Form 10-Q
period 2008-09-30
First Bankshares, Inc.
filed 2008-11-14
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20551

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53380

First Bankshares, Inc.

(Exact name of small business issuer as specified in its charter)

Virginia	80-0229922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Bridge Road P.O. Box 1340 Suffolk, Virginia	23439
(Address of principal executive offices)	(Zip Code)

(757) 934-8200

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerates filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEDURES DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan by a court.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,276,298 shares of Common Stock, par value $3.20 per share, were outstanding at September 30, 2008.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

First Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$2,302,600	$3,468,110

Total cash and cash equivalents	2,302,600	3,468,110

Securities available-for-sale, at fair value	38,576,132	62,054,416
Loans, net	117,181,817	103,786,095
Bank premises and equipment, net	5,647,696	5,721,920
Accrued interest receivable	886,889	997,117
Other investments	3,555,522	2,783,850
Deferred tax asset	981,600	149,000
Other assets	403,580	425,487

	167,233,236	175,917,885

Total assets	$169,535,836	$179,385,995

Liabilities and Stockholders’ Equity
Deposits
Demand	$21,364,829	$20,373,596
Savings	2,837,444	2,431,289
Time	108,866,487	90,943,265

Total deposits	133,068,760	113,748,150

Accrued interest payable	839,151	911,724
Federal funds purchased and borrowed funds	20,003,380	47,551,895
Other liabilities	206,734	467,646

Total liabilities	154,118,025	162,679,415

Stockholders’ equity
Common stock, $3.20 par value; 10,000,000 shares authorized; 2,276,298 issued and outstanding	7,284,154	7,284,154
Additional paid-in-capital	8,938,444	8,938,444
Retained earnings	831,360	417,320
Accumulated other comprehensive income (loss), net	(1,636,147)	66,662

Total stockholders’ equity	15,417,811	16,706,580

Total liabilities and stockholders’ equity	$169,535,836	$179,385,995

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Loss)

	Three Months Ended Sept. 30,
	2008	2007
	(unaudited)	(unaudited)
Interest income
Interest and fees on loans	$1,833,709	$1,741,113
Interest on securities
U.S. Treasury and U.S. Government agencies	549,572	438,573
Interest on federal funds sold	22,318	7,130

Total interest income	2,405,599	2,186,816

Interest expense
Interest on deposits	947,672	747,861
Interest on time certificates of $100,000 and over	226,738	379,317
Interest on federal funds purchased and borrowed funds	197,279	87,820

Total interest expense	1,371,689	1,214,998

Net interest income	1,033,910	971,818
Provision for loan losses	93,956	56,200

Net interest income after provision for loan losses	939,954	915,618

Non-interest income
Service charges on deposit accounts	84,642	72,779
Other	48,054	64,190

Total non-interest income	132,696	136,969

Non-interest expense
Salaries and employee benefits	521,894	391,378
Expenses of premises and equipment	153,210	69,407
Lease expense	16,319	25,310
Bank franchise tax	27,000	26,600
Advertising	12,971	10,258
Data processing	12,713	43,065
Office supplies	19,510	12,855
Professional fees	101,525	73,566
Telecommunications	8,530	9,367
Other operating expenses	87,357	130,956

Total non-interest expense	961,029	792,762

Income before income tax expense	111,621	259,825
Income tax expense	36,300	96,695

Net income	75,321	163,130

Other comprehensive loss, net of income tax expense:
Net unrealized (losses) on securities available-for-sale	(1,593,532)	80,698

Comprehensive income (loss)	$(1,518,211)	$243,828

Per share data:
Income per share, basic	$0.03	$0.07

Income per share, assuming dilution	$0.03	$0.07

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Loss)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Interest income
Interest and fees on loans	$5,513,190	$4,770,017
Interest on securities
U.S. Treasury and U.S. Government agencies	1,704,231	1,135,352
Interest on federal funds sold	58,891	58,428

Total interest income	7,276,312	5,963,797

Interest expense
Interest on deposits	2,607,125	2,268,177
Interest on time certificates of $100,000 and over	935,634	683,335
Interest on federal funds purchased and borrowed funds	737,063	215,774

Total interest expense	4,279,822	3,167,286

Net interest income	2,996,490	2,796,511
Provision for loan losses	219,702	88,800

Net interest income after provision for loan losses	2,776,788	2,707,711

Non-interest income
Service charges on deposit accounts	234,122	200,830
Gain on sale of investments	264,625	—
Other	226,521	237,474

Total non-interest income	725,268	438,304

Non-interest expense
Salaries and employee benefits	1,615,883	1,278,083
Expenses of premises and equipment	422,259	203,100
Lease expense	50,869	75,309
Bank franchise tax	68,100	76,600
Advertising	56,588	36,255
Data processing	93,779	132,678
Office supplies	51,756	42,210
Professional fees	205,209	145,133
Telecommunications	28,016	26,460
Other operating expenses	288,307	480,584

Total non-interest expense	2,880,766	2,496,412

Income before income tax	621,290	649,603
Income tax	207,250	202,325

Net income	414,040	447,278

Other comprehensive income (loss), net of income tax:
Net unrealized (losses) on securities available-for-sale	(1,702,809)	(28,579)

Comprehensive income (loss)	$(1,288,769)	$418,699

Per share data:
Income per share, basic	$0.18	$0.20

Income per share, assuming dilution	$0.18	$0.20

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income	$414,040	$447,278
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	259,141	134,968
Amortization (accretion)	26,651	(3,876)
Gain on sale of available-for-sale securities	(265,573)	—
Provision for loan losses	219,702	88,800
Loans recoveries (charged off)	(47,563)	4,326
Change in operating assets and liabilities
Accrued interest receivable	110,228	(192,514)
Deferred tax asset	44,449	—
Other assets	21,907	(417,976)
Accrued interest payable	(72,573)	308,760
Other liabilities	(260,912)	(39,589)

Net cash provided by operating activities	449,497	330,177

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	68,328,728	64,709,003
Purchase of available-for-sale securities	(47,191,380)	(78,000,000)
Purchase of federal reserve stock	(9,350)	(9,900)
Purchase of federal home loan bank stock	—	(879,400)
Increase in federal funds sold	(1,792,022)	—
Proceeds from the sale of FHLB stock	1,029,700	—
Net increase in loans	(13,567,861)	(21,668,962)
Purchases of bank premises and equipment	(184,917)	(2,807,767)

Net cash provided by (used in) in investing activities	6,612,898	(38,657,026)

Cash flows from financing activities
Net increase (decrease) in demand deposits and savings accounts	1,397,388	(927,226)
Net increase in time deposits	17,923,222	15,761,997
Net increase (decrease) in federal funds purchased and borrowed funds	(27,548,515)	21,948,741
Proceeds from stock options exercised		45,485

Net cash provided by (used in) by financing activities	(8,227,905)	36,828,997

Net decrease in cash and cash equivalents	(1,165,510)	(1,497,852)
Cash and cash equivalents
Beginning of period	3,468,110	3,813,234

End of period	$2,302,600	$2,315,382

See notes to financial statements

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007

(unaudited)

	Common Stock	Additional Paid-in-Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at January 1, 2007	$7,266,554	$8,914,189	$(189,246)	$(177,434)	$15,814,063

Net income	—	—	447,278	—	447,278
Options exercised 5,500 shares	17,600	27,885			45,485
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $14,772	—	—	—	(28,579)	(28,579)

Balances at September 30, 2007	7,284,154	8,942,074	258,032	(206,013)	16,278,247

Net income	—	—	159,288	—	159,288
Tax effect on options exercised	—	(3,630)	—	—	(3,630)
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $140,454	—	—	—	272,675	272,675

Balances at December 31, 2007	7,284,154	8,938,444	417,320	66,662	16,706,580

Net income	—	—	414,040	—	414,040
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $877,169	—	—	—	(1,702,809)	(1,702,809)

Balances at September 30, 2008	$7,284,154	$8,938,444	$831,360	$(1,636,147)	$15,417,811

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the nine-month periods ended September 30, 2008 and 2007 and in conformity with accounting principles generally accepted in the United States of America. Results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The results presented here are for First Bankshares, Inc. (“First Bankshares”), the parent company of SuffolkFirst Bank (“the Bank”). On February 23, 2008, we announced that the Bank’s Board of Directors had approved the formation of a bank holding company, First Bankshares, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of First Bankshares in exchange for each of their shares of the Bank’s common stock. First Bankshares became the Bank’s parent holding company in the third quarter of 2008. The formation was approved at the 2008 Shareholders’ meeting. The organization and business of the Bank, accounting policies followed by the Bank and other relevant information are contained in the notes to the financial statements filed as part of the Bank’s annual report on Form 10-KSB for the year ended December 31, 2007. This quarterly report should be read in conjunction with the annual report. Because First Bankshares has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, First Bankshares and the Bank are collectively referred to as “the Company” unless otherwise noted.

The organization and business of First Bankshares, Inc. and Subsidiary, accounting policies followed, and other related information are contained in the notes to the financial statements of SuffolkFirst Bank (the Bank) as of and for the year ended December 31, 2007, filed as part of the Bank’s report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

First Bankshares, Inc. and Subsidiary’s critical accounting policy relates to the evaluation of the allowance for loan loss which is based on management’s opinion of an amount that is adequate to absorb potential loan loss in the Company’s existing portfolio. The allowance for loan loss is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan loss (to the extent available due to limited history), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company’s allowance for loan loss could result in material changes in First Bankshares, Inc. and Subsidiary’s financial condition and results of operations. The Company’s policies with respect to the methodology for determining the allowance for loan loss involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Income per share

Income per share data has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings per Share. For the nine-month periods ended September 30, 2008 and 2007, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,276,298 and 2,271,906, respectively. For the nine months ended September 2008 and 2007, diluted earning per share has been computed based upon the weighted average common shares outstanding of 2,276,298, and 2,281,143, respectively.

The only potential additional stock of First Bankshares, Inc. and Subsidiary as defined in the Statement of Financial Accounting Standards No. 128 is stock options granted to various officers and employees of First Bankshares, Inc. and Subsidiary. The following is a summary of the basic and diluted income per share calculation for the quarter and nine months ended September 30, 2008 and 2007.

Note 3 – Income per share (continued)

	Three months ended September 30, 2008	Three months ended September 30, 2007
Net Income	$75,321	$163,130

Weighted average number of shares	2,276,298	2,274,086

Options affect of incremental shares	—	6,263

Weighted average diluted shares	2,276,298	2,280,349

Income per share basic	$0.03	$0.07

Income per share assuming diluted	$0.03	$0.07

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net Income	$414,040	$447,278

Weighted average number of shares	2,276,298	2,271,906

Options affect of incremental shares	—	9,237

Weighted average diluted shares	2,276,298	2,281,143

Income per share basic	$0.18	$0.20

Income per share assuming diluted	$0.18	$0.20

Note 4 – Income Taxes

For the nine months ended September 30, 2008 and 2007, the Company reported a net income of $414,040 and $447,278, respectively. We recorded a federal income tax expense of $207 thousand and $202 thousand for the nine months ended September 30, 2008 and 2007, respectively.

Note 5 – Employee Stock Option Plan

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company’s shareholders. Through December 31, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As of December 31, 2007, all outstanding stock options were fully vested. No stock options were granted or vested during the first nine months of 2008 or 2007 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards No. 123 (R) Share-Base Payment) and any stock-based employee compensation for future grants will be determined using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk- free interest rate, and the expected life.

Note 6 – Supplemental Cash Flows Information

The Company paid $4,352,395 and $2,858,526 interest on deposits, federal funds purchased, and borrowed funds for the nine months ended September 30, 2008 and 2007, respectively. Federal income taxes of $407,272 were paid for the nine months ended September 30, 2008 with $265,000 Federal income taxes paid for the nine months ended September 30, 2007.

Note 7 – Disclosures about Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company has adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expand disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

In February 2008, Staff Position No. 157-2 (“FSP 157-2”) was issued. FSP 157-2 delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in active markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-For-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. agency securities; mortgage-backed agency securities; obligations of states and political subdivisions; and certain corporate, asset-backed, and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increases are reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. At September 30, 2008, the Company had $1.1 million of impaired loans or 0.92% of total loans compared with no impaired loans at September 30, 2007. It is the opinion of management that the allowance is adequate to absorb any loss related to these loans. The valuation would be considered Level 3.

Note 8 – Reclassifications

Certain reclassifications were made to the 2007 financial statement presentation in order to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income.

Note 9 – Subsequent Pronouncements

SFAS no. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows companies, at their option, to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 is effective beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

SFAS no. 161

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The statement also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. This accounting standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe that Statement 161 will have an impact to our financial statements.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included elsewhere in this document. This discussion is intended to assist in understanding our financial condition and results of operations. The data presented for the nine-month periods ended September 30, 2008 and 2007, is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting only of normal reoccurring accruals, necessary to present fairly the data for such periods.

Results of Operations

Overview

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, available-for-sale securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of non-interest income include service charges on deposit accounts, fees from mortgage loan origination, and other miscellaneous income.

For the nine months ended September 30, 2008 our net income was $414,040 compared to a net income of $447,278 for the nine months ended September 30, 2007. Our net income and per share income increased for the nine months ended September 30, 2008 due to a gain on the sale of investments of $174,653 after taxes.

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Net Income	$414,040	$447,278
Per Share Income, basic and diluted	$0.18	$0.20

Net Interest Income

Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. Our loan growth of $21 million has been the primary contribution to our increased interest income for September 30, 2008 compared to September 30, 2007. Our increase in interest expense for the same period is due primarily to an increase in average time deposits of $23 million and average federal funds purchased and borrowed funds by $23.5 million. The change in earning assets and interest-bearing liabilities accounts for the increase in net interest income for the nine months ending September 30, 2008, compared to the nine months ending September 30, 2007. In addition, the Company increased the provision for loan losses from $88,800 for the nine- month period ending September 30, 2007 to $219,702 for the nine months ending September 30, 2008.

Our management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by our Board of Directors. The “net interest margin” is a common statistic related to changes in interest income. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income after the provision for loan losses, for the nine months ended September 30, 2008 was $2,782,834 compared to $2,707,711 for the nine months ended September 30, 2007. This increase is due to our loan growth and both volume and yield growth in our securities portfolio as noted on page 14.

The net interest margin for the year ended December 31, 2007 and for the nine months ended September 30, 2008 was 3.27% and 2.57%, respectively. The decline in net interest margin can be primarily attributed to the Company’s asset-sensitive position in a declining interest rate environment where rates on a portion of our loan portfolio adjusted faster than rates on time deposits and specific borrowed funds.

The table “Average Balances, Interest Income and Average Yield Rates,” provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the periods indicated. The average balances used in this table and other statistical data were calculated using daily average balances.

First Bankshares, Inc. and Subsidiary

Average Balances, Interest Income and Expenses and Average Yield and Rates

(In thousands)

	For the nine months ended September 30, 2008			For the nine months ended September 30, 2007			For the year ended December 31, 2007
	Average Balances(1)	Interest Income/ Expense	Yields/ Rates	Average Balances(1)	Interest Income/ Expense	Yields/ Rates	Average Balances(1)	Interest Income/ Expense	Yields/ Rates
ASSETS:
Interest earning assets:
Federal funds sold	$6,041	$59	1.30%	$1,480	$58	5.23%	$1,306	$64	4.90%
Investment securities	44,487	1,834	5.50%	31,888	1,202	5.03%	34,116	1,794	5.26%
Loans	111,788	5,513	6.58%	83,086	4,784	7.68%	87,550	6,694	7.65%

Total earning assets	162,316	7,406	6.08%	116,454	6,044	6.92%	122,972	8,552	6.95%

Non-interest earning assets:
Cash & due from banks	3,133			3,320			3,282
Premises & Equipment	5,765			3,324			3,840
Other Assets	1,804			1,388			1,463
Allowance for Loan Losses	(1,014)			(854)			(871)

Total non-interest earning assets	9,688			7,178			7,714
Total Assets	$172,004			$123,632			$130,686

Liabilities & Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposit accts	$6,166	58	1.25%	$5,685	40	0.94%	$5,691	52	0.91%
Savings accounts	2,502	23	1.23%	2,224	20	1.20%	2,257	27	1.20%
Time deposits	101,926	3,461	4.53%	78,498	2,892	4.91%	80,972	4,005	4.95%
Federal Funds Purchased and Borrowed Funds	29,633	737	3.32%	6,123	215	4.68%	10,229	446	4.36%

Total interest bearing liabilities	140,227	4,279	4.07%	92,530	3,167	4.56%	99,149	4,530	4.57%

Non-interest bearing liabilities:

Non-interest demand deposit accounts	14,171			13,996			14,176
Other liabilities	1,303			1,290			1,192
Shareholders’ equity	16,303			15,816			16,169

Total Liabilities & Shareholders’ Equity	$172,004			$123,632			$130,686

Interest Rate Spread(2)			2.01%			2.36%			2.39%

Net Interest Income(3)		$3,127			$2,877			$4,022

Net Interest Margin(4)			2.57%			3.29%			3.27%

(1)	Average balances are computed on a daily basis
(2)	Yield on interest earning assets average balance less total interest bearing liabilities average balance
(3)	Total earning assets average balance less total interest bearing liabilities average balance
(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets

Non-Interest Income

Non-interest income increased from $438,304 for the nine months ended September 30, 2007 to $719,222 for the nine months ended September 30, 2008. The increase in non-interest income was due primarily to a $264,625 gain on the sale of investments and an increase in $33,292 related to service charges on deposit accounts.

Non-interest Expense

Salaries and employee benefits make up the majority of the increase in non-interest expense components. The increase from $2.5 million to $2.9 million for the nine months ended September 30, 2007 and 2008, respectively, was due to additional staffing which included a commercial loan officer at our North Suffolk Branch and overall increases in wages in the first nine months of 2008. Another increase was in expenses related to premises and equipment due to the opening of our North Suffolk office in October 2007. Professional fees increased due to compliance costs related to the Sarbanes-Oxley Act of 2002 and fees related to the formation of the bank holding company. Other fees for the nine months ended, September 30, 2008 are reduced by $192 thousand due to the full implementation of FASB 91 in the second half of 2007.

Income Taxes

For the quarters ended September 30, 2008 and 2007, the Company reported a net income of $414,040 and $447,278, respectively. We recorded a federal income tax expense of $207 thousand and $202 thousand for the nine months ended September 30, 2008 and 2007, respectively.

Financial Condition

Securities

Our entire investment portfolio was held as available-for-sale at September 30, 2008, and market value totaled $38.6 million. The following table shows the weighted average yield and average life of the portfolio.

The following table presents information as of September 30, 2008:

	Book Value	Market Value	Weighted Average Life		Weighted Average Yield
Mortgage backed securities - variable rate	$9,845,722	$9,691,278	6.82 years		4.59%

Mortgage backed securities - fixed rate	528,309	515,080	14.20 years		4.62%

Agency notes / bonds - fixed rate	25,609,019	24,346,374	15.27 years		5.20%

Other securities	5,072,350	4,023,399	16.33 years		7.05%

TOTAL PORTFOLIO	$41,055,400	$38,576,132	13.41 years	[1]	5.28%

[1]	The weighted average life calculations are based on the current level of prepayments as of September 30, 2008.

The following table presents scheduled maturities of debt securities at September 30, 2008. Available-for-sale securities are stated at estimated fair value:

September 30, 2008

Available-For-Sale Securities

Estimated Fair Value

	0 - 5 Years	5 - 10 Years	After 10 Years		Total
Maturities

Agency notes / bonds	$—	$—	$24,346,374		$24,346,374

Preferred securities	—	—	3,492,509		3,492,509

Muni tax exempt	—	—	530,890		530,890

Mortgage backed securities / collaterized mortgage obligations	—	—	10,206,359	[1]	10,206,359

TOTAL	$—	$—	$38,576,132		$38,576,132

[1]	Includes $10,206,359 in variable rate MBS that reset within one to ten years.

The following table presents information as of December 31, 2007:

	Book Value	Market Value	Weighted Average Life		Weighted Average Yield
Mortgage backed securities - variable rate	$13,983,074	$13,930,912	8.09 years		4.83%

Mortgage backed securities - fixed rate	537,210	520,055	3.31 years		4.82%

Agency notes / bonds - fixed rate	42,863,380	43,023,600	0.33 years		4.97%

Other securities	4,558,440	4,568,225	0.54 years		7.20%

Collateralized mortgage	11,669	11,624	0.36 years		2.91%

TOTAL PORTFOLIO	$61,953,773	$62,054,416	2.12 years	[1]	5.11%

[1]	The weighted average life calculations are based on the current levels of prepayments as of December 31, 2007.

The following table presents scheduled maturities of debt securities at December 31, 2007. Available-for-sale securities are stated at estimated fair value:

December 31, 2007

Available-For-Sale Securities

Estimated Fair Value

	0 - 5 Years	5 - 10 Years	After 10 Years		Total
Maturities

Agency notes / bonds	$27,970,867	$—	$15,052,733		$43,023,600

Preferred securities	—	—	4,568,225		4,568,225

Mortgage backed securities / collaterized mortgage obligations	—	11,624	14,450,967	[1]	14,462,591

TOTAL	$27,970,867	$11,624	$34,071,925		$62,054,416

[1]	Includes $14,450,967 in variable rate MBS that reset within one to ten years.

Loan Portfolio

Our primary source of income is our lending activities. We offer three major types of loans: residential real estate, commercial loans, installment and other loans to customers throughout our market area. We also originate and purchase loans outside of our primary market area. The Company has purchased loans from other banks (participation loans) that include hotel and real estate development loans. Hotel loans are identified as a concentration of credit as it relates to the percentage of total outstanding loans. Hotel loans on September 30, 2008 represent $14.6 million or 12.38% of the loan portfolio, while commercial and residential real estate development loans represent $3.1 million and 2.68% of total loans on September 30, 2008. An additional concentration includes unimproved land loans that represent $9.2 million or 7.80% of total loans, comprised primarily of commercial land in the amount of $5.3 million or 4.54% of total loans and residential 1-4 family in the amount of $2 million or 1.81% of total loans on September 30, 2008. Management and the Board of Directors monitor these concentrations periodically.

At September 30, 2008 and December 31, 2007, loans net of the allowance for loan losses totaled $117.2 million and $103.8 million, respectively, and represented a loan to deposit ratio of 88.06% and 91.24%, respectively.

The following table summarizes the loan receivable portfolio by type at the dates indicated:

	As of September 30, 2008			As of December 31, 2007
	Amount		Percent	Amount		Percent
Real estate – residential	$28,657,440		24.46%	$23,421,660		22.57%

Commercial real estate	67,453,394	(1)	57.56%	61,325,033	(2)	59.09%

Commercial loans	19,789,866		16.89%	17,273,911		16.64%

Installment & other loans	2,395,075		2.04%	2,707,311		2.61%

Total loans	$118,295,775		100.95%	$104,727,915		100.91%

Less: allowance for loan losses	$(1,113,958)		(0.95)%	$(941,820)		(0.91)%

Net loans	$117,181,817		100.00%	$103,786,095		100.00%

[1]	As of September 30, 2008, 62% of commercial real estate loans were secured by business locations, 14% were secured by rental property, 9% were secured by churches, 1% were secured by farms, and 14% were secured by other real estate.
[2]	As of December 31, 2007, 57% of commercial real estate loans were secured by business locations, 29% were secured by rental property, 7% were secured by churches, 1% were secured by farms, and 6% were secured by other real estate.

A certain degree of risk taking is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks we take and to minimize losses. Such policies include limits on loan-to-collateral ratios for each type of loan, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and non-accrual and charge-off guidelines.

Commercial loans primarily represent loans made to businesses and may be made on either a secured or an unsecured basis. When taken, collateral consists of liens on receivables, equipment, inventories, furniture, and fixtures. Unsecured business loans are generally short-term with an emphasis on repayment strengths and low debt-to-worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower’s business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To control risk, initial and continuing analysis of a borrower’s financial information is required.

Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some non-farm, non-residential real estate. As of September 30, 2008, residential real estate construction loans totaled $3.1 million.

Loans secured by real estate mortgages comprised 82.02% of our loan portfolio at September 30, 2008 and 81.66% at December 31, 2007. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 90%. Non-farm, non-residential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Allowance for Loan Losses

The allowance for loan losses is increased by direct charges to the provision for loan losses expense. Losses on loans are charged against the allowance in the period in which management has determined loans have become uncollectible. It is our policy to record recoveries of previously charged-off loans as a credit to the allowance. We experienced $47,779 of charge-offs and $215 of recoveries for the nine months ended September 30, 2008. We experienced only $99 of charge-offs and $4,524 of recoveries for the year ended December 31, 2007. The table, “Allowance for Loan Losses,” reports the allocation to loan loss reserve. At quarter end September 30, 2008, management recognized loans that were impaired in principal and interest and is of the opinion that the allowance is adequate to absorb any loss related to these loans. At September 30, 2008, the Company had $1.1 million of nonperforming loans. Management’s policy is to evaluate loan loss history compared to the actual loan loss reserve quarterly to ensure the allowance is adequate.

In reviewing the adequacy of the allowance for loan losses at September 30, 2008, management considers multiple criteria. Criteria used to evaluate the adequacy of the reserve include the evaluation of current economic conditions affecting the borrowers’ ability to repay; the volume of loans; the trends in delinquent, non-accruing, and potential problem loans; and the quality of collateral securing nonperforming and problem loans. Therefore, management considers the loan loss reserve adequate to cover its estimate of possible future losses inherent in the loan portfolio. Management presently uses a loan risk grading system to determine the overall risk and quality of the loan portfolio as well as other off-balance sheet credit risk evaluation such as loan commitments and standby letters of credit. The calculation provides for management’s assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the allowance for loan losses as part of their examination of the Company and may require adjustments to the allowance based upon information available to them at the time of the examination.

The following chart summarizes the allowance for loan losses for the periods indicated:

Allowance For Loan Losses

	For the nine months ended September 30, 2008	For the year ended December 31, 2007
Total loans outstanding	$118,295,776	$104,727,915

Balance at beginning of period	$941,820	$826,595
Loans charged off during period	(47,779)	(99)
Recoveries during period	215	4,524
Addition to reserves during period	219,702	110,800

Balance of allowance for loan losses at end of period	$1,113,958	$941,820

Non-performing Loans; Other Problem Assets

It is the Company’s policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or there is serious doubt to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest.

As of September 30, 2008, management recognized $1.1 million in non-performing loans which represents 0.92% of total outstanding loans. Management’s assessments of these loans indicate the allowance for loan loss is adequate to cover any loss in these loans if liquidation of the collateral is necessary.

Potential Problem Loans

Our loan policy requires management to identify and maintain a list of potential problem loans, including problem loans that are on non-accrual status and loans that are past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information related to possible credit problems of borrowers that will cause serious doubts as to the ability of such borrowers to comply with the current loan repayment terms.

Other Real Estate Owned (OREO)

The Company had no other real estate owned at September 30, 2008 or September 30, 2007; however, a loan of $677 thousand secured by commercial real estate is in process of foreclosure. According to management’s assessment of the collateral securing the loan, we do not anticipate a material change in the Allowance for Loan Loss. The estimated fair value of the OREO will be determined by an outside appraiser prior to acquisition and future carrying values will be determined by an annual appraisal of the market value of the OREO.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Deposits at September 30, 2008 totaled $133.1 million, compared to December 31, 2007 of $113.7 million, a $19.4 million or 17% increase for the nine months. These deposits were the primary funding source for our loan growth.

Capital Adequacy

The management of capital in a regulated financial services industry must properly balance return on equity to Stockholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Company’s capital management strategies have been developed to maintain its “well-capitalized” position. Total capital at September 30, 2008 of $15.4 million includes unrealized losses net of tax of $1.6 million on securities held as available-for-sale. The Company is considered by our Board of Directors, management, and regulators to be well capitalized.

The Company is subject to various regulatory capital requirements administered by federal and state regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possible disciplinary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of September 30, 2008, the Company met all minimum capital adequacy requirements and is categorized as “well capitalized.” There are no conditions or events that management believes have changed our category.

The Company is considered to be well capitalized under the regulatory definition of a well capitalized bank. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The following table shows capital ratios and the minimum capital ratios required by our regulators:

Risk Based Capital Analysis at September 30, 2008

(Dollar in Thousands)

September 30, 2008
Tier 1 capital:
Common stock	$7,284
Additional paid in capital	8,938
Retained earnings and comprehensive loss	2,468

Subtotal	$18,690
Net unrealized loss on securities	1,636

Total Tier 1 capital	$17,054

Tier 2 capital:
Allowance for loan losses	$1,114

Total risk based capital	$18,168

Average total assets	$173,790

Risk weighed assets	$118,497

Risk Based Capital Ratios at September 30, 2008

	Ratio at September 30, 2008	Regulatory Minimum	Well Capitalized
Capital ratios:
Tier 1 risk leverage ratio	9.81%	4.0%	<6.0%
Capital ratios:
Tier 1 risk based	15.33%	8.0%	<10.0%
Capital ratios:
Total	14.39%	4.0%	<5.0%

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict time cycles and the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company’s overall financial condition. Our primary source of liquidity is cash, due from banks, federal funds sold, and securities maintained in our available-for-sale portfolio. In addition, we have substantial lines of credit from our correspondent banks ($12 million) along with an arrangement to borrow from the Federal Home Loan Bank at thirty percent (30%) of total assets and the Federal Reserve under certain conditions. These credit lines are available through our correspondent banks for short term liquidity needs and are subject to prevailing interest rates. In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which may arise, within realistic limitations.

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking because as a financial institution, the company derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and possible borrowings) at various terms and rates. These funds are then invested into earning assets (loans, investments, etc.) at various terms and rates.

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that re-price within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of our asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. The goal is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

Management strives to control the exposure to interest rate volatility and operates under policies and guidelines established by our Board of Directors who set the level of acceptable risk by understanding, reviewing, and making decisions based on risk position. In addition, pricing, promotion, and product development activities are assessed in an effort to emphasize the loan and deposit term or re-pricing characteristics that best meet current interest risk objectives. We use a variety of analytical systems and balance sheet tools to manage interest rate risk.

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. We use a simulation model to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable, and falling interest rate scenarios, we can position the Company to take advantage of anticipated interest rate movements, by understanding the dynamic nature of its balance sheet components. We evaluate the securities, loans, and deposit portfolios to manage our interest rate risk position.

The following table on page 22 “Gap Report” indicates that, on a cumulative basis through twelve months reflects rate sensitive assets exceeding rate sensitive liabilities, resulting in an asset sensitive position at September 30, 2008 of $1.7 million. This net asset sensitive position was a result of $77.1 million in rate sensitive assets being available for re-pricing during the next 12 months and $75.4 million in rate sensitive liabilities available for re-pricing during the next 12 months which reflects a cumulative negative gap of $1.7 million. Our current Gap position is considered by management to be favorable in a flat to increasing interest rate environment. A negative interest sensitivity gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “horizon”. The Gap is positive when interest-sensitive assets exceed interest-sensitive liabilities. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. The table on page 22 reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their re-pricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or their contractual re-pricing date. Time deposits are reflected in the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual re-pricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period.

However, we are under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest re-pricing interval since they were borrowed under the daily rate credit option, and re-price daily.

First Bankshares, Inc. and Subsidiary

Gap Report

For the Month ending September 30, 2008

(in thousands)

	1-30 DAYS	31-180 DAYS	181-360 DAYS	1-2 YEARS	2-3 YEARS	3-5 YEARS	5-10 YEARS	OVER 10 YEARS	TOTAL
	Volume	Volume	Volume	Volume	Volume	Volume	Volume	Volume	Volume
ASSETS:
U.S. Agency -A.F.S.	—	—	—	—	—	8,949	16,660	—	25,609
FN/FH fix mortgage backed-A.F.S.	66	748	2,298	53	47	81	140	149	3,582
GN 1yr CMT ARM-H.T.M.	13	175	431	—	—	—	—	—	619
FN/FH 1yr CMT ARM-A.F.S.	74	729	937	651	284	398	615	—	3,688
FN/FH other CMT ARM-A.F.S.	19	267	273	84	66	241	—	—	950
FN/FH Libor ARM-A.F.S.	22	103	285	149	117	203	215	—	1,094
FN/FH libor CMO-A.F.S.	10	46	49	82	65	91	139	—	482
Corporate bonds-A.F.S.	—	—	—	—	—	—	—	4,552	4,552
Tax free Muni bonds GO/A.F.S.	—	—	—	—	512	—	—	—	512
Federal reserve stock	487	—	—	—	—	—	—	—	487
FHLB stock	1,223	—	—	—	—	—	—	—	1,223
Other securities	(2,060)	—	—	—	—	—	—	—	(2,060)
Commercial loans fixed	2,164	6,416	7,059	9,091	12,525	12,158	1,707	115	51,235
Commercial loans variable	36,572	1,130	—	—	—	—	—	—	37,702
Real estate loans fixed rate	99	1,140	492	2,588	2,533	2,790	5,548	140	15,330
Real estate loans variable rate	2,689	—	—	—	—	—	—	—	2,689
Consumer loans fixed rate	12,959	—	—	—	—	—	—	—	12,959
Loanbalancing	(1,620)	—	—	—	—	—	—	—	(1,620)
Fed funds sold	1,792	—	—	—	—	—	—	—	1,792
Non-interest bearing assets	—	—	—	—	—	—	—	—	8,934

Total Assets	54,509	10,754	11,824	12,698	16,149	24,911	25,024	4,956	169,759

LIABILITIES:
N.O.W. & Savings	3,524	—	—	—	—	—	—	—	3,524
MMDA	2,843	—	—	—	—	—	—	—	2,843
Passbook savings	2,837	—	—	—	—	—	—	—	2,837
Time deposits <100M	9,388	18,994	17,888	9,578	6,176	4,117	140	—	66,281
Time deposits >100M	6,913	8,632	6,330	9,335	7,396	5,973	—	—	44,579
CD balancing account	(1,993)	—	—	—	—	—	—	—	(1,993)
Borrowings	—	—	—	—	—	20,000	—	—	20,000
Non-interest bearing liab & capital	—	—	—	—	—	—	—	—	31,688

Total Funding	23,512	27,626	24,218	18,913	13,572	30,090	140	—	169,759

DISCRETE:
GAP	30,997	(16,872)	(12,394)	(6,215)	2,577	(5,179)	24,884	4,956	0

CUMULATIVE:
GAP	30,997	14,125	1,731	(4,484)	(1,907)	(7,086)	17,798	22,754

Off-Balance Sheet Arrangements

In our normal course of business, we may have outstanding commitments for the extension of credit that are not reflected in the financial statements. These commitments represent no more than the normal lending risk that we commit to our borrowers. If these commitments are drawn, we may obtain collateral if it is deemed necessary based on management’s credit evaluation of the borrower. As of September 30, 2008, we had outstanding commitments to extend credit of $20.4 million and letters of credit of $114 thousand. Management believes these commitments can be funded, if required, through normal operations and has received commitment fees related to these lending activities.

Item 3.	Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, our Principal Executive Officer and Principal Financial and Accounting Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. They have designed disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to us is made known to them by others within the organization, particularly during the periods when our quarterly and annual reports are being prepared. They have evaluated the effectiveness of our disclosure controls and procedures, and based on their evaluation, concluded that our disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There was no change in our internal control over financial reporting or control of assets during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting or control over assets.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion, would result in any material adverse effect on our financial position or results of operations, or which is not expected to be covered by our liability insurance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Index:

Exhibit No.	Description
3.1	Articles of Incorporation of First Bankshares Inc. and Subsidiary (incorporated by reference to Exhibit 2.1 to Form 10-SB filed with the Federal Reserve on April 22, 2004).

3.2	Bylaws of First Bankshares Inc. and Subsidiary (incorporated by reference the Exhibit 3.2 to Form 8-K filed with the Federal Reserve on September 24, 2007).

31.1	Certification of Darrell G. Swanigan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008.

31.2	Certification of Robert E. Clary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008.

32	Certification of Darrell G. Swanigan and Robert E. Clary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANKSHARES INC. AND SUBSIDIARY

Date: November 14, 2008	/s/ Darrell G. Swanigan
Darrell G. Swanigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Robert E. Clary
Robert E. Clary, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)