Form 10-K
period 2008-12-31
First Bankshares, Inc.
filed 2009-02-23
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-53380

First Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	80-0229922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Bridge Road P.O. Box 1340 Suffolk, Virginia	23439
(Address of principal executive offices)	(Zip Code)

(757) 934-8200

(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $3.20

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III  of  this  Form  10-K or  any  amendment  to  this  Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act),    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2008: $13,313,881.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer’s common stock as of December 31, 2008: 2,276,298 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 16, 2009 are incorporated by reference in Part III of this report.

FIRST BANKSHARES, INC. AND SUBSIDIARY

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1	Business

General

The results presented here are for First Bankshares, Inc. (“First Bankshares,” the “Company,” “we,” “our,” or “us”), the parent company of SuffolkFirst Bank (the “Bank”). On February 23, 2008, we announced that the Bank’s Board of Directors had approved the formation of a bank holding company, First Bankshares, of which the Bank became a wholly owned subsidiary. The reorganization was consummated through a share exchange in which each of the Bank’s shareholders received one share of First Bankshares, Inc. common stock in exchange for each of their shares of SuffolkFirst Bank common stock. First Bankshares became the Bank’s parent holding company on August 15, 2008.

SuffolkFirst Bank is located in and considers its primary market to be the City of Suffolk, Virginia. Our secondary market is the eastern sections of the cities of Portsmouth and Chesapeake and portions of the counties of Southampton and Isle of Wight, as well as Gates County, North Carolina. Financial activity and growth in Suffolk have been brisk over the past five years. The Suffolk Department of Economic Development reported the City of Suffolk as one of the fastest-growing cities in Virginia. In management’s opinion, this growth will continue into the foreseeable future. The City of Suffolk had a population of 81,209 in 2007, and the Suffolk Department of Economic Development projects the population to grow to 122,482 by 2020. As of 2007, there were 34,354 individuals employed within the city.

Significant Accomplishments in 2008

•	Formed First Bankshares, Inc.

•	Increased loans 11.95%

•	Increased deposits 14.54%

•	Improved efficiency ratio

Business Development

The Bank’s core business development targets small- to medium-sized business customers in addition to offering various consumer products. Our services and products consist primarily of taking deposits and making loans within our trade area of the City of Suffolk and its adjacent cities and counties. We provide a broad selection of commercial and retail banking products, including commercial and residential real estate loans and various consumer loans. We also offer a wide range of deposit products, including time deposit, automated clearing house transactions, remote capture, debit cards, 24-hour ATM access, and Internet banking and bill pay service.

Fee Income

With the decline in net interest margins experienced throughout the banking industry, fee income has become an important aspect of the Bank’s overall profitability. Public perception of increased fees by large state and national financial institutions has increased the sensitivity of both consumers and businesses in our market area, affording us an opportunity to develop new relationships with these parties.

SuffolkFirst Bank established its mortgage loan origination department in 2003. Management anticipates future improvement in fee income primarily through marketing mortgage loan products, which include construction loan fees on residential and commercial real estate loans, and by exploring other fee income products.

Fee income related to mortgage loan origination declined in 2008 to $108,732, compared to $152,987 in 2007 and $172,695 in 2006. The decline in mortgage origination fee income can be attributed to a lower volume of closed loans in 2008 versus both 2007 and 2006 and was affected by a decline in demand for both construction of new homes and refinancing of existing homes within our market.

Financial Performance

The financial performance of the Bank is detailed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At year end 2008, total assets stood at $184,158,222 and deposits were $130,284,637, compared to $179,385,995 in total assets and $113,748,150 in deposits at December 31, 2007, representing 2.66% growth in assets and 14.54% growth in deposits. Total loans grew to $117,247,295 in 2008 from $104,727,915 in 2007, representing 11.95% growth.

The Company realized income before income taxes of $362,438, $919,790, and $866,745 for the years ending December 31, 2008, 2007, and 2006, respectively.

Deposit Activities

In 2008 the Bank introduced Remote Deposit Express, a service designed to allow business customers to submit their deposits electronically seven days a week. Remote Deposit Express also eliminates the time, risk, and expense that businesses incur by having their employees deliver deposits to branch locations or by paying for courier pickup. In addition, we provide a variety of deposit products that includes time deposits, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet banking and bill pay service.

Expansion Strategy

In March of 2008, First Bankshares, Inc. was organized under the laws of Virginia. At the annual meeting on May 15, 2008, SuffolkFirst Bank shareholders approved the reorganization of the Bank’s business under a holding company structure.

The laws and regulations applicable to First Bankshares, Inc. as a holding company allow us greater flexibility in expanding our market through increasing the variety of services that financial subsidiaries provide our customers. While the activities of First Bankshares are subject to additional regulation under the Bank Holding Company Act of 1956, management believes that a bank holding company structure allows us to successfully pursue a strategy of expanding into related lines of business that address the needs of our target market. Under the Gramm-Leach Bliley Act and subject to compliance with various regulatory criteria, First Bankshares is able to offer a greater variety of additional financial-related services. In addition, the management of First Bankshares believes the formation of the holding company enables us to raise alternative sources of capital that will serve to enhance shareholder value.

On November 20, 2008, the Board of Directors of First Bankshares adopted an amendment of the Articles of Incorporation authorizing 1 million shares of preferred stock with a par value of $1.00 per share subject to shareholder approval. The amendment will allow the Board of Directors to issue preferred stock in one or more series and, to the extent permitted by law, fix and determine the preferences, limitations, and relative rights of shares of any series so established.

The primary objective in amending the Articles of Incorporation is to permit First Bankshares to issue Senior Preferred shares, which will allow the Company to participate in the U.S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. Under the Capital Purchase Program, First Bankshares would issue approximately 3,540 shares of preferred stock to the U.S. Treasury, with at least 996,550 additional shares authorized for issuance at a later date. The Board of Directors would be permitted to issue such stock without shareholder approval, providing us with maximum flexibility in structuring acquisitions, joint ventures, strategic alliances, capital-raising transactions, and other corporate purposes. The Board of Directors evaluates such opportunities and considers different capital structuring alternatives designed to advance our business strategy. Having the authority to issue preferred stock will enable us to develop equity securities tailored to specific purposes and to avoid the possible delay associated with, and significant expense of, calling and holding a meeting of shareholders to authorize such additional capital. The Board of Directors believes that such enhanced ability to respond to opportunities and favorable market conditions before the opportunities or conditions pass is in the best interests of the Company and its shareholders.

Capital Purchase Program

First Bankshares received preliminary approval on December 1, 2008 to participate in the Capital Purchase Program. In the event of our participation, we anticipate that we would issue cumulative perpetual preferred stock (“Senior Preferred”) with a liquidation preference of $1,000 per share. Under the Program, eligible institutions can generally apply to issue Senior Preferred shares to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. In our case, we have been approved for an investment by the Treasury of approximately $3.54 million, or 3% of our risk-weighted assets at December 31, 2008. If shareholders approve the proposal to amend the Articles of Incorporation and we satisfy all other conditions to closing the transaction, we would issue approximately 3,540 Senior Preferred shares to the Treasury under the terms summarized below.

The Senior Preferred shares would rank senior to our common shares and at an equal level in the capital structure with any other preferred shares other than preferred shares which by their terms rank junior to any other preferred shares. The Senior Preferred shares would pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of original investment and thereafter at a rate of 9% per annum. Dividends would be payable quarterly in arrears on the fifteenth day of February, May, August, and November of each year and the Senior Preferred shares would not be convertible into shares of any other class or series of our stock.

The Senior Preferred shares may not be redeemed prior to the first dividend payment date after the third anniversary of the date of issuance, except to the extent of the proceeds of one or more Qualified Equity Offerings (as defined below) that results in proceeds to us of not less than 25% of the issue price of the Senior Preferred shares (or at least $885,000 if we issue $3.54 million of Senior Preferred shares to the Treasury). A “Qualified Equity Offering” is the sale for cash, following the date of issuance of the Senior Preferred shares, of common shares or perpetual preferred shares that qualify as Tier 1 capital under the risk-based capital guidelines of the Board of Governors of the Federal Reserve System (“Federal Reserve”). On any date after the first dividend payment date following the third anniversary of the date of issuance, the Senior Preferred shares may be redeemed, in whole or in part, at our option. Any such redemption must be approved by the Federal Reserve and would be at a cash redemption price of $1,000 per Senior Preferred share, plus any unpaid dividends for all prior dividend periods for that share, plus a pro rata portion of the dividend for the then-current dividend period to the redemption date. Holders of the Senior Preferred shares will have no right to require the redemption or repurchase of the Senior Preferred shares.

Additional information regarding the Capital Purchase Program and the terms of the Senior Preferred shares issue can be found at the U.S. Treasury’s website at http://www.treas.gov/initiatives/eesa.

Officers of the Bank

The following table lists the officers of the Bank and the periods of their employment.

Officers of the Bank

As of December 31, 2008

Name of Officer	Title and Previous Occupation	Employed Since	Age
Darrell G. Swanigan	President and Chief Executive Officer	July 2002	66

Robert E. Clary, CPA	Chief Financial Officer	February 2004	59

James R. A. Stanley, Jr.	Executive Vice President and Senior Loan Officer	December 2002	49

Keith B. Hawkins	Executive Vice President and Commercial Loan Officer; Senior Risk Officer of RBC Centura for Virginia and the Outer Banks from 2000 to 2007; Senior Loan Administration Officer of Regional Corporate Group, Wachovia/Central Fidelity Bank from 1993 to 2000	January 2008	51

Employees

The Bank had 43 full-time equivalent employees at December 31, 2008, or one employee for every $4,185,414 in assets, compared to 45 full-time equivalent employees at December 31, 2007, or one employee for every $3,986,355 in assets. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good. Based on the Bank’s mission statement of providing superior personal service to our customers, our employees are well suited for accomplishing this goal and establishing the Bank as a good corporate citizen in the Suffolk community.

Supervision and Regulation

General

SuffolkFirst Bank is a Virginia state chartered bank regulated by the Federal Reserve Bank and the Bureau of Financial Institutions of Virginia. SuffolkFirst Bank operates as a subsidiary under First Bankshares, Inc., a one bank holding company. Our deposits are insured by the Federal Deposit Insurance Corporation (FDIC). First Bankshares, Inc. and the Bank are required by the Federal Reserve and the Bureau of Financial Institutions to file quarterly financial reports on our financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic onsite and offsite examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds and are not intended to protect our various shareholders. Additionally, we must bear the cost of compliance with reporting and other regulations; this cost can be significant and could affect our financial performance.

The Federal Reserve, Bureau of Financial Institutions, and FDIC have the authority and responsibility to ensure that financial institutions are managed in a safe and sound manner and to prevent the continuation of unsafe and unsound activities. Additionally, they must generally approve significant business activities undertaken by financial institutions. Typical examples of such activities requiring approval include branch locations, mergers, capital transactions, and major organizational structure changes. Obtaining regulatory approval for these types of activities can be time consuming and expensive and ultimately might not be successful.

Insurance of Accounts and Regulatory Assessments

Our deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum legal limits of the FDIC and are subject to regulation, supervision, and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of our business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location and number of branch offices. The laws and regulations governing us generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting shareholders.

The Federal Deposit Insurance Act (FDIA) has established a risk-based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories – “well-capitalized,” “adequately capitalized,” and “undercapitalized” – defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA. Each of these groups are divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix created results in nine assessment risk classifications, with rates ranging from 0.01% of insured deposits for well-capitalized institutions having the lowest level of supervisory concern to 0.27% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the Bank Insurance Fund of the FDIC reserve ratio falls below that level, all insured banks would be required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

Bank Capital Adequacy Guidelines

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of total capital (4%) must be composed of “Tier 1 capital,” which is defined as common equity, retained earnings, and qualifying perpetual preferred stock less certain intangibles. The remainder may consist of “Tier 2 capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the Allowance for Loan Losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. Government and Agency Securities to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans, and consumer loans. Residential first mortgage loans on one- to four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans.

In addition to the risk-based capital requirements, the Federal Reserve has established a minimum 4.0% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to a level of 4.0% to 6.0% or more. The highest rated banks are those that are not anticipating or experiencing significant growth; that have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings; and that, in general, are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which it will achieve its minimum Leverage Capital Ratio requirements. A bank that fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.05% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, provided it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary to operate in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

Under these regulations, a commercial bank will be:

•

“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to any written capital order or directive;

•

“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater (3% in certain circumstances) and does not meet the definition of “well-capitalized”;

•

“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, and a Tier 1 leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; or

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Prompt Corrective Action

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the “Act”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

To be eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized and well-managed and have a least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company.

Although the Act is considered one of the most significant banking laws since Depression-era statutes were enacted, we do not expect it to materially affect our products, services, or other business activities, nor do we believe that the Act will have a material adverse impact on our operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Act may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

Payment of Cash Dividends

The Company is subject to laws and regulations that limit the amount of dividend that it can pay. The amount of dividends that may be paid depends upon our earnings and capital position and is limited by federal and state laws, regulations, and policies. Federal Reserve and Virginia state regulators require prior approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of our net profits for that year combined with our retained net profits for the preceding two years. In addition, the Company may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Company is not permitted to add the balance of the Allowance for Loan Losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance of its Allowance for Loan Losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.

Under Virginia law, no dividend may be declared or paid out of a bank’s paid-in capital. The Company may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.

Under the U.S. Treasury Troubled Asset Capital Purchase Program, banks that participate in the Program are required to obtain prior approval from the Treasury before payment of or any increase in dividends paid to shareholders of common stock of the Company. First Bankshares, Inc. received preliminary approval in December 2008 to participate in the Capital Purchase Program; therefore, if management accepts the terms and conditions of the Capital Purchase Program, future dividends will be restricted under existing or future guidelines established by the Capital Purchase Program or until the Senior Preferred shares issued to the Treasury are paid in full.

Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in United States government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Board of Governors of the Federal Reserve establishes a target Federal Fund Rate and the Discount Rate. The actions taken by the Federal Reserve System will dictate the general condition of interest rates in the market place.

The Bank’s earnings are a function of differentials between interest rates. Depending on the Bank’s asset/liability strategy, actions taken by the Federal Reserve may have a positive or negative effect on profitability. We cannot predict the actions of the Federal Reserve, nor can we guarantee that our asset/liability strategy is consistent with action taken by the Federal Reserve.

Community Reinvestment Act

The Community Reinvestment Act of 1977 requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. To the best knowledge of management, the Bank is meeting its obligations under this act.

Branching and Interstate Banking

The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. Virginia has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Regulatory Enforcement Authority

Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholder of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any “interested” director not participating in the voting. Our loan amount, which includes all other outstanding loans to such persons, as to which such prior board of director approval is required, must be the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. which occurred on September 11, 2001 and is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act has not had a material impact on the results of operations or financial condition of the Bank.

Other Regulation

The Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on us in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and reporting of cash transactions as required by the Internal Revenue Service.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the our industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted, further regulating specific banking practices.

Item 1A	Risk Factors

Competition, Challenges, and Risk Factors

Dramatic change continues to occur in all areas of our financial marketplace. Our competition includes regional, national, and local financial institutions, including other banks, mortgage and securities brokers, insurance companies, thrifts, and tax-exempt credit unions. Management continues to develop new products and services in order to expand our footprint beyond the City of Suffolk. We believe that our hometown, friendly service approach to banking and our focus on innovative and competitive products sets us apart from our competition.

In management’s opinion, the primary challenges facing the Bank that may impact our performance follow:

•	Net interest margin compression, which would impact the Bank’s ability to increase revenues due to the volatility of interest rates

•	Compression of interest rate spreads between interest income on loans and investments and the interest paid on deposit and borrowed funds

•	A limited ability to predict, with certainty, interest rate changes

•	Economic conditions that may be less favorable than expected, resulting in deterioration in credit quality and/or reduced demand for loans

•	Borrowers’ inability to repay loans

•	A decline in the value of collateral securing loans

•	A decline in the quality of the Bank’s loan portfolio

•	Regulatory changes, including compliance with the Sarbanes-Oxley Act of 2002, which may adversely affect earnings by requiring additional personnel

•	Unfavorable economic conditions and a volatile interest rate environment

•	Adverse changes in the securities market

•	Employee turnover

•	Vigorous competition from other financial service providers

•	Changes in national and local economic conditions which might lead to increased loan charge-offs that could affect net income

•

Increased unemployment in our trade area, a decline in real estate values, or a sudden change in interest rates leading to a weakened economy, which might affect our earnings and overall financial condition

•	An inability to attract and retain skilled personnel

Lending Activities and Credit Risk Management

The Bank’s loan development goal is to maximize earnings through quality loan products that are competitive in rate and term; to assist small- and medium-sized business and consumer borrowers in achieving their financial goals; and to establish long term, meaningful banking relationships. We develop a majority of our lending activities within our trade area, but as a secondary role of the loan function, we also underwrite and partner with other financial institutions to produce commercial real estate loans within and outside our service area. Commercial real estate loans represented 61% of total loans at December 31, 2008. Our loan portfolio is the primary source of our profitability, and appropriate loan underwriting is essential to both our near and long-term success. Our underwriting is intended to classify acceptable risk-mitigating issues that ensure our credit analysis conforms to acceptable lending standards. The primary factors considered in underwriting loans are cash flow and debt service coverage, the value of the collateral securing the loan, a secondary source of repayment, the equity invested in the transaction by the borrower, and the current local and national economic environment. While any lending function involves a certain amount of risk, commercial lending presents a more significant risk because repayment usually depends on revenue generated by principal collateral securing the loan or from other cash flow sources of a business that affect its debt service capacity.

Management uses the following universal practices to manage credit risk:

•	An established credit approval process

•	A careful underwriting and analysis of borrowers’ loan requests

•	An analysis of market trends and collateral risks

•	Constant monitoring of our loan portfolio

•	An ongoing analysis of customer loans and other deposit relationships

•	Periodic review of our lending strategy and overall exposure to economic changes

SuffolkFirst Bank focuses on relationship lending, which has historically produced solid credit quality, as evidenced by our low charge-off history.

The risk of delinquent loans is inherent in banking; therefore, we may experience greater levels of delinquencies than anticipated, and as a result, our earnings and the overall financial condition of the Bank could be affected. We cannot precisely estimate economic conditions or be assured that monitoring procedures and policies will reduce lending risks and that our Allowance for Loan Loss (the “Allowance”) will be adequate. Loan losses may cause insolvency and failure of the Bank, and in such an event, shareholders could lose their entire investment. In addition, future provisions for loan losses could have an adverse effect on the profitability of the Bank. A loan loss will reduce the Allowance, and a reduction to the Allowance will be restored by a recovery of the loss. If not recovered, a loan loss will result in an increase to our expense provision for loan losses, thereby reducing earnings, which could have an adverse effect on the market value of our stock.

The Board of Directors approves various levels of loan officer loan authority based on the aggregate credit exposure to a borrower and the secured or unsecured status of a proposed loan. A secured loan within a loan officer’s assigned authority may be approved by that officer and reviewed and ratified by the Officers Loan Committee, the Executive Loan Committee, and the Board of Directors. All unsecured loans must be presented to the Officers Loan Committee for approval. The Officers Loan Committee consists of all loan officers together with the Loan Review Officer, with voting members consisting of the President and CEO and the two Executive Vice Presidents. The Executive Loan Committee consists of five permanent members, including the President and CEO. Unsecured loans that exceed $250,000 and secured loans that exceed $500,000 and up to $1,200,000 are approved by the Executive Loan Committee. Unsecured loans over $700,000 and secured loans over $1,200,000, as well as all loans originated and purchased from other financial institutions and all insider loans, are approved by the Board upon recommendation of the Executive Loan Committee.

Commercial loans represent the largest category of the Bank’s total loan portfolio of $117,247,295 as of December 31, 2008. Loans for commercial and business purposes at December 31, 2008 represented $87,074,476, or 75.35% of total loans. The remaining loan portfolio, which represented 24.65% of total loans, included various loans for working capital and equipment and loans secured by real estate located within or beyond our immediate market. Commercial loans of $70,342,338 secured by real estate represented 60.81% of total loans and 80.78% of commercial business purpose loans. Other non-real estate business loans of $16,732,138 represented 14.27% of total loans and 19.22% of all commercial loans. Consumer loans of $25,818,111 secured by primary and secondary liens on residential real estate represented 22.02% of total loans and 26.32% of all loans secured by real estate. Management believes the loan portfolio is adequately diversified; however, total loans of $98,095,640 secured by real estate on December 31, 2008 represented 83.67% of total loans and 528.22% of total risk-based capital of $18,571,000. The analysis by management of the historical performance of this segment of the loan portfolio considers this to be an acceptable concentration of credit.

Lending Limit

At December 31, 2008, the Bank’s legal lending limit for loans to one borrower was $2.53 million. As a part of risk management strategy, we maintain internal “house” limits below our legal lending limit. When we receive customer requests in excess of our legal lending limit, we evaluate the credit risk under our normal guidelines, and approved transactions exceeding our lending limit are sold to and funded by other banks.

Churches and Related Accounts

Bank management recognizes the large number of established churches located in our market area and is targeting this segment of our market by offering loans for new construction; refinancing and consolidation of current debt; and other purposes, including the financing of purchases of equipment, furniture, and fixtures. We do not anticipate any unique risks associated with these lending practices. In addition, our management focuses on developing personal banking relationships with these church congregations.

Consumer Purpose and Residential Real Estate Loans

Our consumer loans consist of personal loans for various purposes, including non-real estate secured and unsecured revolving credit. A majority of these loans are secured by liens on various personal assets of the borrower, but they also may be made on an unsecured basis. Real estate loans include consumer loans secured by first or junior liens on real estate. Consumer loans are generally made at fixed interest rates with maturities or amortization schedules generally not to exceed five years; however, consumer loans secured by real estate are made at fixed interest rates and normally contain interest rate adjustment features or are callable in five years with an amortization of 20 to 30 years. The Bank offers a variety of residential real estate loans with loan-to-value ratios not to exceed 90% of the value of the collateral. As of December 31, 2008, we had $25,818,111, or 22.02% of our total outstanding loans, in one- to four- family residential loans secured by first and junior liens. Included in this total is $10,870,069 in home equity loans to individuals.

Consumer loans generally are secured by personal property and other personal assets of borrowers which often depreciate rapidly or are vulnerable to damage or loss. In cases where damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding balance. The resulting deficiency often does not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts is highly dependent on the continuing financial stability of our borrowers, so our collection of consumer loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy, or other change in personal circumstances than is the case with other types of loans.

Unfunded Commitments

In the normal course of business, we may have outstanding commitments for the extension of credit that are not reflected in the financial statements. These commitments represent no more than the normal lending risk that we commit to our borrowers. As of December 31, 2008, we had outstanding commitments to extend credit of $17,064,037, including letters of credit of $123,550. Management believes these commitments can be funded through normal operations.

Item 2	Properties

The following table summarizes certain information about the headquarters of the Company and the locations of its branch and administrative offices:

Branch Locations

As of December 31, 2008

Office Location	Date Opened	Owned or Leased	Lease Terms
Bosley Branch 100 Bosley Avenue Suffolk, VA 23434	01/27/03	Owned	Not applicable

Plaza Branch 1000 N. Main Street Suffolk, VA 23434	02/02/04	Leased	Initial term of five years with an automatic five-year renewal

Main Branch, Operations, and Loan Dept. 3535 Bridge Road Suffolk, VA 23435	10/15/07	Owned	Not applicable

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3	Legal Proceedings

From time to time, the Company or the Bank may be involved in litigation relating to claims arising out of its normal course of business. Presently there are no legal proceedings, existing or pending, of which management is aware.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of shareholders of the Company through a solicitation of proxies or otherwise.

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock began trading on the NASDAQ Capital Market in July 2004 under the trading symbol SUFB. The following table summarizes the high and low sales prices, as reported by NASDAQ, for the years ended December 31, 2008 and 2007:

NASDAQ Stock Prices

For the years ended December 31, 2008 and 2007

	2008		2007
	High	Low	High	Low
First Quarter	$8.00	$6.50	$10.55	$9.18
Second Quarter	$7.88	$7.00	$10.00	$8.99
Third Quarter	$7.00	$4.54	$9.50	$7.00
Fourth Quarter	$4.85	$3.26	$9.00	$7.11

As of January 27, 2009, the Company had 2,276,298 shares of common stock outstanding with a par value of $3.20 per share, held by approximately 1,679 shareholders of record.

We have not declared a dividend since inception. As discussed in Part I, Item 1, “Business – Supervision and Regulation – Payment of Cash Dividends,” we are subject to certain restrictions imposed by the capital requirements of federal and state banking regulations, and the declaration of dividends in the future will depend on our earnings and capital requirements and may be restricted.

Banks that participate in the U.S. Treasury Troubled Asset Capital Purchase Program are required to obtain prior approval from the Treasury before any dividends may be paid to shareholders of common stock of the Company. First Bankshares, Inc. received preliminary approval in December 2008 to participate in the Capital Purchase Program; therefore, if management accepts the terms and conditions of the Capital Purchase Program, future dividends will be restricted under existing or future guidelines established by the “Program” or until the Senior Preferred Shares issued to the Treasury are paid in full.

Item 6	Selected Financial Data

The following table represents selected ratios:

Selected Ratios

For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Return on Average Assets	0.14%	0.46%	0.57%
Return on Average Equity	1.44%	3.72%	5.12%
Average Equity to Average Assets	9.26%	12.37%	14.11%
Net Interest Margin	2.84%	3.27%	3.52%
Efficiency Ratio	76.57%	77.01%	77.65%
Risk based capital ratio	15.02%	14.96%	21.00%
Tier 1 capital ratio	13.65%	14.15%	19.97%
Allowance for loan losses to total loans	1.44%	0.90%	1.10%

Item 7	Management’s Discussion and Analysis or Plan of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this report on Form 10-K. The data presented for the years ended December 31, 2008 and 2007 is derived from our audited financial statements and footnotes appearing elsewhere in this document.

In addition to historical information, “Management’s Discussion and Analysis” contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results or from those anticipated. The risks and uncertainties that may affect the Company include, but are not limited to: the growth of the economy, interest rate fluctuations, timely development of technology enhancements for the Bank’s products and operating systems, the impact of competitive products and the Internet, services and pricing, customer needs, and banking legislation. When we use words such as “believe,” “expect,” “anticipate,” or other such similar expressions, we are making forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof.

Results of Operations

Overview

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains on the sale of securities, and other miscellaneous income.

For the year ended December 31, 2008 our net income was $245,138, compared to a net income of $606,566 in 2007 and $873,335 in 2006. Our net income and per share income have declined as indicated in the following table (see page 42 for per share calculations):

Net Income Comparison

For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Net Income	$245,138	$606,566	$873,335

Per Share Income	$0.11	$0.27	$0.38

Net Interest Income

Net interest income is affected by changes in interest rates, the volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. Management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by senior management with the oversight of the Board of Directors. The “net interest margin” is a commonly utilized statistic related to changes in interest income. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income for the year ended

December 31, 2008 was $4,674,709. By comparison, net interest income for 2007 and 2006 was $4,022,010 and $3,651,564, respectively. The net interest margin declined from 3.52% in 2006 and 3.27% in 2007 to 2.84% in 2008.

The decline in net interest margin can be primarily attributed to the Bank’s asset-sensitive position in a declining interest rate environment in which rates on a portion of our loan portfolio adjusted faster than rates on time deposits and specific borrowed funds.

The following table on page 20, “Average Balances, Interest Income/Expenses, and Average Yield/Rates,” provides a detailed analysis of the effective yields and rates on interest-earning assets and interest-bearing liabilities for the periods indicated. The average balances and other statistical data used in this table were calculated using daily average balances.

Average Balances, Interest Income/Expenses, and Average Yield/Rates

For the years ended December 31, 2008, 2007, and 2006

(Dollars in Thousands)

	2008			2007			2006
	Average Balances [1]	Interest Income/ Expense	Yields/ Rates	Average Balances [1]	Interest Income/ Expense	Yields/ Rates	Average Balances [1]	Interest Income/ Expense	Yields/ Rates
ASSETS:
Interest-earning assets:
Federal funds sold	$4,745	$60	1.26%	$1,306	$64	4.90%	$2,626	$127	4.84%
Investment securities	46,402	2,825	6.09%	34,116	1,794	5.26%	32,415	1,423	4.39%
Loans	113,433	7,348	6.48%	87,550	6,694	7.65%	68,737	5,173	7.53%

Total interest-earning assets	164,580	10,233	6.22%	122,972	8,552	6.95%	103,778	6,723	6.48%

Noninterest-earning assets:
Cash and due from banks	2,996			3,282			2,503
Premises and equipment	5,728			3,840			1,204
Other assets	1,990			1,463			1,184

Allowance for loan losses	(1,050)			(871)			(731)

Total noninterest-earning assets	9,664			7,714			4,160

Total Assets	$174,244			$130,686			$107,938

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,246	$73	1.17%	$5,691	$52	0.91%	$6,609	$66	1.00%
Savings deposits	2,621	31	1.18%	2,257	27	1.20%	2,119	26	1.23%
Time deposits	103,669	4,551	4.39%	80,972	4,005	4.95%	69,004	2,899	4.20%
Federal funds purchased and borrowed funds	30,075	903	3.00%	10,229	446	4.36%	1,420	81	5.70%

Total interest-bearing liabilities	142,611	5,558	3.90%	99,149	4,530	4.57%	79,152	3,072	3.88%

Noninterest-bearing liabilities:

Noninterest demand deposits	14,212			14,176			12,725
Other liabilities	1,284			1,192			826
Shareholders’ equity	16,137			16,169			15,235

Total Liabilities and Shareholders’ Equity	$174,244			$130,686			$107,938

Interest Rate Spread[2]			2.32%			2.38%			2.60%

Net Interest Income[3]		$4,675			$4,022			$3,651

Net Interest Margin[4]			2.84%			3.27%			3.52%

[1]	Average balances are computed on a daily basis.
[2]	Total interest earning assets average balance less total interest-bearing liabilities average balance.
[3]	Total earning assets less total interest-bearing liabilities.
[4]	Net interest margin is net interest income, expressed as a percentage of average earning assets.

The “Volume and Rate Analysis” table that follows reflects changes in interest income and interest expense resulting from changes in average volume and average rates:

Volume and Rate Analysis

For the years ended December 31, 2008, 2007, and 2006

(Amounts in Thousands)

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total

Earning Assets:
Federal funds sold	$169	$(173)	$(4)	$(64)	$1	$(63)

Investment securities	647	384	1,031	75	296	371

Loans	1,984	(1,330)	654	1,420	101	1,521

Total earning assets	2,799	(1,118)	1,681	1,430	399	1,829

Interest-Bearing Liabilities:

Interest-bearing demand deposits	5	16	21	(9)	(5)	(14)

Savings deposits	4	(0)	4	2	(1)	1

Time deposits	1,127	(581)	546	502	604	1,106

Federal funds purchased and borrowed funds	865	(408)	457	502	(137)	365

Total interest-bearing liabilities	2,001	(973)	1,028	997	461	1,458

Change in net interest income	$799	$(146)	$653	$434	$(63)	$371

Noninterest Income

Noninterest income increased from $510,462 and $566,465 for the years ended December 31, 2006 and 2007 to $838,587 for the year ended December 31, 2008. The primary increase in noninterest income in 2008 was due to a gain of $264,625 on the sale of a security.

Noninterest Expense

The majority of the increase in noninterest expense components was related to salaries and employee benefits, which increased from $1,561,230 and $1,866,270 in 2006 and 2007, respectively, to $2,145,123 in 2008. The increase from 2006 to 2007 can be attributed to additional staffing related to growth, while the increase in 2008 resulted from a further increase in staffing due to the opening of our main branch and operations center in North Suffolk, as well as the addition of an Executive Vice President and Senior Loan Officer and overall salary increases during the year. A significant expense for the three years was premises and equipment, of which depreciation was a major component for each period. Depreciation expense was $184,786, $212,635, and $344,019 for the years ended December 31, 2006, 2007, and 2008, respectively. In addition, professional fees have increased significantly due to our ongoing use of consultants to comply with SEC mandates related to Auditing Standards No. 5 of the Public Company Accounting Oversight Board (SOX 404).

Income Taxes

The Bank realized income before income taxes of $362,438 for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, income before income taxes was $919,790 and $866,745. Income tax expense of $117,300 was realized in 2008, compared to $313,224 in 2007 and a tax benefit of $6,590 in 2006.

Financial Condition

Loans

The following table summarizes the loan receivables portfolio by type at the dates indicated:

Loan Receivable Portfolio

As of December 31, 2008, 2007, 2006, 2005, and 2004

	2008		2007		2006		2005		2004
	Amount		Amount		Amount		Amount		Amount
Real Estate - Residential	$27,733,803		$23,421,660		$9,800,357		$8,775,986		$14,490,641

Commercial - Real Estate	70,342,338	[1]	61,325,033	[2]	40,367,357	[3]	21,479,822	[4]	19,301,633	[5]

Commercial - Other	16,732,138		17,273,911		12,659,840		20,026,550		6,202,847

Installment and Other	2,439,016		2,707,311		2,452,861		2,219,953		1,526,990

Total Loans	117,247,295		104,727,915		75,280,415		62,502,311		41,522,111

Less: Allowance	(1,687,284)		(941,820)		(826,595)		(611,504)		(331,621)

Net Loans	$115,560,011		$103,786,095		$74,453,820		$61,890,807		$41,190,490

[1]	As of December 31, 2008, 71% of commercial real estate loans were secured by business locations, 14% were secured by rental properties, 9% were secured by churches, 1% were secured by farms, and 5% were secured by other real estate.
[2]	As of December 31, 2007, 57% of commercial real estate loans were secured by business locations, 29% were secured by rental properties, 7% were secured by churches, 1% were secured by farms, and 6% were secured by other real estate.
[3]	As of December 31, 2006, 57% of commercial real estate loans were secured by business locations, 18% were secured by rental properties, 2% were secured by churches, 2% were secured by farms, and 21% were secured by other real estate.
[4]	As of December 31, 2005, 59% of commercial real estate loans were secured by business locations, 18% were secured by rental properties, 11% were secured by churches, 7% were secured by farms, and 5% were secured by other real estate.
[5]	As of December 31, 2004, 60% of commercial real estate loans were secured by business locations, 17% were secured by rental properties, 12% were secured by churches, 5% were secured by farms, and 6% were secured by other real estate.

Real estate construction loans generally consist of financing the construction of one- to four-family dwellings and some nonfarm, nonresidential real estate. As of December 31, 2008, we had minimal real estate construction loans.

Allowance for Loan Losses

Management determines the Allowance for Loan Losses (the “Allowance”) based on an ongoing evaluation of the loan portfolio. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be subject to significant change. Increases to the Allowance are made by charges to the provision for loan losses, which is reflected on the Consolidated Statements of Income and Comprehensive Income. Loans deemed to be uncollectible are charged against the Allowance, and recoveries of previously charged-off amounts are credited to the Allowance.

The Allowance for Loan Losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” and (2) components of collective loan impairment recognized pursuant to SFAS No. 5, “Accounting for Contingencies,” including a component that is unallocated. We maintain specific reserves for individually impaired loans pursuant to SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. On a quarterly basis, management reviews all commercial and consumer relationships that have been classified as substandard or doubtful. Loans are considered impaired when the borrower does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume the borrower will continue to pay according to the contractual agreement. At December 31, 2008, the Bank had $676,566 of impaired loans, or 0.58% of total loans, compared to no impaired loans at December 31, 2007, 2006, and 2005 and $1,339 in impaired loans at December 31, 2004. It is the opinion of management that the Allowance is adequate to absorb any loss related to these loans.

Reserves established pursuant to the provisions of SFAS No. 5 on collective loan impairment are primarily based on historical charge-off experience. However, reserves may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings; internal observable data related to trends within the loan portfolio, including credit quality and concentrations, aging of the portfolio, and external observable data related to industry and general economic trends; and any significant, relevant changes to the Bank’s policies and procedures. Each loan is assigned a “risk grade” by the account officer at origination. Risk grades are based on an assessment of conditions that may affect a borrower’s ability to meet contractual obligations under a loan agreement.

A portion of the Bank’s Allowance for Loan Loss (the “Allowance”) is not allocated to any specific category of loans. This unallocated portion of the Allowance reflects management’s best estimate of risk inherent in the calculation of the overall Allowance. The portion considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the Allowance, including historical loss experience and current economic conditions.

Although management uses the best information available to establish the Allowance, future adjustments to the Allowance may be necessary if economic conditions are substantially different from the assumptions used in making the valuations.

At December 31, 2008 the Allowance for Loan Losses stood at $1,687,284 and reflects an expense provision of $828,656 for the year 2008. As a percentage of total loans, the Allowance for 2008 and 2007 was 1.44% and 0.90%, respectively. The Allowance is primarily determined by management’s estimate of possible losses that are inherent in the portfolio as of the balance sheet date and is also guided by management’s analysis of economic conditions.

Allowance For Loan Losses

As of December 31, 2008, 2007, 2006, 2005, and 2004

	2008	2007	2006	2005	2004

Total loans	$7,247,295	$104,727,915	$75,280,415	$62,502,310	$41,522,111

Beginning balance	$941,821	$826,595	$611,504	$331,621	$159,068

Loan charge-offs	(89,692)	(5,368)	(4,250)	(463)	(556)

Loan recoveries	6,499	4,525	—	—	—

Additions to allowance	828,656	116,069	219,341	280,346	173,109

Ending balance	$1,687,284	$941,821	$826,595	$611,504	$331,621

Nonperforming Loans and Other Problem Assets

It is the Bank’s policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. At year end 2008, management recognized $676,566 in total nonperforming loans which were classified as impaired loans, compared to no impaired loans at year end 2007, 2006, and 2005 and $1,339 in impaired loans at year end 2004.

Potential Problem Loans

Our loan policy requires management to identify and maintain a list of potential problem loans, including loans that are past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information related to possible credit problems of the borrower that will cause doubt as to the ability of the borrower to comply with current loan repayment terms.

Other Real Estate Owned

At December 31, 2008, the Bank had no other real estate owned (OREO). Our OREO policy is to initially record value at the lower of net loan principal balance or estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

As of December 31, 2008, management identified $676,566 as an impaired loan which was included within the Bank’s internal watch list with specific impairment reserves allocated to the loan. In January 2009 documents related to foreclosure of the collateral securing this loan were executed. Management does not anticipate a loss that will exceed the reserve amount that was allocated to this loan at year end 2008 and believes the analysis of the current appraisal of the collateral will support the OREO value.

Deposits

Deposits represent the primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Deposits at December 31, 2008 totaled $130,284,637 million compared to December 31, 2007 deposits of $113,748,150 million, and represent a 14.54% increase. These deposits combined with other borrowed funds were the funding source for loan and investment growth.

Capital Adequacy

Capital management in a regulated financial services industry must properly balance return on equity to shareholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Bank’s capital management strategies have been developed to maintain its “well-capitalized” position. Total capital at December 31, 2008 of $16,709,846 included $175,210 in comprehensive loss. The Bank is considered by our Board of Directors, management, and regulators to be well-capitalized.

We are subject to various regulatory capital requirements administered by federal and other bank regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of December 31, 2008, we had met all minimum capital adequacy requirements to which we are subject and are categorized as “well- capitalized.” There are no conditions or events that management believes have changed our category.

The following tables reflect the Bank’s capital ratios and the minimum capital ratios required by regulators:

Risk-Based Capital Analysis

As of December 31, 2008

(Dollars in Thousands)

Tier 1 capital:
Common stock	$7,284
Additional paid-in capital	8,938
Retained earnings and comprehensive income	663
Accumulated other comprehensive income, net	(175)

Subtotal	$16,710

Less: Net unrealized gains (losses)	(175)

Total Tier 1 capital	$16,885

Tier 2 capital:
Allowance for loan losses	1,687
Total risk-based capital	$18,572

Average total assets (4th Quarter)	$174,244

Risk-weighted assets	$123,678

Risk-Based Capital Ratios

As of December 31, 2008

	2008	Regulatory Minimum

Tier 1 leverage ratio	9.33%	4.0%

Tier 1 risk-based capital ratio	13.65%	4.0%

Total risk-based capital ratio	15.02%	8.0%

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict time cycles and the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and our overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities in our available-for-sale portfolio. We also have access to substantial lines of credit from our correspondent banks, in addition to an arrangement to borrow from the Federal Home Loan Bank in aggregate of 30% of total assets and from the Federal Reserve under certain conditions. Theses credit lines are available through our correspondent banks for short term liquidity needs and are subject to prevailing interest rates. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks which may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking because as a financial institution, we derive a significant amount of the operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are invested into earning assets (loans, investments, etc.) at various terms and rates.

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that re-price within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

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

Management strives to control the Bank’s exposure to interest rate volatility, and we operate under policies and guidelines established by our Board of Directors, who set the level of acceptable risk by understanding, reviewing, and making decisions based on our risk position. In addition, pricing, promotion, and product development activities are assessed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest risk objectives. We use a variety of analytical systems and balance sheet tools to manage interest rate risk.

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. The Bank uses a simulation model to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable, and falling interest rate scenarios, the Bank can position itself to take advantage of anticipated interest rate movements by understanding the dynamic nature of its balance sheet components. We evaluate our securities, loan, and deposit portfolios to manage our interest rate risk position.

The following table on “Gap Analysis” indicates that, on a cumulative basis through one hundred and eighty days, the Bank reflects rate-sensitive assets exceeding rate sensitive liabilities, resulting in an asset- sensitive position of $45 million. However, at 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a liability-sensitive position. This net liability-sensitive position was a result of $91.4 million in rate-sensitive assets and $92.4 million in rate-sensitive liabilities available for repricing during the next 12 months, which reflects a cumulative negative gap of $1 million. A positive interest sensitivity gap results when interest-sensitive assets exceed interest-sensitive liabilities for a specific repricing “horizon.” The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets, as was the case at December 31, 2008. For a bank with a positive gap, rising interest rates are expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. The following table on page 28 reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed-rate loans are reflected in the deposits’ maturity dates. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected at the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a period of thirty or fewer days; however, the Bank is under no obligation to adjust the rates paid on those deposits within any given period.

Fixed-rate time deposits and advances are reflected at their contractual maturity dates, whereas variable-rate advances are reflected at the earliest repricing interval since they were borrowed under the daily rate credit option and re-price daily.

First Bankshares, Inc. and Subsidiary

Gap Report

For the Month ending December 31, 2008

(in thousands)

	1-30 DAYS	31-180 DAYS	181-360 DAYS	1-2 YEARS	2-3 YEARS	3-5 YEARS	5-10 YEARS	OVER 10 YEARS	TOTAL
	Volume	Volume	Volume	Volume	Volume	Volume	Volume	Volume	Volume
ASSETS:
U.S. Agency -A.F.S.	5,660	—	—	12,998	—	5,000	—	—	23,658
FN/FH fix mortgage backed-A.F.S.	564	2,571	4,774	3,480	2,353	2,659	1,889	280	18,570
GN 1yr CMT ARM-H.T.M.	133	178	273	—	—	—	—	—	584
FN/FH 1yr CMT ARM-A.F.S.	68	892	587	621	262	367	566	—	3,363
FN/FH other CMT ARM-A.F.S.	18	292	204	82	64	232	—	—	892
FN/FH Libor ARM-A.F.S.	22	103	284	148	117	202	213	—	1,089
FN/FH libor CMO-A.F.S.	10	45	49	81	64	90	138	—	477
Corporate bonds-A.F.S.	—	—	—	—	—	—	—	4,552	4,552
Tax-free muni bonds GO/A.F.S.	—	—	—	512	—	—	—	—	512
Federal Reserve stock	487	—	—	—	—	—	—	—	487
FHLB stock	1,943	—	—	—	—	—	—	—	1,943
Other securities	(1,302)	—	—	—	—	—	—	—	(1,302)
Commercial loans fixed	2,025	10,688	8,128	7,843	10,232	11,339	1,670	107	52,032
Commercial loans variable	35,087	858	—	—	—	—	—	—	35,945
Real estate loans fixed rate	193	1,027	788	2,768	2,315	2,688	5,301	118	15,198
Real estate loans variable rate	1,706	—	—	—	—	—	—	—	1,706
Consumer loans fixed rate	13,076	—	—	—	—	—	—	—	13,076
Loan balancing	(710)	—	—	—	—	—	—	—	(710)
Fed funds sold	651	—	—	—	—	—	—	—	651

Noninterest-bearing assets	—	—	—	—	—	—	—	—	11,696

Total Assets	59,631	16,654	15,087	28,533	15,407	22,577	9,777	5,057	184,419

LIABILITIES:
N.O.W. & Savings	3,626	—	—	—	—	—	—	—	3,626
MMDA	2,863	—	—	—	—	—	—	—	2,863
Passbook savings	2,950	—	—	—	—	—	—	—	2,950
Time deposits <100M	3,135	9,432	31,573	10,673	3,116	4,160	140	—	62,229
Time deposits >100M	3,562	5,714	13,590	9,141	6,550	5,927	—	—	44,484
CD balancing account	(70)	—	—	—	—	—	—	—	(70)
Borrowings	—	—	16,000	—	20,000	—	—	—	36,000

Noninterest-bearing liab. & capital	—	—	—	—	—	—	—	—	32,337

Total Funding	16,066	15,146	61,163	19,814	29,666	10,087	140	—	184,419

DISCRETE:
GAP	43,565	1,508	(46,076)	8,719	(14,259)	12,490	9,637	5,057	0

CUMULATIVE:
GAP	43,565	45,073	(1,003)	7,716	(6,543)	5,947	15,584	20,641

Short Term Borrowings

The following table reflects short term borrowings for the years ending December 31, 2008, 2007, and 2006:

Short Term Borrowings

For the years ended December 31, 2008, 2007, and 2006

	2008	2007		2006
Federal funds purchased:
Year end balance	$—	$2,547,000		$—
Highest month end balance	$2,270,000	$3,951,000		$5,288,000
Term	Daily	Daily		Daily

Borrowings Less than One Year

Year end balance	$16,000,000	$45,000,000	[1]	$15,000,000

Highest month end balance	$21,000,000	$45,000,000		$15,000,000

Term	Daily	Daily to One Year		Daily

[1]	Includes $11 million in short term Federal Home Loan Bank of Atlanta borrowings with a term of one year.

Critical Accounting Policies

The reporting policies of the Company and the Bank are in accordance with generally accepted accounting policies of the United States of America. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The Bank’s single most critical accounting policy relates to the Allowance for Loan Losses, which reflects the estimated losses resulting from the inability of our borrowers to make required loan payments. If the financial condition of the Bank’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to the Bank’s estimates would be made and additional provisions for loan losses could be required. Further discussion of the estimates used in determining the Allowance for Loan Losses is contained in the discussion on “Allowance for Loan Losses” on pages 23 and 24.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Bank are described in Note 18 of the Notes to Financial Statements included in Item 8.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

The securities portfolio was held as available for sale at December 31, 2008 and represented a market value of $53,412,711. The following tables show the approximate weighted average yield and average life of the portfolio:

Market Value of Available-for-Sale Securities

As of December 31, 2008

	Book Value	Market Value	Weighted Average Life		Weighted Average Yield

Mortgage backed securities - variable rate	$9,153,315	$8,993,426	7.08 years		4.48%

Mortgage backed securities - fixed rate	15,801,604	16,284,963	5.62 years		5.48%

Agency notes/bonds - fixed rate	23,658,025	23,960,625	1.49 years		5.20%

Other Securities	4,539,564	3,652,962	18.16 years		7.40%

Municipal tax exempt	525,933	520,735	1.92 years		3.93%

Total Portfolio	$53,678,442	$53,412,711	5.04 years	[1]	5.33%

[1]	The weighted average life calculations are based on the current levels of prepayments as of December 31, 2008.

Market Value of Available-for-Sale Securities

As of December 31, 2007

	Book Value	Market Value	Weighted Average Life		Weighted Average Yield
Mortgage-backed securities - variable rate	$1,983,074	$13,930,912	8.09 years		4.83%
Mortgage backed securities - fixed rate	537,210	520,055	3.31 years		4.82%
Agency notes/bonds - fixed rate	42,863,380	43,023,600	0.33 years		4.97%
Other securities	4,558,440	4,568,225	0.54 years		7.20%
Collateralized mortgage - obligations - fixed rate	11,669	11,624	0.36 years		2.91%

Total Portfolio	$61,953,773	$62,054,416	2.12 years	[2]	5.11%

[2]	The weighted average life calculations are based on the current levels of prepayments as of December 31, 2007.

Market Value of Available-for-Sale Securities

As of December 31, 2006

	Book Value	Market Value	Weighted Average Life		Weighted Average Yield

Mortgage backed securities - variable rate	$22,077,028	$21,841,699	6.65 years		4.35%

Mortgage backed securities - fixed rate	655,662	633,401	15.06 years		4.63%

Agency notes/bonds - fixed rate	20,993,852	20,983,085	0.17 years		5.14%

Collateralized mortgage obligations - fixed rate	33,420	32,765	0.87 years		3.02%

Total Portfolio	$43,759,962	$43,490,950	5.69 years	[1]	4.29%

[1]	The weighted average life calculations are based on the current levels of prepayments as of December 31, 2006.

The following table represents scheduled maturities of debt securities at December 31, 2008. Available-for-sale securities are stated at estimated fair value:

Scheduled Maturities of Available-for-Sale Securities

As of December 31, 2008

	0 - 5 Years	5 - 10 Years	Over 10 Years		Total
U.S. Government Agencies	$—	$—	$23,960,625		$23,960,625
Mortgage-backed Securities

- Variable Rate	—	—	8,993,426	[1]	8,993,426

- Fixed Rate	—	—	16,284,963		16,284,963

Other securities	—	—	4,173,697		4,173,697

Total	$—	$—	$53,412,711		$53,412,711

[1]	Includes $8,993,426 in variable-rate MBS that reset within one to ten years.

The following table represents the amortized costs and fair values of available-for-sale securities for the years ended December 31, 2008, 2007, and 2006:

Securities Available for Sale

As of December 31, 2008, 2007, and 2006

	December 31, 2008		December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:

U.S. Agencies	$23,658,025	$23,960,625	$42,863,380	$43,023,600	$20,993,852	$20,983,085
Mortgage-backed securities	24,954,919	25,278,389	14,531,954	14,462,591	22,766,110	22,507,865

Municipals	525,933	520,735	—	—	—	—

Corporate securities	4,539,565	3,652,962	4,558,440	4,568,225	—	—

Total portfolio	$53,678,442	$53,412,711	$61,953,774	$62,054,416	$43,759,962	$43,490,950

Item 8	Financial Statements and Supplementary Data

First Bankshares, Inc. and Subsidiary

Financial Statements

For the Year Ended December 31, 2008

And

For the Year Ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Bankshares, Inc.

Suffolk, Virginia

We have audited the accompanying consolidated balance sheets of First Bankshares, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bankshares, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Witt Mares, PLC

Norfolk, Virginia
February 10, 2009

First Bankshares, Inc. and Subsidiary

Consolidated Balance Sheet

As of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents
Cash and due from banks	$4,541,961	$3,468,110
Federal funds sold	651,000	—

Total cash and cash equivalents	5,192,961	3,468,110

Securities available-for-sale, at fair value	53,412,711	62,054,416
Loans, net	115,560,011	103,786,095
Bank premises and equipment, net	5,567,656	5,721,920
Accrued interest receivable	1,171,615	997,117
Other investments	2,483,500	2,783,850
Deferred tax asset	403,500	149,000
Other assets	366,269	425,487

	178,965,262	175,917,885

Total assets	$184,158,223	$179,385,995

Liabilities and Shareholders’ Equity
Deposits
Demand	$20,691,337	$20,373,596
Savings	2,950,405	2,431,289
Time	106,642,895	90,943,265

Total deposits	130,284,637	113,748,150

Accrued interest payable	891,697	911,724
Federal funds purchased and borrowed funds	36,010,972	47,551,895
Other liabilities	261,071	467,646

Total liabilities	167,448,377	162,679,415

Shareholders’ equity
Common stock, $3.20 par value; 10,000,000 shares authorized; 2,276,298 issued and outstanding	7,284,154	7,284,154
Additional paid-in-capital	8,938,444	8,938,444
Retained earnings	662,458	417,320
Accumulated other comprehensive income (loss), net	(175,210)	66,662

Total shareholders’ equity	16,709,846	16,706,580

Total liabilities and shareholders’ equity	$184,158,223	$179,385,995

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income

As of December 31, 2008, 2007, and 2006

	2008	2007	2006
Interest income
Interest and fees on loans	$7,347,771	$6,693,917	$5,173,402
Interest on securities
U.S. Treasury and U.S. Government agencies	2,395,585	1,687,678	1,359,465
Interest on Federal funds sold	60,302	63,667	127,078

Total interest income	9,803,658	8,445,262	6,659,945

Interest expense
Interest on deposits	3,453,054	3,131,725	2,255,747
Interest on time certificates of $100,000 and over	1,202,346	952,569	735,200
Interest on Federal funds purchased and borrowed funds	902,647	445,577	81,148

Total interest expense	5,558,047	4,529,871	3,072,095

Net interest income	4,245,611	3,915,391	3,587,850
Provision for loan losses	828,656	110,800	219,341

Net interest income after provision for loan losses	3,416,955	3,804,591	3,368,509

Noninterest income
Service charges on deposit accounts	307,914	278,537	244,928
Gains on sales of investments	264,625	—	—
Other	266,048	287,928	265,534

Total noninterest income	838,587	566,465	510,462

Noninterest expense
Salaries and employee benefits	2,145,123	1,866,270	1,561,230
Expenses of premises and equipment	567,644	327,553	260,970
Lease expense	67,519	101,041	97,401
Bank franchise tax	98,100	94,300	127,000
Advertising	60,654	49,600	96,347
Data processing	130,318	178,177	179,205
Office supplies	64,123	65,425	47,687
Professional fees	197,597	178,150	123,500
Telecommunications	39,943	46,646	31,838
Other operating expenses	522,083	544,104	487,048

Total noninterest expense	3,893,104	3,451,266	3,012,226

Income before income tax expense	362,438	919,790	866,745

Income tax expense (benefit)	117,300	313,224	(6,590)

Net income	245,138	606,566	873,335
Other comprehensive income, net of income tax expense:
Net unrealized gain (loss) on securities available-for-sale	(241,872)	244,096	171,321

Comprehensive income	$3,266	$850,662	$1,044,656

Per share data:	$0.11	$0.27	$0.38

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances at January 1, 2006	$6,604,634	$9,576,109	$(1,062,581)	$(348,755)	$14,769,407

10% Stock split declared	661,920	(661,920)	—	—	—
Net income	—	—	873,335	—	873,335
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $88,442	—	—	—	171,321	171,321

Balances as of December 31, 2006	$7,266,554	$8,914,189	$(189,246)	$(177,434)	$15,814,063

Options exercised 5,500 shares	17,600	24,255	—	—	41,855
Net income	—	—	606,566	—	606,566
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $125,682	—	—	—	244,096	244,096

Balances as of December 31, 2007	$7,284,154	$8,938,444	$417,320	$66,662	$16,706,580

Net income	—	—	245,138	—	245,138
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $124,567	—	—	—	(241,872)	(241,872)

Balances as of December 31, 2008	$7,284,154	$8,938,444	$662,458	$(175,210)	$16,709,846

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$245,138	$606,566	$873,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	344,019	212,635	184,786
Net amortization (accretion) of investment securities	39,480	(36,854)	20,478
Gains on sales of securities	(265,573)	—	—
Provision for loan losses	828,656	110,800	219,341
Loan recoveries (charge-offs)	(89,237)	4,425	(4,250)
Change in operating assets and liabilities
Accrued interest receivable	(174,498)	(456,390)	(84,647)
Deferred tax assets	(129,933)	(21,496)	—
Other assets	59,218	(127,671)	238,072
Accrued interest payable	(20,027)	291,905	119,821
Other liabilities	(206,575)	48,653	242,909

Net cash provided by operating activities	630,668	632,573	1,809,845

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	73,365,159	93,193,042	45,279,545
Purchase of available-for-sale securities	(64,863,800)	(111,350,000)	(49,671,769)
Purchase of Federal Reserve stock	(9,350)	(9,900)	(18,900)
Net proceeds from the sale of FHLB stock	309,700	—	—
Purchase of FHLB stock	—	(1,365,500)	(699,300)
Net increase in loans	(12,513,335)	(29,447,500)	(12,778,104)
Purchases of premises and equipment	(189,755)	(3,805,588)	(1,400,685)

Net cash used in investing activities	(3,901,381)	(52,785,446)	(19,289,213)

Cash flows from financing activities
Net increase (decrease) in demand deposits and savings accounts	836,857	(252,176)	1,000,151
Net increase in time deposits	15,699,630	19,472,958	6,631,247
Net increase (decrease) in Federal funds purchased and borrowed funds	(11,540,923)	32,545,112	11,338,321
Proceeds from stock options exercised	—	41,855	—

Net cash provided by financing activities	4,995,564	51,807,749	18,969,719

Net increase in cash	1,724,851	(345,124)	1,490,351

Cash and cash equivalents
Beginning of period	3,468,110	3,813,234	2,322,883

End of period	$5,192,961	$3,468,110	$3,813,234

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 1 Organization

On February 23, 2008, SuffolkFirst Bank’s Board of Directors announced the approval of the formation of a bank holding company, First Bankshares, Inc. (“First Bankshares,” the “Company,” “we,” “our,” or “us”), of which the Bank became a wholly owned subsidiary on August 15, 2008. The reorganization was consummated through a share exchange in which each of the Bank’s shareholders received one share of First Bankshares common stock in exchange for each of their shares of the Bank’s common stock. The Bank operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). SuffolkFirst Bank (the “Bank”) was incorporated on December 14, 2001; chartered on December 10, 2002; and began operations on January 27, 2003 as a Virginia chartered bank engaged in lending and deposit-collecting activities in Suffolk, Virginia.

Note 2 Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to the general practices within the banking industry. The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of First Bankshares, Inc. and Subsidiary. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities, or maturities when purchased, of three months or less to be cash equivalents. Cash and cash equivalents include cash, due from banks, federal funds sold, and short term debt securities.

Securities

Marketable securities of the Bank are classified into three categories:

(1)	debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Amortization of premiums and accretion of discounts are adjusted on a basis which approximates the level yield method;

(2)	debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in net income; and

(3)	debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from net income and reported in a separate component of shareholders’ equity.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 2 Summary of Significant Accounting Policies (continued)

The Bank does not engage in trading securities or in held-to-maturity securities. Gains or losses on disposition of securities are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to net income, resulting in the establishment of a new cost basis for the security.

Equity Securities Restricted

As a member of the Federal Home Loan Bank (FHLB), the Bank is required to own shares of FHLB capital stock in an amount equal to at least 0.20% of total assets plus 4.50% of any outstanding advances.

As a member of the Federal Reserve Bank (FRB), the Bank is required to own shares of FRB capital stock in an amount equal to 6.0% of total common stock and capital surplus.

FHLB stock and FRB stock are carried at cost.

Loans

Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The Bank uses the allowance method in providing for possible loan losses. The Allowance for Loan Losses is based on management’s estimate of the amount needed to maintain the Allowance for Loan Losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, and the relationship of the Allowance for Loan Losses to outstanding loans, among other factors. Loan origination fees, net of origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans.

Management believes that the Allowance for Loan Losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s Allowance for Loan Losses. Such agencies may require the Bank to recognize additions to the Allowance for Loan Losses based on their judgments of information available to them at the time of their examination.

Management considers loans to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment, and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk grades, loan review personnel’s analyses, and regulatory examinations. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. At December 31, 2008, the Company had $676,566 of impaired loans, or 0.58% of total loans.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 2 Summary of Significant Accounting Policies (continued)

Premises, Equipment, and Depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. It is the Bank’s policy to charge maintenance and repairs to expense as incurred and to capitalize major additions and improvements and depreciate the cost of their estimated useful lives as follows:

Building and Improvements	5 to 40 years
Equipment, Furniture, and Fixtures	3 to 20 years

Income Taxes

The Company computes its income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance until it is probable that these tax benefits will be realized. The Company adopted FIN 48 effective January 1, 2007 with no effect to the consolidated financial statements.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. In accordance with the provisions of the SFAS 130, the Company has included in the accompanying financial statements comprehensive income resulting from such activities. Comprehensive income consists of the net income and net unrealized gains (losses) on securities available for sale.

These amounts are reported net of the income tax benefit (expense) less any related allowance for realization. Also, accumulated other comprehensive income (loss) is included as a separate disclosure within the Consolidated Statement of Changes in Shareholders’ Equity in the accompanying consolidated financial statements.

Earnings per Share

Earnings per share is computed based on the weighted average number of shares outstanding of 2,276,298 and 2,273,013 for the years ended December 31, 2008 and 2007, respectively, and 2,270,798 for the year ended December 31, 2006 (adjusted for the stock split declared on December 21, 2006). The table on page 42, “Basic and Dilutive Income per Share,” reflects earnings per share information.

Advertising

The Bank expenses advertising costs when incurred.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 2 Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split

On December 21, 2006 the Bank’s Board of Directors declared an 11-for-10 stock split payable on January 31, 2007 to shareholders of record January 3, 2007. Each shareholder received one (1) additional share for each ten (10) shares held, with fractional shares rounded up.

Stock Options

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its stock options using the fair value method, as presented below for the years ended December 31, 2008 and 2007.

The following is a summary of the basic and dilutive income per share calculation for the years ended December 31, 2008, 2007, and 2006:

Basic and Dilutive Income per Share

For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Net Income (Loss)	$245,138	$606,566	$873,335

Deduct: Total stock-based compensation cost determined under the fair value method	—	—	—

Add: Forfeitures	—	30,866	—

Pro Forma	$245,138	$637,432	$873,335

Basic and diluted earnings per share	$0.11	$0.27	$0.38

Pro Forma	$0.11	$0.28	$0.38

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 2 Summary of Significant Accounting Policies (continued)

Basic and diluted earnings per share calculations for the years ended December 31, 2008 and 2007 are based on the weighted average shares outstanding of 2,276,298 and 2,273,013, respectively. Basic and diluted earnings per share for the year ended December 31, 2006 are based on the weighted average shares outstanding of 2,270,798, adjusted for the 10% (11-for-10) stock split declared December 21, 2006. No options were granted in 2008, 2007, or 2006.

Note 3 Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were $376,470 and $477,600 for the weeks of December 31, 2008 and 2007, respectively.

Note 4 Securities

A summary of the securities available for sale at December 31, 2008 follows:

Securities Available for Sale

As of December 31, 2008

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

U.S. Agencies	$23,658,025	$302,600	$—	$23,960,625

Mortgage-backed Securities	24,954,919	507,998	(184,528)	25,278,389

Municipals	525,933	—	(5,198)	520,735

Corporate Securities	4,539,564	—	(886,603)	3,652,962

Total Portfolio	$53,678,442	$810,598	$(1,076,329)	$53,412,711

The unrealized loss positions on securities at December 31, 2008 were directly related to interest rate movements, as there is minimal credit risk exposure in these investments. Investment securities with unrealized losses have interest rates that are less than the current interest rate environment and not a result of credit impairment. All securities are investment grade. Management does not consider the unrealized losses to be other than temporary based on volatility of the securities market price. The securities portfolio reflects unrealized losses of $1,076,329 and includes individual securities with unrealized losses ranging from $152 to $501,456.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 4 Securities (continued)

A summary of the securities available for sale at December 31, 2007 follows:

Securities Available for Sale

As of December 31, 2007

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

U.S. Agencies	$42,863,380	$184,100	$(23,880)	$43,023,600

Mortgage-backed Securities	14,531,954	92,196	(161,559)	14,462,591

Municipals	—	—	—	—

Corporate Securities	4,558,440	9,785	—	4,568,225

Total Portfolio	$61,953,774	$286,081	$(185,439)	$62,054,416

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 4 Securities (continued)

The fair values of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

A summary of the securities available for sale at December 31, 2008 follows:

Securities by Contractual Maturity

As of December 31, 2008

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total
Available for sale, at fair value:

U.S. agencies	$—	$—	$—	$23,960,625	$23,960,625

Mortgage-backed	—	—	—	25,278,389	25,278,389

Municipals	—	—	—	520,735	520,735

Corporate	—	—	—	3,652,962	3,652,962

Total	$—	$—	$—	$53,412,711	$53,412,711

The fair values of securities at December 31, 2007, by contractual maturity, are shown below:

Securities by Contractual Maturity

As of December 31, 2007

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total
Available for sale, at fair value:

U.S. agencies	$27,970,867	$—	$—	$15,052,733	$43,023,600

Mortgage-backed	—	—	—	14,462,591	14,462,591

Corporate	—	—	—	4,568,225	4,568,225

Total	$27,970,867	$—	$—	$34,083,549	$62,054,416

Securities were pledged as collateral for Federal Home Loan Bank borrowings and public deposits in 2008 and 2007. The amortized costs of these securities were $30,024,948 and $45,912,610 and the fair values of these pledged securities were $30,138,981 and $46,116,081 as of December 31, 2008 and 2007, respectively.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 5 Loans and Allowance for Loan Losses

Loans at December 31, 2008 and 2007 are summarized as follows:

Loans and Allowance for Loan Losses

As of December 31, 2008 and 2007

	2008	2007

Real Estate - Residential	$27,733,803	$23,421,660

Commercial Loans	87,074,476	78,598,944

Installment and Other Loans	2,439,016	2,707,311

Total Loans	117,247,295	104,727,915

Less: Allowance for Loan Losses	(1,687,284)	(941,820)

Net Loans	$115,560,011	$103,786,095

The activity in the Allowance for Loan Losses for 2008 and 2007 is summarized as follows:

Allowance For Loan Losses

As of December 31, 2008 and 2007

	2008	2007
Beginning balance	$941,820	$826,595
Loan charge-offs	(89,692)	(99)
Loan recoveries	6,499	4,524
Additions to allowance	828,656	110,800

Ending balance	$1,687,284	$941,820

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 6 Related Parties

Both the Company’s and the Bank’s officers and directors and their related interests have various types of loan relationships with the Bank. At December 31, 2008 and 2007, the total of these related-party loans were $5,971,006 and $2,534,008. New loans to officers and directors in 2008 and 2007 totaled $4,319,746 and $1,392,728 and repayments in 2008 and 2007 amounted to $882,748 and $1,203,113, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2008 and 2007 represent $730,924 and $977,098, respectively.

Note 7 Premises, Equipment, and Depreciation

Property, equipment, and depreciation at December 31, 2008 and 2007 are summarized as follows:

Property, Equipment, and Depreciation

As of December 31, 2008 and 2007

	2008	2007
Land	$1,139,500	$1,139,500
Buildings and Improvements	3,997,643	3,922,927
Equipment, Furniture, and Fixtures	1,406,588	1,288,847
Vehicles	121,603	92,602

Total Property and Equipment	6,665,334	6,443,876
Less: Accumulated Depreciation	(1,097,678)	(721,956)

Net Property and Equipment	$5,567,656	$5,721,920

Depreciation expense for the years ended December 31, 2008 and 2007 was $344,019 and $212,635, respectively.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 8 Deposits

A summary of deposit accounts at December 31, 2008 and 2007 follows:

Deposit Accounts

As of December 31, 2008 and 2007

	2008	2007
Noninterest-bearing Demand Deposits	$14,154,007	$15,114,499
Interest-bearing:
Demand Deposits	6,537,331	5,259,097
Savings Deposits	2,950,405	2,431,289
Time Deposits of $100,000 or more	23,435,861	21,861,735
Other Time Deposits	83,207,033	69,081,530

Total Deposits	$130,284,637	$113,748,150

At December 31, 2008 maturities of time deposits are scheduled as follows:

Time Deposit Accounts

As of December 31, 2008

2009	$68,685,908
2010	20,046,452
2011	8,703,617
2012	8,827,971
2013	378,947

Total	$106,642,895

Note 9 Income Taxes

The Company reported income before income taxes of $362,438, $919,790, and $866,745 for the years ending December 31, 2008, 2007, and 2006, respectively. Income tax expense of $117,300 and $313,224 was recorded in 2008 and 2007, and an income tax benefit of $6,590 was recorded in 2006.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 9 Income Taxes (continued)

Income Tax Expense

For the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Income before income tax benefit	$362,438	$919,790	$866,745

At statutory rates	117,300	313,224	294,693

Recognition of loss of benefits	—	—	(301,283)

Net tax expense	$117,300	$313,224	$(6,590)

Current income tax expense	$247,600	$209,124	$139,472

Deferred income taxes (benefit)	(130,300)	104,100	(146,062)

Net tax expense (benefit)	$117,300	$313,224	$(6,590)

The tax effects of timing differences between taxable income and income for financial reporting purposes result in deferred tax assets and liabilities as presented below:

Deferred Tax Assets and Liabilities

For the years ended December 31, 2008 and 2007

	2008	2007
Deferred tax assets
Allowance for loan losses	$574,000	$285,700
Organizational and start-up expenses	—	1,600
Unrealized gains on available-for-sale securities	90,000	—

Gross deferred tax assets	664,000	287,300

Deferred tax liability
Depreciation	206,200	82,900
Unearned loan costs in excess of loan fees	54,300	21,200
Unrealized losses on available-for-sale securities	—	34,200

Gross deferred tax liabilities	260,500	138,300
Net deferred tax asset	$403,500	$149,000

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 10 Stock Option Plan

In May 2003 the shareholders of SuffolkFirst Bank adopted the “2003 Stock Incentive Plan” for directors, officers, and employees. The Board of Directors authorized 137,500 options with an exercise price of $7.27 per share, the fair market price on the date of grant. Options totaling 66,825 shares vest immediately upon grant by the Board. On January 22, 2004, the Board granted 1,375 options, immediately vesting upon grant at an exercise price and fair market value of $9.69 per share. On November 18, 2004, the Board of Directors granted options totaling 58,520 shares which were vested immediately upon grant by the Board of Directors. The options were granted at an exercise price of $8.36 on the date of grant which was also the fair market price on the date of the grant. The stock options for two Directors and one employee were forfeited during 2005 due to their resignation. The stock options for seven individuals were forfeited during 2007 due to their resignations. In addition, one Director exercised options during 2007. Stock options prices and shares are reflective of a 5-for-4 stock split in 2004 and an 11-for-10 stock split in 2006.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 10 Stock Option Plan (continued)

Stock splits are reflected in the following table:

Stock Option Plan

As of December 31, 2008

	Shares Available for Grant	Shares Vested and Exercisable

Balance at January 27, 2003	—	—
Authorized	137,500	—
Granted and vested	(66,825)	66,825

Balance at December 31, 2003	70,675	66,825

Granted and vested January 22, 2004	(1,375)	1,375
Granted & Vested November 18, 2004	(58,520)	58,520

Balance at December 31, 2004	10,780	126,720

Expired May 10, 2005	9,020	(9,020)
Expired October 19, 2005	6,270	(6,270)
Expired December 14, 2005	550	(550)

Balance at December 31, 2005	26,620	110,880

Granted or expired in 2006	—	—

Balance at December 31, 2006	26,620	110,880

Expired January 15, 2007	274	(274)
Expired May 28, 2007	6,518	(6,518)
Expired July 30, 2007	137	(137)
Expired August 10, 2007	3,520	(3,520)
Expired October 23, 2007	219	(219)
Expired November 30, 2007	219	(219)
Exercised August 10, 2007	—	(5,500)

Balance at December 31, 2007	37,507	94,493

Granted or expired in 2008	—	—

Balance at December 31, 2008	37,507	94,493

[1]	Adjusted for a 5-for-4 stock split July 2004 and an 11-for-10 stock split December 2006.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 10 Stock Option Plan (continued)

The following summarizes information concerning currently outstanding and exercisable options:

Options Exercisable

As of December 31, 2008

Exercise Price	Options Remaining Granted / Outstanding	Contractual Life (Years)	Options Vested
$7.27	49,226	4.5	49,226
$9.69	1,375	5	1,375
$8.36	43,892	6	43,892

	94,493		94,493

In accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123(R),” the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Note 11 401(k) Plan

The Company sponsors a 401(k) defined contribution plan and makes a matching contribution to the plan in the amount of 60% of the first 6% of the elective contributions made by participants. The Company’s expense for the years ended December 31, 2008, 2007, and 2006 was $46,585, $36,659, and $34,005, respectively.

Note 12 Shareholders’ Equity

Under Virginia law, no dividend may be declared or paid out of a Virginia charter bank’s paid-in capital. First Bankshares, Inc., as the holding company for SuffolkFirst Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the our financial soundness; however, we may also be permitted the payment of dividends not otherwise allowed by Virginia law. The Subsidiary (Bank) generated start-up losses in 2001 and 2002 and accumulated losses in 2003 and 2004. Although the Bank had profitable years in 2005 and 2006, the Bank had negative retained earnings of $189,246 at year end 2006 and therefore was not permitted under Virginia Banking Laws to pay cash dividends to its Shareholders. The Company had positive retained earnings in 2008 and 2007 of $662,458 and $417,320, respectively.

Note 13 Regulatory Matters

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 13 Regulatory Matters (continued)

action, we must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

Management believes that we meet all capital adequacy requirements to which we are subject at December 31, 2008 and 2007.

The Company is considered to be well-capitalized under the regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed our category.

The Bank’s actual regulatory capital amounts and ratios for December 31, 2008 and 2007 are also presented in the table below. Dollar amounts are in thousands.

Regulatory Capital Amounts and Ratios

As of December 31, 2008 and 2007

	2008 Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage ratio	$16,884	9.33%	$7,239	>4.0%	$9,049	>5.0%

Tier 1 risk-based capital ratio	$16,884	13.65%	$4,925	>4.0%	$7,387	>6.0%

Total risk-based capital ratio	$18,571	15.02%	$9,849	>8.0%	$12,311	>10.0%

	2007 Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage ratio	$16,639	10.98%	$6,063	>4.0%	$7,579	>5.0%

Tier 1 risk-based capital ratio	$16,639	14.15%	$4,702	>4.0%	$7,053	>6.0%

Total risk-based capital	$17,581	14.96%	$9,404	>8.0%	$11,755	>10.0%

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 14 Commitments and Contingencies

In the normal course of business, there are outstanding off-balance sheet commitments related to extension of credit which are not reflected in the financial statements. These commitments represent no more than the normal lending risk that we commit to our borrowers. If these commitments are drawn, we will obtain collateral as deemed necessary based on management’s credit evaluation of the borrower.

Management believes that these commitments can be funded through normal operations.

Off-Balance Sheet Commitments

As of December 31, 2008

	2008	2007
Construction Loans
- Residential	$361,810	$863,743
- Commercial	6,327,551	6,535,423
Commercial Lines of Credit	4,360,803	5,441,036
Home Equity Lines of Credit	5,183,174	4,721,440
Overdraft Protection	707,149	817,608
Letters of Credit	123,550	366,644

Total Commitments	$17,064,037	$18,745,894

Under non-cancelable leases, the Company leased two banking facilities, one of which ended January 31, 2008. The initial term of the remaining lease is five years with an automatic five-year renewal and an additional renewal term of ten years.

Rental expense under operating leases for banking facilities was $61,519, $101,041, and $97,401 for the years ended December 31, 2008, 2007, and 2006, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2008 are as follows:

2009	$68,371
2010	69,132
2011	69,132
2012	69,132
2013	69,132

Total	$344,899

Note 15 Concentration of Credit Risk

The Company has a diversified loan portfolio consisting of commercial, real estate, and consumer (installment) loans. Our customers are primarily residents of or operate business ventures in our market area. At December 31, 2008, loans for commercial and business purposes, including working capital and equipment, represented $87,074,476, or 74.27% of total loans, while loans secured by real estate located beyond or within our immediate market represented $27,698,781, or 23.99% of total loans. Therefore, a major factor in determining debtors’ ability to honor contracts, as well as the Bank’s ability to realize the value of any underlying collateral, is influenced by economic conditions in these market areas.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 15 Concentration of Credit Risk (continued)

The Bank has purchased loans from other banks (participation loans) that include hotel loans. Hotel loans are identified as a concentration of credit as it relates to the percentage of total outstanding loans. Hotel loans at December 31, 2008 represented $11,995,070, or 10.23% of the loan portfolio.

The Bank maintains its cash balances with several financial institutions. As of October 2008, these accounts are insured by the FDIC up to $250,000. At December 31, 2008 and 2007, the Bank had $856 and $290,830, respectively, of uninsured funds in these financial institutions.

Note 16 Supplemental Cash Flow Information

The Bank paid $5,578,074, $4,237,966, and $2,952,274 in interest for the years ended December 31, 2008, 2007, and 2006. For the years ended December 31, 2008, 2007, and 2006, the Company paid Federal income taxes of $435,000, $264,500, and $0, respectively.

Note 17 Disclosures about Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose estimated fair values of its financial instruments.

Cash and Due from Banks and Federal Funds Sold

The carrying amounts are a reasonable estimate of fair value.

Securities

The fair value of securities, excluding Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions of each institution.

Loans

Loans are classified by type, such as commercial, real estate (residential real estate and other), loans to individuals, and all other loans. Each loan category is further classified by fixed- and adjustable-rate interest terms. The Bank has not obtained or developed a fair value of loans model necessary to make the estimate. Management believes the purchase of an independent evaluation software model is not cost effective at this time.

Federal Funds Purchased and Borrowed Funds

Federal funds purchased are bought and sold daily, while borrowed funds mature at various future dates. Fair values are currently not estimated.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 17 Disclosures about Fair Value of Financial Instruments (continued)

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The balance of demand deposits, NOW accounts, and money market and savings deposits reflects the fair value payable on demand to the accountholder. Management believes the purchase of an independent evaluation software model to determine the fair value estimates of fixed-maturity time deposits and certificates of deposit is not cost effective at this time.

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2008 and 2007, and as such, the related fair values have not been estimated.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at December 31, 2008 and 2007:

Fair Value of Financial Instruments

As of December 31, 2008 and 2007

	2008		2007
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial Assets:
Cash and cash equivalents	$4,541,961	$4,541,961	$3,468,110	$3,468,110
Securities available-for-sale	53,412,711	53,412,711	62,054,416	62,054,416
Other Investments	2,483,500	2,483,500	2,783,850	2,783,850
Loans, net of unearned income and fees	117,247,295	117,247,295	103,786,095	103,786,095

Total Financial Assets	$177,685,467	$177,685,467	$172,092,471	$172,092,471

Financial Liabilities:
Federal funds purchased and borrowed funds	$36,010,972	$36,010,972	$47,551,895	$47,551,895
Deposits	130,284,637	130,284,637	113,748,150	113,748,150

Total Financial Liabilities	$166,295,609	$166,295,609	$161,300,045	$161,300,045

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 17 Disclosures about Fair Value of Financial Instruments (continued)

Fair value estimates are made at a specific point in time and based on relevant market information, as well as information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets, premises and equipment, and other real estate owned. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 18 Financial Statements of Parent Company

The following balance sheet reflects the assets, liabilities, and shareholders’ equity of First Bankshares, Inc., parent company of SuffolkFirst Bank. No income or expense was recognized at the time of the bank holding company’s formation.

First Bankshares, Inc.

(Parent Company Only)

Balance Sheet

As of December 31, 2008

2008

Assets

Investment in subsidiary	$16,709,846

Total assets	$16,709,846

Liabilities and Shareholders’ Equity

Shareholders’ equity
Common stock, $3.20 par value; 10,000,000 shares authorized; 2,276,298 issued and outstanding	$7,284,154
Additional paid-in capital	8,938,444
Retained earnings	662,458

Accumulated other comprehensive income (loss), net	(175,210)

Total shareholders’ equity	16,709,846

Total liabilities and shareholders’ equity	$16,709,846

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 19 Disclosures about Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company has adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

In February 2008 Staff Position No. 157-2 (FSP 157-2) was issued. FSP 157-2 delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items which are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years.

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

Available-for-Sale Securities

Securities are classified within Level 1 of the valuation hierarchy where quoted market prices are available in an active market. Level 1 securities include highly liquid government bonds, mortgage products, and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. agency securities; mortgage-backed agency securities; obligations of states and political subdivisions; and certain corporate, asset-backed, and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 19 Disclosures about Fair Value of Assets and Liabilities (continued)

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the Allowance for Loan Losses (the “Allowance”) is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the Allowance for Loan Losses to increase, such increases are reported as a component of the provision for loan losses. Loan losses are charged against the Allowance when Management believes the uncollectability of a loan is confirmed. At December 31, 2008, the Bank had $676,566 of impaired loans, or 0.58% of total loans, compared to no impaired loans at December 31, 2007, 2006, and 2005 and $1,339 in impaired loans at December 31, 2004. It is the opinion of management that the Allowance is adequate to absorb any loss related to these loans. The valuation would be considered Level 3.

Note 20 Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should measure fair value when they are required by U.S. GAAP to use a fair value measure for recognition or disclosure. SFAS No. 157 establishes a common definition of fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (a company’s own data). SFAS No. 157 requires disclosures detailing (1) the extent to which company’s measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or financial liability is generally irrevocable. These Statements are effective January 1, 2008 for calendar year companies.

Note 21 Federal Funds Purchased and Federal Home Loan Bank Borrowings

At December 31, 2008, 2007, and 2006, the Bank had federal funds purchased of $0, $2,547,000, and $0 and Federal Home Loan Bank (FHLB) borrowings of $16,000,000, $45,000,000, and $15,000,000, respectively. Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB borrowings until their maturity. The following table on page 60 summarizes federal funds purchased and FHLB borrowings for the years ended December 31, 2008, 2007, and 2006.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Note 21 Federal Funds Purchased and Federal Home Loan Bank Borrowings (continued)

Short Term Borrowings

For the years ended December 31, 2008, 2007, and 2006

	2008	2007		2006

Federal funds purchased:
Yearend balance	$—	$2,547,000		$—
Highest month end balance	$2,270,000	$3,951,000		$5,288,000
Term	Daily	Daily		Daily

Borrowings Less than One Year

Year end balance	$16,000,000	$45,000,000	[1]	$15,000,000

Highest month end balance	$21,000,000	$45,000,000		$15,000,000

Term	Daily	Daily to One Year		Daily

[1]	Includes $11 million in short term borrowings with a term of one year.

Note 22 Long Term Borrowings

At December 31, 2008 and 2007, the Bank had long term borrowings from the FHLB totaling $20,000,000 and $0, respectively. Interest is payable on a quarterly basis until maturity. Maturities of FHLB borrowings at December 31, 2008 are as follows:

Long Term Borrowings

As of December 31, 2008

Maturity Date	Type	Interest Rate	Balance

January 25, 2013	Convertible	2.495%	$20,000,000

The convertible advance is at a fixed interest rate until January 25, 2010, at which time, if the Bank does not retire the debt, the FHLB has the option to convert to the variable interest rate and spread being offered at that time. The borrowings are collateralized by pledged securities with a total carrying value of $26,499,119 at December 31, 2008.

Note 23 Subsequent Event

As of December 31, 2008, management identified $676,566 as an impaired loan which was included within the Bank’s internal watch list with specific impairment reserves allocated to the loan. In January 2009 documents related to foreclosure of the collateral securing this loan were executed. Management does not anticipate a loss that will exceed the reserve amount that was allocated to this loan at year end 2008 and believes the analysis of the current appraisal of the collateral will support the Other Real Estate Owned (OREO) value.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in periodic reports.

Management’s Report on Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s assessment in this annual report.

First Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

Item 9A	Controls and Procedures (continued)

Changes in Internal Controls

No changes in our internal control over financial reporting occurred during the year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

9B Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders (“Proxy Statement”) to be held on April 16, 2009.

Item 10	Directors and Executive Officers of the Registrant

The information with respect to the directors of the Company and the Company’s audit committee is set forth under the captions “Election of Directors,” “The Board of Directors,” and “Audit Committee – Report of the Audit Committee” in the Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Company’s directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. Information concerning the Company’s executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a Code of Ethics that applies to its directors, executives, and employees. The Company’s Code of Ethics is available on the Bank’s website at www.suffolkfirstbanks.com under “Code of Business Conduct and Ethics” and was filed as Exhibit 14 to the Company’s Form 10-KSB for the year ended December 31, 2003 and amended as of February 17, 2006.

The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Business Conduct and Ethics with respect to certain officers of the Company by posting such disclosures on its website under “About Us – Code of Business Conduct and Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Federal Reserve Board either in addition to or in lieu of the website disclosure.

Item 11	Executive Compensation

Information regarding executive compensation is set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated herein by reference. The information regarding director compensation is set forth under the caption “Directors’ Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

The following table on page 64 sets forth information as of December 31, 2008 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

As of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	94,493	7.82	37,507	[1]

Equity compensation plans not approved by shareholders	—	—	—

Total	94,493	7.82	37,507	[1]

[1]	These shares are available to be granted in the form of options under the Company’s 2003 Stock Incentive Plan.

Item 13	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under “Interests of Management in Certain Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information regarding principal accountant fees and service is set forth under “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the Proxy Statement, and is incorporated herein by reference.

Item 15	Exhibits

Exhibit Number	Description

3.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed August 15, 2008)

3.1.1	Articles of Incorporation of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed August 15, 2008)

3.2	Bylaws of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed August 15, 2008)

10.1*	Director Compensation

10.2*	Base Salary for Named Executive Officer

10.3*	2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 6.5 to Form 10-SB filed April 23, 2004)

10.4*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 6.3 to Form 10-SB filed April 23, 2004)

10.5*	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 6.4 to Form 10-SB filed April 23, 2004)

10.6*	Employment Agreement of Mr. Darrell G. Swanigan (incorporated herein by reference to Exhibit 6.1 to Form 10-SB filed April 23, 2004)

10.7*	Employment Agreement of Keith B. Hawkins (incorporated herein by reference to Exhibit 99.4 to Form 8K filed January 17, 2008)

10.9	Lease for Plaza Branch, 1000 N. Main Street, Suffolk, Virginia 23434, dated October 7, 2003 (incorporated herein by reference to Exhibit 6.7 to Form 10-SB filed April 23, 2004)

10.10	Remote Data Processing Agreement between SuffolkFirst Bank and SBS Data Services Inc. dated September 19, 2002 (incorporated herein by reference to Exhibit 6.8 to Form 10-SB filed April 23, 2004)

10.11	Loan Officer Incentive Bonus Plan (incorporated herein by reference to Exhibit 99.5 to Form 8K filed March 26, 2008)

14	Code of Business conduct and Ethics

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	CEO/CFO Certification pursuant to 18 U.S.C § 1350

*	Denotes management contract.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKSHARES, INC.
(Registrant)

February 13, 2009	/s/ Darrell G. Swanigan
Date	Darrell G. Swanigan
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darrell G. Swanigan	President, Chief Executive	February 13, 2009
Darrell G. Swanigan	Officer and Director
(Principal Executive Officer)

/s/ Robert E. Clary	Chief Financial Officer	February 13, 2009
Robert E. Clary, CPA	(Principal Financial and Accounting Officer)

/s/ Larry L. Felton	Director	February 13, 2009
Larry L. Felton

/s/ Peter C. Jackson	Director	February 13, 2009
Peter C. Jackson

/s/ Jonie N. Mansfield	Director	February 13, 2009
Jonie N. Mansfield

/s/ Robert M. Moore, Jr.	Director	February 13, 2009
Robert M. Moore, Jr., CPA

/s/ James E. Turner, Jr.	Director	February 13, 2009
James E. Turner, Jr.

/s/ Clinton L. Varner	Director	February 13, 2009
Clinton L. Varner

/s/ Jack W. Webb, Jr.	Director	February 13, 2009
Jack W. Webb, Jr.

/s/ Clay K. White	Director	February 13, 2009
Clay K. White