Form 10-Q
period 2009-03-31
First Bankshares, Inc.
filed 2009-05-13
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20551

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-53380

First Bankshares, Inc.

(Exact name of small business issuer as specified in its charter)

Virginia	80-0229922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3535 Bridge Road
P.O. Box 1340
Suffolk, Virginia	23439
(Address of principal executive offices)	(Zip Code)

(757) 934-8200

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerates filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEDURES DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan by a court.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,276,298 shares of Common Stock, par value $3.20 per share, were outstanding at March 31, 2009.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$3,742,917	$4,541,961
Federal funds sold	846,000	651,000

Cash and cash equivalents	4,588,917	5,192,961
Securities available for sale, at fair value	47,286,414	53,412,711
Loans, net	112,000,000	115,560,011
Premises and equipment, net	5,495,327	5,567,656
Other real estate owned	649,515	—
Accrued interest receivable	892,338	1,171,615
Other investments	2,244,600	2,483,500
Deferred tax asset	650,700	403,500
Other assets	321,936	366,269

Total assets	$174,129,747	$184,158,223

Liabilities and Stockholders’ Equity
Deposits
Demand	$20,098,822	$20,691,337
Savings	3,369,692	2,950,405
Time	107,962,160	106,642,895

Total deposits	131,430,674	130,284,637

Accrued interest payable	857,894	891,697
Federal funds purchased and borrowed funds	25,000,000	36,010,972
Other liabilities	391,736	261,071

Total liabilities	157,680,304	167,448,377

Stockholders’ equity
Common stock, $3.20 par value; 10,000,000 shares authorized; 2,276,298 issued and outstanding	7,284,154	7,284,154
Additional paid-in capital	8,938,444	8,938,444
Retained earnings	936,716	662,458
Accumulated other comprehensive loss, net	(709,871)	(175,210)

Total stockholders’ equity	16,449,443	16,709,846

Total liabilities and stockholders’ equity	$174,129,747	$184,158,223

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Interest income
Interest and fees on loans	$1,664,838	$1,864,997
Interest on securities	686,873	585,987
Interest on federal funds sold	911	3,100

Total interest income	2,352,622	2,454,084

Interest expense
Interest on deposits	796,795	883,841
Interest on time certificates of $100,000 and over	228,279	262,776
Interest on federal funds purchased and borrowed funds	147,163	279,994

Total interest expense	1,172,237	1,426,611

Net interest income	1,180,385	1,027,473
Provision for loan losses	40,000	59,700

Net interest income after provision for loan losses	1,140,385	967,773

Noninterest income
Service charges on deposit accounts	70,288	80,046
Gain on sale of securities	217,411	264,625
Other	26,935	75,433

Total noninterest income	314,634	420,104

Noninterest expense
Salaries and employee benefits	518,138	554,359
Expenses of premises and equipment	128,332	136,011
Lease expense	18,108	17,849
Bank franchise tax	34,000	28,100
Advertising	3,367	32,978
Data processing	52,572	48,664
Office supplies	17,917	22,778
Professional fees	127,185	42,684
Telecommunications	7,434	9,544
Other operating expenses	131,408	101,687

Total noninterest expense	1,038,461	994,654

Income before income tax expense	416,558	393,223
Income tax expense	142,300	133,250

Net income	274,258	259,973
Other comprehensive income (loss), net of income tax expense:
Net unrealized (losses) on securities available-for-sale	(534,661)	(226,298)

Comprehensive income (loss)	$(260,403)	$33,675

Per share data:
Income per share, (basic and diluted)	$0.12	$0.11

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities
Net income	$274,258	$259,973
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	83,193	88,799
Net amortization of investment securities	14,330	751
Gains on sales of securities	(217,411)	(264,625)
Provision for loan losses	40,000	59,700
Change in operating assets and liabilities
Accrued interest receivable	279,277	5,746
Deferred tax assets	28,192	7,600
Other assets	44,333	(119,149)
Accrued interest payable	(33,803)	194,026
Other liabilities	130,665	(62,321)

Net cash provided by operating activities	643,034	170,500

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	8,994,325	40,387,607
Purchase of available-for-sale securities	(3,475,000)	(32,192,226)
Purchase of federal reserve stock	—	(9,350)
Proceeds from the sale of FHLB stock	238,900	84,700
Net (increase) decrease in loans	2,870,496	(5,705,322)
Purchases of bank premises and equipment	(10,864)	(158,026)

Net cash provided by investing activities	8,617,857	2,407,383

Cash flows from financing activities
Net increase (decrease) in demand deposits and savings accounts	(173,228)	1,973,146
Net increase in time deposits	1,319,265	1,343,079
Net (decrease) in federal funds purchased and borrowed funds	(11,010,972)	(4,273,520)

Net cash used by financing activities	(9,864,935)	(957,295)

Net increase (decrease) in cash and cash equivalents	(604,044)	1,620,588
Cash and cash equivalents
Beginning of period	5,192,961	3,468,110

End of period	$4,588,917	$5,088,698

Supplementary Cash Flow Information
Transfer of loans to foreclosed assets	$649,515	$—

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balances at January 1, 2008	$7,284,154	$8,938,444	$417,320	$66,662	$16,706,580

Net income	—	—	259,973	—	259,973
Change in net unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense of $116,551	—	—	—	(226,298)	(226,298)

Balances at March 31, 2008	$7,284,154	$8,938,444	$677,293	$(159,636)	$16,740,255

Net loss	—	—	(14,835)	—	(14,835)
Change in net unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense of $8,016	—	—	—	(15,574)	(15,574)

Balances at December 31, 2008	$7,284,154	$8,938,444	$662,458	$(175,210)	$16,709,846

Net income			274,258		274,258
Change in net unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense of $275,430	—	—	—	(534,661)	(534,661)

Balances at March 31, 2009	$7,284,154	$8,938,444	$936,716	$(709,871)	$16,449,443

See notes to financial statements.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

In management’s opinion, the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2009 and 2008 and in conformity with accounting principles generally accepted in the United States of America. Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The results presented here are for First Bankshares, Inc. (“First Bankshares”), the parent company of SuffolkFirst Bank (“the Bank”). On February 23, 2008, we announced that the Bank’s Board of Directors had approved the formation of a bank holding company, First Bankshares, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of First Bankshares common stock in exchange for each of their shares of the Bank’s common stock. First Bankshares became the Bank’s parent holding company on August 15, 2008. The organization and business of the Bank, accounting policies followed by the Bank, and other relevant information are contained in the notes to the financial statements filed as part of the Bank’s annual report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the annual report. Because First Bankshares has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, First Bankshares and the Bank are collectively referred to as “the Company” unless otherwise noted.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of First Bankshares, Inc. and Subsidiary as of and for the year ended December 31, 2008, filed as part of the Company’s report on Form 10-K. These financial statements should be read in conjunction with the annual financial statements.

First Bankshares, Inc. and Subsidiary’s critical accounting policy relates to the evaluation of the Allowance for Loan Loss (the “Allowance”), which is based on management’s opinion of an amount that is adequate to absorb potential loan loss in the Company’s existing portfolio. The Allowance for Loan Loss is established through a provision for loan loss based on available information, including the composition of the loan portfolio, historical loan loss (to the extent available), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company’s Allowance for Loan Loss could result in material changes in First Bankshares, Inc. and Subsidiary’s financial condition and results of operations. The Company’s policies with respect to the methodology for determining the Allowance for Loan Loss involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Income per share

Income per share data has been determined under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS No. 128”). For the three months ended March 31, 2009 and 2008, basic earnings per share and diluted earnings per share have been computed based on the weighted average common shares outstanding of 2,276,298 and 2,276,570, respectively.

The only potential additional stock of First Bankshares, Inc. and Subsidiary, as defined in SFAS No. 128, is stock options granted to various officers and employees of First Bankshares, Inc. and Subsidiary. The following is a summary of the basic and diluted income per share calculation for the three months ended March 31, 2009 and 2008.

Note 3 – Income per share (continued)

Income Per Share

For the three months ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008
Net Income	$274,258	$259,973

Weighted average number of shares	2,276,298	2,276,298
Options affect of incremental shares	—	272

Weighted average diluted shares	2,276,298	2,276,570

Income per share, basic	$0.12	$0.11

Income per share, assuming diluted	$0.12	$0.11

Note 4 – Income Taxes

For the three months ended March 31, 2009 and 2008, the Company reported a net income of $274,258 and $259,973, respectively. We recorded federal income tax expense of $142 thousand and $133 thousand for the three months ended March 31, 2009 and 2008, respectively.

Note 5 – Employee Stock Option Plan

The Company maintains an Employee Stock Option Plan that provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company’s shareholders. Through December 31, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As of December 31, 2008, all outstanding stock options were fully vested. No stock options were granted or vested during the three months ended March 31, 2009 or 2008 and, accordingly, net income and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in SFAS No. 123(R), “Share-Based Payment”) and any stock-based employee compensation for future grants will be determined using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk-free interest rate, and expected life.

Note 6 – Supplemental Cash Flows Information

The Company paid $1,206,040 and $1,232,585 in interest on deposits, Federal Funds purchased, and borrowed funds for the three months ended March 31, 2009 and 2008, respectively. Federal income taxes of $64,627 were paid for the three months ended March 31, 2009, compared to federal income taxes of $138,000 paid for the three months ended March 31, 2008.

Note 7 – Disclosures about Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 has been applied prospectively as of the beginning of 2008.

In February 2008, Staff Position No. 157-2 (“FSP No. 157-2”) was issued. FSP No. 157-2 delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 defers the effective date of SFAS No. 157 for such

Note 7 – Disclosures about Fair Value of Assets and Liabilities (continued)

nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in active markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. A portion of the Allowance for Loan Losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the Allowance for Loan Losses to increase, such increases are reported as a component of the provision for loan losses. Loan losses are charged against the Allowance when management believes the uncollectability of a loan is confirmed. At March 31, 2009, the Company had $1.1 million of impaired loans, or 0.92% of total loans, compared to no impaired loans at March 31, 2008. It is the opinion of management that the Allowance is adequate to absorb any loss related to these loans. The valuation of these impaired loans would be considered Level 3.

Other Real Estate Owned

Other real estate owned is measured at the asset’s fair value less costs for disposal. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analyses or recent appraisals. At March 31, 2009 the Company had $649,515 in other real estate owned, compared to no other real estate owned at March 31, 2008.

Note 8 – Reclassifications

Certain reclassifications were made to the 2008 financial statement presentation in order to conform to the 2009 financial statement presentation. These reclassifications had no effect on net income.

Note 9 – Subsequent Pronouncements

SFAS No. 157-4

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Under SFAS No. 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

SFAS No. 141(R)-1

In April 2009, the FASB issued SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to amend SFAS No. 141 (revised 2007), “Business Combinations.” SFAS 141(R)-1 addresses the initial recognition, measurement, and subsequent accounting for assets and liabilities arising from contingencies in a business combination and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. SFAS 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets and liabilities be developed depending on their nature. SFAS No. 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

SFAS No. 115-2 and SFAS No. 124-2

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SFAS No. 115-2 and SFAS No. 124-2 require entities to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and when it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. SFAS No. 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

SFAS No. 107-1 and APB No. 28-1

In April 2009, the FASB issued SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” SFAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included elsewhere in this document. This discussion is intended to assist in understanding our financial condition and results of operations. The data presented for the three months ended March 31, 2009 and 2008 are derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting only of normal reoccurring accruals, necessary to present fairly the data for such periods.

Results of Operations

Overview

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and Federal Funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees from mortgage loan origination, and other miscellaneous income.

For the three months ended March 31, 2009, our net income was $274,258, compared to net income of $259,973 for the three months ended March 31, 2008. Our net income and per share income increased for the three months ended March 31, 2009 due to a decrease in interest expense, primarily related to the paydown of Federal Home Loan Bank borrowings.

Net Income and Per Share Income

For the three months ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008
Net Income	$274,258	$259,973
Per share income, basic and diluted	$0.12	$0.11

Net Interest Income

Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. A decline in the average yield on loans from 6.95% for the three months ended March 31, 2008 to 5.77% for the three months ended March 31, 2009 has been the primary contributor to our decrease in interest income. Our decrease in interest expense for the same period is due primarily to a decrease in the cost of funds, from 4.89% to 3.73% on time deposits and from 3.53% to 1.88% on Federal Funds purchased and other borrowed funds. The change in interest-earning assets and interest-bearing liabilities accounts for the increase in net interest income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Our management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by our Board of Directors. The “net interest margin” is a common statistic related to changes in interest income. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income after the provision for loan losses for the three months ended March 31, 2009 was $1,140,385, compared to $967,773 for the three months ended March 31, 2008. This increase is due to our loan growth and both volume and yield growth in our securities portfolio as noted on page 13.

The net interest margin for the year ended December 31, 2008 and for the three months ended March 31, 2009 was 2.84% and 2.76%, respectively. The decline in net interest margin can be primarily attributed to the Company’s asset-sensitive position in a declining interest rate environment where rates on a portion of our loan portfolio adjusted faster than rates on time deposits and specific borrowed funds.

The table on page 13, “Average Balances, Interest Income and Average Yield Rates,” provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the periods indicated. The average balances used in this table and other statistical data were calculated using daily average balances.

First Bankshares, Inc. and Subsidiary

Average Balances, Interest Income/Expenses, and Average Yield/Rates

(Dollars in Thousands)

	For the three months ended March 31, 2009			For the three months ended March 31, 2008			For the year ended December 31, 2008
	Average Balances [1]	Interest Income/ Expense	Average Yield/ Rates	Average Balances [1]	Interest Income/ Expense	Average Yield/ Rates	Average Balances [1]	Interest Income/ Expense	Average Yield/ Rates
ASSETS:
Interest-earning assets:
Federal funds sold	$1,521	$1	0.26%	$585	$3	2.05%	$4,745	$60	1.26%
Investment securities	54,244	688	5.07%	46,065	617	5.36%	46,402	2,825	6.09%
Loans	115,520	1,666	5.77%	107,224	1,864	6.95%	113,433	7,348	6.48%

Total interest-earning assets	171,285	2,355	5.50%	153,874	2,484	6.46%	164,580	10,233	6.22%

Noninterest-earning assets:
Cash and due from banks	4,807			3,735			2,996
Premises and equipment	5,544			5,817			5,728
Other assets	1,014			1,466			1,990
Allowance for loan losses	(1,679)			(949)			(1,050)

Total noninterest-earning assets	9,686			10,069			9,664
Total Assets	$180,971			$163,943			$174,244

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,690	$7	0.42%	$5,524	$16	1.16%	$6,246	$73	1.17%
Savings deposits	3,110	8	1.03%	2,307	7	1.21%	2,621	31	1.18%
Time deposits	108,452	1,010	3.73%	92,056	1,125	4.89%	103,669	4,551	4.39%
Federal funds purchased and borrowed funds	31,354	147	1.88%	31,610	279	3.53%	30,075	903	3.00%

Total interest-bearing liabilities	149,606	1,172	3.13%	131,497	1,427	4.34%	142,611	5,558	3.90%

Noninterest-bearing liabilities:

Noninterest demand deposits	13,416			14,534			14,212
Other liabilities	1,323			1,337			1,284
Stockholders’ Equity	16,626			16,575			16,137

Total Liabilities and Stockholders’ Equity	$180,971			$163,943			$174,244

Interest Rate Spread[2]			2.37%			2.12%			2.32%

Net Interest Income[3]		$1,183			$1,057			$4,675

Net Interest Margin[4]			2.76%			2.75%			2.84%

[1]	Average balances are computed on a daily basis.
[2]	Total interest-earning assets average balance less total interest-bearing liabilities average balance.
[3]	Total earning assets less total interest-bearing liabilities.
[4]	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income decreased from $420,104 for the three months ended March 31, 2008 to $314,634 for the three months ended March 31, 2009. The decrease in noninterest income was due primarily to a reduced gain on the sale of investments, from $264,625 to $217,411 for the three months ended March 31, 2008 and 2009, respectively; a decrease of $9,758 related to service charges on deposit accounts; and reduced income of $20,574 related to mortgage fee income.

Noninterest Expense

Although salaries and employee benefits for the quarter ended March 31, 2009 were reduced by $36 thousand compared to the quarter ended March 31, 2008 due to the outsourcing of the Company’s IT function, overall noninterest expense increased from $994,654 for the three months ended March 31, 2008 to $1,038,461 for the three months ended March 31, 2009 primarily due to an increase in attorney fees related to changes required in the Company’s bylaws that would allow us to raise additional capital from the sale of preferred shares.

Income Taxes

For the three months ended March 31, 2009 and 2008, the Company reported a net income of $274,258 and $259,973, respectively. We recorded a federal income tax expense of $142 thousand and $133 thousand for the three months ended March 31, 2009 and 2008, respectively.

Financial Condition

Securities

Our entire investment portfolio was held as available for sale at March 31, 2009, and market value totaled $47.3 million.

The following table presents information as of March 31, 2009:

Market Value of Available-for-Sale Securities

As of March 31, 2009

	Book Value	Market Value	Weighted Average Life		Weighted Average Yield
U.S. Government Agencies	$23,658,062	$24,175,481	1.32 years		5.20%

Mortgage-backed Securities
- Variable Rate	8,720,563	8,825,242	11.08 years		4.40%
- Fixed rate	7,449,966	7,762,920	2.44 years		5.35%

Municipals
- Tax Exempt	523,855	526,765	1.67 years		3.93%
- Taxable	3,475,000	3,477,006	6.83 years		6.40%

Other Securities	4,534,789	2,519,000	17.91 years	[1]	7.36%

TOTAL PORTFOLIO	$48,362,235	$47,286,414	5.16 years		5.35%

[1]	The weighted average life calculations are based on the current level of prepayments as of March 31, 2009.

The following table presents information as of December 31, 2008:

Market Value of Available-for-Sale Securities

As of December 31, 2008

	Book Value	Market Value	Weighted Average Life		Weighted Average Yield
U.S. Government Agencies	$23,658,025	$23,960,625	1.49 years		5.20%

Mortgage-backed Securities
- Variable Rate	9,153,315	8,993,426	7.08 years		4.48%
- Fixed Rate	15,801,604	16,284,963	5.62 years		5.48%

Municipals
- Tax Exempt	525,933	520,735	1.92 years		3.93%

Other Securities	4,539,565	3,652,962	18.16 years	[1]	7.40%

TOTAL PORTFOLIO	$53,678,442	$53,412,711	5.04 years		5.33%

[1]	The weighted average life calculations are based on the current level of prepayments as of December 31, 2008.

The following table presents scheduled maturities of available-for-sale securities at March 31, 2009. Available-for-sale securities are stated at estimated fair value.

Scheduled Maturities of Available-for-Sale Securities

Estimated Fair Value

As of March 31, 2009

	0 - 5 Years	5 - 10 Years	After 10 Years	Total
U.S. Government Agencies	$—	$—	$24,175,481	$24,175,481

Mortgage-backed Securities
- Variable Rate	—	—	8,825,242	8,825,242
- Fixed Rate	—	—	7,762,920	7,762,920

Municipals
- Tax Exempt	—	—	526,765	526,765
- Taxable	—	—	3,477,006	3,477,006

Other Securities	—	—	2,519,000	2,519,000

TOTAL PORTFOLIO	$—	$—	$47,286,414	$47,286,414

The following table presents information as of December 31, 2008:

Scheduled Maturities of Available-for-Sale Securities

Estimated Fair Value

As of December 31, 2008

	0 - 5 Years	5 - 10 Years	After 10 Years	Total
U.S. Government Agencies	$—	$—	$23,960,625	$23,960,625

Mortgage-backed Securities
- Variable Rate	—	—	8,993,426	8,993,426
- Fixed Rate	—	—	16,284,963	16,284,963

Municipals
- Tax Exempt	—	—	520,735	520,735

Other Securities	—	—	3,652,962	3,652,962

TOTAL PORTFOLIO	$—	$—	$53,412,711	$53,412,711

Loan Portfolio

Our primary source of income is our lending activities. We offer three major types of loans: residential real estate, commercial, and installment and other loans to customers throughout our market area. We also originate and purchase loans outside of our primary market area. The Company has purchased loans from other banks (participation loans) that include hotel and real estate development loans. Hotel loans are identified as a concentration of credit as it relates to the percentage of total outstanding loans. Hotel loans on March 31, 2009 represented $11.9 million, or 10.46% of the loan portfolio, while commercial and residential real estate development loans represent $5.0 million and 4.38% of total loans on March 31, 2009. An additional concentration includes unimproved land loans that represent $4.0 million, or 3.51% of total loans, comprised primarily of commercial land in the amount of $2.0 million, or 1.73% of total loans, and residential 1-4 family in the amount of $1.2 million, or 1.06% of total loans, on March 31, 2009. Management and the Board of Directors monitor these concentrations periodically.

At March 31, 2009 and December 31, 2008, loans net of the Allowance for Loan Losses totaled $112.0 million and $115.6 million, respectively, and represented a loan-to-deposit ratio of 86.43% and 89.99%, respectively.

The following table summarizes the loan receivable portfolio by type at the dates indicated:

Loan Receivable Portfolio

As of March 31, 2009 and December 31, 2008

	March 31, 2009			December 31, 2008
	Amount		Percent	Amount		Percent
Real Estate – Residential	$27,397,434		24.46%	$27,733,803		24.00%

Commercial – Real Estate	66,623,694	[1]	59.49%	70,342,338	[2]	60.87%

Commercial – Other	17,263,001		15.41%	16,732,138		14.48%

Installment and Other	2,309,888		2.06%	2,439,016		2.11%

Total Loans	113,594,017		101.42%	117,247,295		101.46%
Less: Allowance for Loan Loss	(1,594,017)		(1.42%)	(1,687,284)		(1.46%)

Net Loans	$112,000,000		100.00%	$115,560,011		100.00%

[1]	As of March 31, 2009, 52% of commercial real estate loans were secured by business locations, 29% were secured by rental property, 10% were secured by churches, 1% were secured by farms, and 8% were secured by other real estate.

[2]	As of December 31, 2008, 71% of commercial real estate loans were secured by business locations, 14% were secured by rental property, 9% were secured by churches, 1% were secured by farms, and 5% were secured by other real estate.

A certain degree of risk taking is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks we take and to minimize losses. Such policies include limits on loan-to-collateral ratios for each type of loan, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

Commercial loans primarily represent loans made to businesses and may be made on either a secured or an unsecured basis. When taken, collateral consists of liens on receivables, equipment, inventories, furniture, and fixtures. Unsecured business loans are generally short-term with an emphasis on repayment strengths and low debt-to-worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower’s business, and the debt service capacity of a business can deteriorate as a result of downturns in national and local economic conditions. To control risk, initial and continuing analysis of a borrower’s financial information is required.

Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some nonfarm, nonresidential real estate. As of March 31, 2009, residential real estate construction loans totaled $1.7 million.

Loans secured by real estate comprised 86.30% of our loan portfolio at March 31, 2009 and 83.67% at December 31, 2008. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Allowance for Loan Losses

The Allowance for Loan Losses is increased by direct charges to the provision for loan loss expense. Losses on loans are charged against the allowance in the period in which management has determined loans have become uncollectible. It is our policy to record recoveries of previously charged-off loans as a credit to the allowance. We experienced $133,267 in charge-offs and no recoveries for the three months ended March 31, 2009. We experienced $89,692 in charge-offs and $6,499 in recoveries for the year ended December 31, 2008. The following table, “Allowance for Loan Losses,” reports the allocation to the loan loss reserve. At March 31, 2009, management recognized loans that were impaired in principal and interest and is of the opinion that the allowance is adequate to absorb any loss related to these loans. At March 31, 2009, the Company had $1.1 million of nonperforming loans. Management’s policy is to quarterly evaluate loan loss history compared to the actual loan loss reserve to ensure the allowance is adequate.

In reviewing the adequacy of the Allowance for Loan Losses at March 31, 2009, management considers multiple criteria. Criteria used to evaluate the adequacy of the reserve include the evaluation of current economic conditions affecting the borrowers’ ability to repay; the volume of loans; the trends in delinquent, nonaccruing, and potential problem loans; and the quality of collateral securing nonperforming and problem loans. Therefore, management considers the loan loss reserve adequate to cover its estimate of possible future losses inherent in the loan portfolio. Management presently uses a loan risk grading system to determine the overall risk and quality of the loan portfolio as well as other off-balance sheet credit risk evaluations, such as loan commitments and standby letters of credit. The calculation provides for management’s assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the Allowance for Loan Losses as part of their examination of the Company and may require adjustments to the allowance based on information available to them at the time of the examination.

The following chart summarizes the Allowance for Loan Losses for the periods indicated:

Allowance For Loan Losses

As of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
Beginning balance	$1,687,283	$941,820
Loan charge-offs	(133,266)	(89,692)
Loan recoveries	—	6,499
Additions to allowance for loan loss	40,000	828,656

Ending balance	$1,594,017	$1,687,283

Nonperforming Loans

It is the Company’s policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest.

As of March 31, 2009, management recognized $1.1 million in nonperforming loans, which represents 0.92% of total outstanding loans. Management’s assessment of these loans indicates the Allowance for Loan Loss is adequate to cover any loss in these loans if liquidation of the collateral is necessary.

Potential Problem Loans

Our loan policy requires management to identify and maintain a list of potential problem loans, including problem loans that are in nonaccrual status and loans that are past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information related to possible credit problems of borrowers that will cause serious doubts as to the ability of such borrowers to comply with the current loan repayment terms.

Other Real Estate Owned

The Company had other real estate owned (“OREO”) of $649,515 at March 31, 2009, compared to no other real estate owned at December 31, 2008. Based on management’s assessment, we do not anticipate a material change in the value of the asset. The estimated fair value of the OREO was determined by an appraiser prior to acquisition, and future carrying values will be determined by an annual appraisal of the market value of the OREO.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Deposits at March 31, 2009 totaled $131.4 million, compared to $130.3 million at December 31, 2008, an increase of $1.1 million, or 0.8%.

Capital Adequacy

The management of capital in a regulated financial services industry must properly balance return on equity to Stockholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Company’s capital management strategies have been developed to maintain its “well capitalized” position. Total capital at March 31, 2009 of $16.4 million includes unrealized losses, net of tax, of $710 thousand on securities held as available for sale. The Company is considered by our Board of Directors, management, and regulators to be well capitalized.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of March 31, 2009, the Company met all minimum capital adequacy requirements and is categorized as “well capitalized.” There are no conditions or events that management believes have changed our category.

The Company is considered to be well capitalized under the regulatory definition of a well capitalized bank. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The following tables show capital ratios and the minimum capital ratios required by our regulators:

Risk-based Capital Analysis

As of March 31, 2009

(Dollars in Thousands)

Tier 1 capital:
Common stock	$7,284
Additional paid-in capital	8,938
Retained earnings and comprehensive loss	227

Subtotal	16,449
Net unrealized loss on securities	710

Total Tier 1 capital	$17,159

Tier 2 capital:
Allowance for loan loss	$1,594

Total risk-based capital	$18,753

Average total assets	$180,971

Risk-weighted assets	$122,966

Risk-based Capital Ratios

As of March 31, 2009

	Ratio at March 31, 2009	Regulatory Minimum	Well Capitalized
Capital ratios:
Tier 1 leverage ratio	9.48%	4.00%	>6.00%
Tier 1 risk-based capital ratio	13.95%	8.00%	>10.00%
Total risk-based capital ratio	15.25%	4.00%	>5.00%

Liquidity

Liquidity is defined as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict time cycles and the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company’s overall financial condition. Our primary sources of liquidity are cash, due from banks, Federal Funds sold, and securities maintained in our available-for-sale portfolio. In addition, we have substantial lines of credit from our correspondent banks ($5 million), along with an arrangement to borrow from the Federal Home Loan Bank at thirty percent (30%) of total assets and from the Federal Reserve under certain conditions. These credit lines are available through our correspondent banks for short-term liquidity needs and are subject to prevailing interest rates. In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which may arise, within realistic limitations.

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking because, as a financial institution, the Company derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and possible borrowings) at various terms and rates. These funds are then invested into earning assets (loans, investments, etc.) at various terms and rates.

Interest rate risk is the exposure to fluctuations in future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that re-price within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of our asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. The goal is to maintain a balance between risk and reward such that net interest income is maximized, while risk is maintained at an acceptable level.

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

The following table on page 22, “Gap Report,” indicates that, on a cumulative basis through twelve months, the Bank reflects rate-sensitive assets exceeding rate-sensitive liabilities, resulting in an asset-sensitive position at March 31, 2009 of $18.8 million. This net asset-sensitive position was a result of $97.6 million in rate-sensitive assets being available for re-pricing during the next 12 months and $78.8 million in rate-sensitive liabilities available for re-pricing during the next 12 months, which reflects a cumulative positive gap of $18.8 million. Our current Gap position is considered by management to be favorable in a flat to increasing interest rate environment. A negative interest sensitivity gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “horizon.” The Gap is positive when interest-sensitive assets exceed interest-sensitive liabilities. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Amounts of fixed-rate loans are reflected at the earlier of their contractual maturity date or their contractual re-pricing date. Time deposits are reflected at the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual re-pricing interval due to the immediately available nature of these funds. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty (30) day or shorter period.

However, we are under no obligation to vary the rates paid on those deposits within any given period. Fixed-rate time deposits are reflected at their contractual maturity dates. Fixed-rate advances are reflected at their contractual maturity dates, and variable-rate advances are reflected in the earliest re-pricing interval, since they were borrowed under the daily-rate credit option and re-price daily.

First Bankshares, Inc. and Subsidiary

Gap Report

For the Month ending March 31, 2009

(in thousands)

	1-30 DAYS	31-180 DAYS	181-360 DAYS	1-2 YEARS	2-3 YEARS	3-5 YEARS	5-10 YEARS	OVER 10 YEARS	TOTAL
	Volume	Volume	Volume	Volume	Volume	Volume	Volume	Volume	Volume
ASSETS:
U.S. Agency-A.F.S.	—	5,660	11,000	1,998	—	5,000	—	—	23,658
FN/FH fix mortgage backed-A.F.S.	352	1,666	3,604	1,747	1,065	1,051	605	112	10,202
GN 1yr CMT ARM-H.T.M.	156	304	106	—	—	—	—	—	566
FN/FH 1yr CMT ARM-A.F.S.	65	925	459	584	257	824	91	—	3,205
FN/FH other CMT ARM-A.F.S.	17	434	46	77	61	230	—	—	865
FN/FH Libor ARM-A.F.S.	18	277	67	112	88	313	—	—	875
FN/FH libor CMO-A.F.S.	10	45	48	81	64	226	—	—	474
Corporate bonds-A.F.S.	—	—	—	—	—	—	—	4,552	4,552
Taxable Muni bonds-A.F.S.	1,475	—	—	—	—	—	2,000	—	3,475
Tax free Muni bonds GO/A.F.S.	—	—	—	512	—	—	—	—	512
Federal reserve stock	54	—	—	—	—	—	—	—	54
Other securities	(2,243)	—	—	—	—	—	—	—	(2,243)
Commercial loans fixed	2,455	7,011	13,450	6,385	9,748	11,464	1,167	100	51,780
Commercial loans variable	32,626	848	—	—	—	—	—	—	33,474
Real estate loans fixed rate	46	1,290	949	2,753	2,317	2,251	5,162	104	14,872
Real estate loans variable rate	2,131	—	—	—	—	—	—	—	2,131
Consumer loans variable rate	12,604	—	—	—	—	—	—	—	12,604
Loan balancing	(1,266)	—	—	—	—	—	—	—	(1,266)
Fed funds sold	846	—	—	—	—	—	—	—	846
Noninterest-bearing assets	—	—	—	—	—	—	—	—	13,494

TOTAL ASSETS	49,346	18,460	29,729	14,249	13,600	21,359	9,025	4,868	174,130

LIABILITIES:
N.O.W. & Savings	3,230	—	—	—	—	—	—	—	3,230
MMDA	3,832	—	—	—	—	—	—	—	3,832
Passbook savings	3,370	—	—	—	—	—	—	—	3,370
Time deposits <100K	1,556	21,519	23,533	10,760	3,590	3,454	56	—	64,468
Time deposits >100K	2,426	7,039	12,151	9,377	6,446	5,935	—	—	43,374
CD balancing account	119	—	—	—	—	—	—	—	119
Borrowings	—	—	—	5,000	—	20,000	—	—	25,000
Noninterest-bearing liab & capital	—	—	—	—	—	—	—	—	30,737

TOTAL LIABILITIES & CAPITAL	14,533	28,558	35,684	25,137	10,036	29,389	56	—	174,130

DISCRETE:
GAP	34,813	(10,098)	(5,955)	(10,888)	3,564	(8,030)	8,969	4,868	0

CUMULATIVE:
GAP	34,813	24,715	18,760	7,872	11,436	3,406	12,375	17,243

Off-Balance Sheet Arrangements

In our normal course of business, we may have outstanding commitments for the extension of credit that are not reflected in the financial statements. These commitments represent no more than the normal lending risk that we commit to our borrowers. If these commitments are drawn, we may obtain collateral if it is deemed necessary based on management’s credit evaluation of the borrower. As of March 31, 2009, we had outstanding commitments to extend credit of $16.1 million and letters of credit of $41 thousand. Management believes these commitments can be funded, if required, through normal operations and has received commitment fees related to these lending activities.

Item 3 – Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, our Principal Executive Officer and Principal Financial and Accounting Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. They have designed disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to us is made known to them by others within the organization, particularly during the periods when our quarterly and annual reports are being prepared. They have evaluated the effectiveness of our disclosure controls and procedures and, based on their evaluation, concluded that our disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or which is not expected to be covered by our liability insurance.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults on Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Index:

Exhibit No.	Description
3.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed August 15, 2008)

3.1.1	Articles of Incorporation of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed August 15, 2008)

3.2	Bylaws of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed August 15, 2008)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	CEO/CFO certification pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANKSHARES INC. AND SUBSIDIARY

Date: May 12, 2009	/s/ Darrell G. Swanigan
Darrell G. Swanigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2009	/s/ Robert E. Clary
Robert E. Clary, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)