Form 10-K/A
period 2008-12-31
First Bankshares, Inc.
filed 2009-06-12
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53380

FIRST BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	80-0229922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Bridge Road, P.O. Box 1340, Suffolk, Virginia 23439

(Address of principal executive offices) (Zip Code)

(757) 934-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $3.20 par value per share	The NASDAQ Stock Market LLC
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of First Bankshares, Inc. common stock held by non-affiliates as of June 30, 2008 was $13,313,881 based on the closing sale price of $7.00 per common share.

The number of shares of common stock outstanding as of March 31, 2009 was 2,276,298.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends First Bankshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2009 (the “Original Filing”). The Company is filing the Amendment for the purposes of (a) including Part I, Item 1B which was inadvertently omitted from the Original Filing, (b) amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, (c) amending and restating Part IV, Item 15 to correct typographical errors and to add the consent of Witt Mares, PLC which was inadvertently omitted from the Original Filing, and (d) correcting the certifications provided by the Company in accordance with Item 601(b)(31) of Regulation S-K and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to bring them into compliance with the requirements set forth therein.

No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART I.

Item 1B.	Unresolved Staff Comments

Not applicable.

PART III.

On August 15, 2008, the Company became the successor issuer to SuffolkFirst Bank (the “Bank”) as a result of a reorganization effected by a statutory share exchange, pursuant to which the Bank became the wholly-owned subsidiary of First Bankshares, Inc. For purposes of this Part III, all current references to the Company refer to First Bankshares, Inc. All references made to the Company with respect to time periods prior to August 15, 2008 refer to the Bank prior to the reorganization. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to the Company and the Bank, collectively, after August 15, 2008, and references to the “Board of Directors” or “Board” refer to the Board of Directors of the Company on or after August 15, 2008, and to the Board of Directors of the Bank with respect to time periods prior to August 15, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

Information About Directors

The table below shows the current members of the Board of Directors of the Company, their ages as of June 10, 2009, the year they first became a director and their business experience during the past five years.

Name (Age)	Director Since (1)	Principal Occupation During Past Five Years
Larry L. Felton (64)	December 2001	Retired, Vice President, Chief Financial Officer, and Operations Officer of Angus I. Hines, Inc. (a petroleum distributor and C-Store chain operator)

Peter C. Jackson (48)	December 2001	President, Jackson Real Estate (real estate investment company)

Jonie N. Mansfield (55)	December 2001	Co-owner of Driver Contractors, Inc. until retirement on July 31, 2008. From August 1, 2008 to present, Consultant for Driver Contractors (general contractor)

Robert M. Moore, Jr., CPA (52)	November 2005	CPA and Member of Boyce, Spady & Moore, PLC (certified public accountant)

Darrell G. Swanigan (66)	July 2002	President & Chief Executive Officer of the Company since March 4, 2008; President & Chief Executive Officer of the Bank since 2002

James E. Turner, Jr. (75)	December 2001	Retired, President, General Dynamics, Inc. (defense industry contractor for shipbuilding and marine systems, defense systems, land and amphibious combat systems and munitions)

Clinton L. Varner (77)	July 2003	Owner, Clinton Varner Residential Appraisal Business (real estate appraisal firm)

Jack W. Webb, Jr. (61)	December 2001	President – 2003 to 2007, Vice President - 2008 Nansemond Insurance Agency, Inc. (insurance agent)

Clay K. White (49)	July 2003	Vice President, Starr Motors, Inc. (automobile dealership)

(1)	Refers to the date the director joined the Board of Directors of the Bank, prior to consummation of the reorganization pursuant to which the Company became the holding company for the Bank.

Information About Executive Officers

Information regarding Mr. Swanigan, President and Chief Executive Officer is presented in the table above. The table below shows the other current executive officers of the Company, their ages as of June 10, 2009, and their business experience during the past five years.

Robert E. Clary, CPA (59), has been the Chief Financial Officer of the Company since August 15, 2008 and the Chief Financial Officer of the Bank since February 2004.

James R. A. Stanley, Jr. (49), has been the Executive Vice President and Chief Credit Officer of the Company since August 15, 2008 and the Executive Vice President and Chief Credit Officer of the Bank since December 2002.

Keith B. Hawkins (52), has been the Executive Vice President and Commercial Loan Officer of the Company since August 15, 2008 and the Executive Vice President and Commercial Loan Officer of the Bank since January 2, 2008. Prior to joining the Bank, Mr. Hawkins served as Senior Risk Officer of RBC Centura (now RBC Bank) for Virginia and the Outer Banks from 2000 to December 2007. From 1993 to 2000, he served as Senior Loan Administration Officer of the Regional Corporate Group of Wachovia/Central Fidelity Bank.

Legal Proceedings and Family Relationships

The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer. The Board of Directors is not aware of any family relationship between any director or executive officer, except that Director James E. Turner, Jr., is the uncle of Director Jonie N. Mansfield. The Board does not consider this relationship to be material to an evaluation of either director’s ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock file reports of beneficial ownership on Forms 3, 4 and 5 with the SEC (prior to August 15, 2008, with the Board of Governors of the Federal Reserve System). Based on a review of Forms 3, 4, and 5 filed during 2008, the Company believes that, during the year ended December 31, 2008, all directors and executive officers have complied with the Section 16(a) reporting requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, executives, and employees. The Code of Ethics is available on the Bank’s website at www.suffolkfirstbanks.com under “Investor Relations/Governance Documents/Code of Business Conduct and Ethics.”

The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Business Conduct and Ethics with respect to certain officers by posting such disclosures on the Bank’s website at www.suffolkfirstbanks.com under “Investor Relations/Governance Documents/Code of Business Conduct and Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure.

Audit Committee

The members of the Board of Directors of the Company also constitute the members of the Board of Directors of the Bank. The Board of Directors of the Company conducts its business through meetings of the Company’s Board and through committees of the Bank’s Board. The Bank Board’s committees make recommendations to the Company’s Board regarding the audit, compensation and nominating functions.

The Bank has a separately designated standing Audit Committee established in accordance with the rules and regulations promulgated under the Exchange Act and the listing standards of the NASDAQ Stock Market. Current members of the Bank’s Audit Committee are Messrs. Felton, Webb, and Moore and Ms. Mansfield. The Board has determined that all of the members of the Audit Committee satisfy the independence and financial literacy requirements for audit committee members under the listing standards of the NASDAQ Stock Market and SEC regulations applicable to listed companies.

The Audit Committee assists the Board in its oversight duties with respect to financial reporting, internal controls and other matters relating to corporate governance. The Audit Committee reviews and approves various audit functions, including the year end audit performed by the Company’s independent registered public accounting firm. The Audit Committee met six times in 2008.

The Board believes that all of its Audit Committee members are financially literate and have a level of relevant financial sophistication necessary to serve on the Audit Committee. The Board has also determined that the Bank has an “audit committee financial expert”, as defined by the SEC’s rules and regulations, serving on the Audit Committee. Mr. Moore’s background as a Certified Public Accountant is considered by the Board as adequate experience for him to qualify as an audit committee financial expert as defined by SEC rules and regulations.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

The following table shows the total compensation for the years ended December 31, 2008 and 2007 paid to or earned by the Company’s Chief Executive Officer and the next two highly compensated executive officers (the “named executive officers”). All compensation was paid by the Bank, the Company’s wholly-owned subsidiary.

Summary Compensation Table for 2008

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)		Total ($)
Darrell G. Swanigan President & CEO	2008 2007	$ $	162,000 150,000	$	— 25,000	— —	— —	— —	— —	$ $	17,119 14,949	$ $	179,119 189,949

James R. A. Stanley, Jr. EVP & Chief Credit Officer	2008		$135,000		—	—	—	—	—		$13,564		$148,564
	2007		$108,000		$10,000	—	—	—	—		$13,186		$131,186

Keith B. Hawkins EVP & Commercial Loan Officer (2)	2008		$135,000		—	—	—	—	—		$14,242		$149,242

(1)	The amounts in this column for 2008 are detailed in the “All Other Compensation” table below.
(2)	Mr. Hawkins joined the Bank in January 2008.

All Other Compensation

Name	Perquisites and Other Personal Benefits		Tax Gross-Ups and Reimbursements	Dividends Paid on Stock Awards	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Company Contributions to 401(k) Plan	Company- paid Insurance Premiums	Total
Darrell G. Swanigan	$4,611	(1)	—	—	—	—	$5,589	$6,919	$17,119

James R. A. Stanley, Jr.	$3,788	(1)	—	—	—	—	$3,484	$6,292	$13,564

Keith B. Hawkins	$3,359	(1)	—	—	—	—	$4,505	$6,378	$14,242

(1)	The amounts in this column reflect the aggregate incremental cost to the Bank for the personal use of Bank-owned vehicles.

The Compensation/Governance/Nominating Committee (for purposes of this discussion, the “Committee”) of the Bank is responsible for recommending the level of compensation of each executive officer of the Company and the Bank to the Board. The Board has determined that all of the members of the Committee satisfy the independence requirements under the listing standards of the NASDAQ Stock Market. Salaries for all executive officers for a given year are determined at the first Board meeting in January of each year. While the Chief Executive Officer does not participate in any discussions or voting related to his salary, he does recommend salary levels for the Company’s and the Bank’s other executive officers. The Board makes the ultimate determination of the salaries for these individuals.

In making recommendations regarding officer salary levels, the Chief Executive Officer and the Committee review information related to salaries and benefits for financial institutions of similar size reported in the Virginia Bankers Association annual “Salary, Benefits and Director Compensation Survey.” In addition to considering the Chief Executive Officer’s recommendations, the overall performance of the Company and the Bank and the performance of an individual over the previous year are taken into account in determining the current year’s salary level.

Annual cash bonus awards are determined at the discretion of the Board at the end of each year, based on the Committee’s recommendations. The Committee’s recommendations are not made pursuant to a formal plan or formula, but are based on the Committee’s general evaluation of overall Company and Bank performance for the year as well as the individual’s performance during the year. The executive officers are not guaranteed to receive a bonus each year.

The following table includes certain information with respect to the value of all unexercised options held by the named executive officers at December 31, 2008. At December 31, 2008, none of the named executive officers held any unvested restricted stock or other stock awards.

Outstanding Equity Awards at 2008 Fiscal Year-End

Option Awards (1)
Name (2)	Number of Securities Underlying Unexercised Options (#) Exercisable (3)	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Darrell G. Swanigan	8,250 7,150	— —	— —	$ $	7.27 8.36	07/23/2013 11/17/2014

James R.A. Stanley, Jr.	4,125 4,950	— —	— —	$ $	7.27 8.36	07/23/2013 11/17/2014

Keith B. Hawkins	—	—	—		—	—

(1)	The figures in this table give effect to the 11-for-10 stock split effective on January 31, 2007.
(2)	No grants of stock options were made to Messrs. Swanigan, Stanley or Hawkins in 2008. Further, Messrs. Swanigan, Stanley and Hawkins did not exercise any stock options during 2008.
(3)	All option awards were vested immediately.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control

The Bank has an employment agreement dated June 21, 2002 with Mr. Swanigan. The agreement provides that Mr. Swanigan’s employment shall be for one year, plus two additional years thereafter if Mr. Swanigan’s performance meets certain standards. Unless the Board gives notice to terminate at least 180 days before the expiration of the term of the agreement, the agreement automatically extends for an additional one year from the expiration date.

Mr. Swanigan’s employment can be terminated at any time with or without cause provided the Bank furnishes 180 days’ notice. The agreement provides for certain minimum bonus levels in the first three years, but there are no guaranteed bonuses after the third year. Mr. Swanigan’s employment agreement includes a change of control provision. Upon a change of control of the Bank (as defined in the agreement), Mr. Swanigan, if he is then employed by the Bank, shall be entitled to a lump sum cash payment in an amount equal to the product of 2.9 times his total cash compensation (salary and bonus) paid to him by the Bank during the 12-month period ending on the last day of the month prior to the change of control.

The Bank has an employment agreement with Mr. Hawkins dated January 17, 2008. The agreement provides that Mr. Hawkins’ employment shall be for one year from the effective date of January 17, 2008 and shall automatically renew for successive additional one year terms unless the Board gives notice to terminate Mr. Hawkins at least 90 days before the expiration of the term of the agreement.

Mr. Hawkins’ employment can be terminated at any time with or without cause provided the Bank furnishes 90 days’ notice. The agreement provides that Mr. Hawkins is eligible to receive annual incentive bonuses if he meets certain performance standards.

Mr. Hawkins’ employment agreement includes a change of control provision. Upon a change of control of the Bank (as defined in the agreement), if Mr. Hawkins is terminated or not offered comparable employment by any successor to the Bank, the Bank shall pay to Mr. Hawkins a lump sum payment in the amount of 2.99 times Mr. Hawkins’ then annual base salary.

Retirement Benefits

Neither the Company nor the Bank has a pension or defined benefit retirement plan as of the date of this proxy statement.

DIRECTOR COMPENSATION

Director compensation is set by the Board. The Compensation/Governance/Nominating Committee recommends the level of Board fees to be paid to directors based on board compensation levels for financial institutions of similar size reported in the Virginia Bankers Association annual “Salary, Benefits and Director Compensation Survey.” Board compensation is set in December of each year and takes effect each January 1.

Employee directors do not receive compensation for their services on the Company or Bank Board of Directors. All non-employee directors were paid $500 a month during 2008,

except for the Chairman of the Board and the Chairman of the Audit Committee, who each received $700 per month. Non-employee directors are also eligible to receive stock options under the Company’s Stock Option Plan. Directors were not granted any stock options in 2008.

The following table provides compensation information for the year ended December 31, 2008 for each non-employee member of the Board of Directors.

Director Compensation Table for 2008

Name (1)	Fees Earned or Paid in Cash (2) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry L. Felton, Chairman of the Board	$8,400	—	—	—	—	—	$8,400

Peter C. Jackson	$6,000	—	—	—	—	—	$6,000

Jonie N. Mansfield	$6,000	—	—	—	—	—	$6,000

Robert M. Moore, Jr., CPA	$8,400	—	—	—	—	—	$8,400

James E. Turner, Jr.	$6,000	—	—	—	—	—	$6,000

Clinton L. Varner	$6,000	—	—	—	—	—	$6,000

Jack W. Webb, Jr.	$6,000	—	—	—	—	—	$6,000

Clay K. White	$6,000	—	—	—	—	—	$6,000

(1)	Darrell G. Swanigan, the Company’s President and Chief Executive Officer, is not included in this table. The compensation received by Mr. Swanigan as an executive officer of the Company and the Bank is shown in the Summary Compensation Table on page 5.
(2)	Includes compensation paid to directors as directors of the Bank up to August 15, 2008 and as directors of the Company on and after August 15, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2009, with respect to the shares of common stock beneficially owned by each director, by certain executive officers and by all directors and executive officers of the Company as a group. The Company knows of no person or persons who beneficially own more than 5% of the Company’s common stock. Unless otherwise noted below, the Company believes that each person named in the table has sole voting and sole investment power with respect to each of the shares reported as owned by such person.

Amount and Nature of Beneficial Ownership (1)

Name	Shares of Common Stock	Exercisable Options	Percent of Class (including exercisable options)
Larry L. Felton	32,901 (2)	9,020	1.83%

James E. Turner, Jr.	81,417 (3)	9,020	3.96%

Peter C. Jackson	101,235 (4)	9,020	4.82%

Darrell G. Swanigan	9,562(5)	15,400	1.09%

Jonie N. Mansfield	11,444 (6)	9,020	*

Robert M. Moore, Jr.	9,108 (7)	—	*

Clinton L. Varner	50,875 (8)	6,270	2.50%

Jack W. Webb, Jr.	18,943	9,020	1.22%

Clay K. White	46,483 (9)	6,270	2.31%

James R. A. Stanley, Jr.	1,596 (10)	9,075	*

Keith B. Hawkins	16,186	—	*

All directors and executive officers as a group (contains 12 individuals) (11)	383,352	86,350	19.89%

*	Represents less than 1% of total outstanding shares including exercisable options.
(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days. This includes shares which may be deemed beneficially owned by virtue of family relationships, joint ownership, voting power, or investment power.
(2)	Includes 9,488 shares held jointly with his spouse.
(3)	Includes 38,775 shares held jointly with his spouse.
(4)	Includes 61,875 shares held by Jackson Investments, LLC and 38,672 shares held by Jackson Family Investments, L.L.C., with respect to which Mr. Jackson shares investment and voting power.
(5)	Includes 3,438 shares held in an IRA by Mr. Swanigan’s wife and 55 shares held as custodian by Mr. Swanigan’s daughter, who lives in his home.
(6)	Includes 344 shares held jointly with her daughter.
(7)	Includes 8,558 shares held jointly with his spouse.

(8)	Includes 49,940 shares held jointly with his spouse.

(9)	Includes 45,548 shares held jointly with his spouse.

(10)	Includes 1,348 shares held jointly with his spouse and 248 shares held by Mr. Stanley’s stepson, who lives in his home.

(11)	All directors and executive officers as a group includes 12 individuals, and includes shares and exercisable options held by Robert E. Clary, Chief Financial Officer.

Voting Arrangement Regarding Change in Control

On May 12, 2009, the Company and Xenith Corporation (“Xenith”) entered into an Agreement of Merger (the “Merger Agreement”), which sets forth the terms and conditions upon which Xenith will merge with and into the Company (the “Merger”).

Concurrent with the Company’s and Xenith’s entry into the Merger Agreement, Xenith and each of the directors and executive officers of the Company listed in the beneficial ownership table above (other than Robert E. Clary), along with certain of their affiliates, entered into a voting agreement, dated May 12, 2009 (the “Voting Agreement”), pursuant to which, subject to certain exceptions, they each agreed to vote the shares of the Company’s common stock that he, she or it owns in favor of the Merger. In addition, pursuant to the Voting Agreement, each of these directors, executive officers and affiliates has granted a proxy giving Xenith the power to vote all shares of common stock held by them in connection with the Merger.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	94,493	$7.82	37,507
Equity compensation plans not approved by security holders	—	—	—
Total	94,493	$7.82	37,507

(1)	All shares relate to the First Bankshares, Inc. Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has affirmatively determined that a majority of the directors are independent in accordance with the NASDAQ Stock Market listing standards. In making this determination with respect to Mr. White, the Board considered that the Bank purchased an automobile in 2008 from Starr Motors, Inc., of which Mr. White is Vice President, but concluded that the relationship did not interfere with Mr. White’s ability to exercise independent judgment as a director of the Company. The independent directors are Messrs. Felton, Jackson, Moore, Turner, Varner, Webb, White and Ms. Mansfield.

Interest of Management in Certain Transactions

The Bank has, and expects to have in the future, ordinary lending relationships with certain of its directors and officers and persons with whom they are associated. In the opinion of management, all such loans and commitments for loans that have been made to these individuals were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with other persons. These loan transactions were made in the ordinary course of business, and do not involve more than a normal risk of collection or present other unfavorable features.

Both the Company’s and the Bank’s officers and directors and their related interests have various types of loan relationships with the Bank. At December 31, 2008 and 2007, the total of these related-party loans were $5,971,006 and $2,534,008. New loans to officers and directors in 2008 and 2007 totaled $4,319,746 and $1,392,728, respectively, and repayments in 2008 and 2007 amounted to $882,748 and $1,203,113, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2008 and 2007 amounted to $730,924 and $977,098, respectively.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the fees billed for professional audit services rendered by Witt Mares, PLC for the audit of the Company’s consolidated financial statements for the year ended December 31, 2008 and the Bank’s financial statements for the year ended December 31, 2007, and fees billed for other services rendered by Witt Mares, PLC during these periods.

Year Ended December 31,	2008	2007
Audit Fees (1)	$50,000	$43,600
Audit Related Fees (2)	6,041	3,650
Tax Fees (3)	3,500	2,600
All Other Fees (4)	—	2,625

Total	$59,541	$52,475

(1)	For 2008, includes amounts billed through December 31, 2008, and additional amounts estimated to be billed for the 2008 audit.
(2)

For 2008, includes review of registration statement on Form S-8, preparation of consent letter, special work related to Form 10-K and FASB 91 loan fees; for 2007, includes professional services for review of current and prior year federal income tax provision.

(3)	Tax fees consist of preparation of federal tax returns, state franchise fees and consultation concerning compliance issues.
(4)	For 2007, includes accounting services for capitalization of construction period interest and services related to a personnel matter.

All of the above services were pre-approved by the Audit Committee. The Audit Committee considers the provision of all of the above services to be compatible with maintaining the independence of the Company’s independent registered public accounting firm, Witt Mares, PLC.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent registered public accounting firm. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent registered public accounting firm in order to assure that the provisions of such services do not impair the independent registered public accounting firm’s independence. The Audit Committee has delegated interim pre-approval authority to Robert M. Moore, Jr., CPA, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed August 18, 2008)

3.1	Articles of Incorporation of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed August 18, 2008)

3.2	Bylaws of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed August 18, 2008)

10.1*	Director Compensation (incorporated herein by reference to Exhibit 10.1 to Form 10-K filed February 23, 2009)

10.2*	Base Salary for Named Executive Officers (incorporated herein by reference to Exhibit 10.2 to Form 10-K filed February 23, 2009)

10.3*	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-153118) filed August 21, 2008)

10.4*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 6.3 to Form 10-SB filed April 23, 2004)

10.5*	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 6.4 to Form 10-SB filed April 23, 2004)

10.6*	Employment Agreement of Darrell G. Swanigan, dated June 21, 2002 (incorporated herein by reference to Exhibit 6.1 to Form 10-SB filed April 23, 2004)

10.7*	Employment Agreement of Keith B. Hawkins, dated January 17, 2008 (incorporated herein by reference to Exhibit 99.4 to Form 8-K filed January 17, 2008)

10.9	Lease for Plaza Branch, 1000 N. Main Street, Suffolk, Virginia 23434, dated October 7, 2003 (incorporated herein by reference to Exhibit 6.7 to Form 10-SB filed April 23, 2004)

10.11	Loan Officer Incentive Bonus Plan Summary (incorporated herein by reference to Exhibit 99.6 to Form 8-K filed March 26, 2008)

23.1	Consent of Witt Mares, PLC

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	CEO/CFO Certification pursuant to 18 U.S.C. § 1350 (incorporated herein by reference to Exhibit 32 to Form 10-K filed February 23, 2009)

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKSHARES, INC.
(Registrant)

June 10, 2009	/s/ Darrell G. Swanigan
Date	Darrell G. Swanigan
President and Chief Executive Officer
(Principal Executive Officer)