Form 10-Q
period 2009-06-30
First Bankshares, Inc.
filed 2009-08-07
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

2,276,298 shares of Common Stock, par value $3.20 per share, were outstanding at August 1, 2009.

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

First Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$3,900,004	$4,541,961
Federal funds sold	1,448,000	651,000

Total cash and cash equivalents	5,348,004	5,192,961

Securities available for sale, at fair value	44,064,850	53,412,711
Loans, net	111,847,604	115,560,011
Bank premises and equipment, net	5,419,001	5,567,656
Other real estate owned	649,515	—
Accrued interest receivable	1,150,591	1,171,615
Other investments	2,222,100	2,483,500
Deferred tax asset	790,400	403,500
Other assets	548,246	366,269

Total assets	$172,040,311	$184,158,223

Liabilities and Stockholders’ Equity
Deposits
Demand	$20,050,623	$20,691,337
Savings	3,686,933	2,950,405
Time	105,972,600	106,642,895

Total deposits	129,710,156	130,284,637
Accrued interest payable	894,983	891,697
Federal funds purchased and borrowed funds	25,003,633	36,010,972
Other liabilities	570,580	261,071

Total liabilities	156,179,352	167,448,377

Stockholders’ equity
Common stock, $3.20 par value; 10,000,000 shares authorized; 2,276,298 issued and outstanding	7,284,154	7,284,154
Additional paid-in capital	8,938,444	8,938,444
Retained earnings	218,301	662,458
Accumulated other comprehensive loss, net	(579,940)	(175,210)

Total stockholders’ equity	15,860,959	16,709,846

Total liabilities and stockholders’ equity	$172,040,311	$184,158,223

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,
	2009	2008
Interest income
Interest and fees on loans	$1,647,202	$1,814,484
Interest on securities U.S. Treasury and U.S. Government agencies	617,230	568,672
Interest on federal funds sold	601	33,473

Total interest income	2,265,033	2,416,629

Interest expense
Interest on deposits	774,907	775,612
Interest on time certificates of $100,000 and over	223,001	446,120
Interest on federal funds purchased and borrowed funds	153,806	259,790

Total interest expense	1,151,714	1,481,522

Net interest income	1,113,319	935,107
Provision for loan losses	600,000	60,000

Net interest income after provision for loan losses	513,319	875,107

Noninterest income
Service charges on deposit accounts	72,388	69,434
Gain on sale of investments	14,750	—
Other	39,024	96,988

Total noninterest income	126,162	166,422

Noninterest expense
Salaries and employee benefits	538,456	539,630
Expenses of premises and equipment	121,851	133,038
Lease expense	18,912	16,701
Bank franchise tax	30,000	13,000
Advertising	4,886	10,639
Data processing	41,063	32,402
Office supplies	19,135	9,468
Professional fees	497,366	61,000
Telecommunications	8,110	9,942
Other operating expenses	448,717	99,264

Total noninterest expense	1,728,496	925,084

Income (loss) before income tax	(1,089,015)	116,445
Income tax (benefit) expense	(370,600)	37,700

Net income (loss)	(718,415)	78,745
Other comprehensive income (loss), net of income tax:
Net unrealized gains (losses) on securities available for sale	129,931	(688,784)

Comprehensive (loss)	$(588,484)	$(610,039)

Per share data:
Income (loss) per share, basic	$(0.32)	$0.03

Income (loss) per share, assuming dilution	$(0.32)	$0.03

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Interest income
Interest and fees on loans	$3,312,040	$3,679,481
Interest on securities U.S. Treasury and U.S. Government agencies	1,304,103	1,154,659
Interest on federal funds sold	1,512	36,573

Total interest income	4,617,655	4,870,713

Interest expense
Interest on deposits	1,571,702	1,659,453
Interest on time certificates of $100,000 and over	451,280	708,896
Interest on federal funds purchased and borrowed funds	300,969	539,784

Total interest expense	2,323,951	2,908,133

Net interest income	2,293,704	1,962,580
Provision for loan losses	640,000	119,700

Net interest income after provision for loan losses	1,653,704	1,842,880

Noninterest income
Service charges on deposit accounts	142,676	149,480
Gain on sale of investments	232,161	264,625
Other	65,959	172,421

Total noninterest income	440,796	586,526

Noninterest expense
Salaries and employee benefits	1,056,594	1,093,989
Expenses of premises and equipment	250,183	269,049
Lease expense	37,020	34,550
Bank franchise tax	64,000	41,100
Advertising	8,253	43,617
Data processing	93,635	81,066
Office supplies	37,052	32,246
Professional fees	624,551	103,684
Telecommunications	15,544	19,486
Other operating expenses	580,125	200,950

Total noninterest expense	2,766,957	1,919,737

Income (loss) before income tax	(672,457)	509,669
Income tax (benefit) expense	(228,300)	170,950

Net income (loss)	(444,157)	338,719
Other comprehensive (loss), net of income tax:
Net unrealized (losses) on securities available for sale	(404,730)	(915,082)

Comprehensive (loss)	$(848,887)	$(576,363)

Per share data:
Income (loss) per share, basic	$(0.20)	$0.15

Income (loss) per share, assuming dilution	$(0.20)	$0.15

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(444,157)	$338,719
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	164,942	174,046
Amortization, net	24,151	15,236
Gain on sale of available-for-sale securities	(232,161)	(265,573)
Provision for loan losses	640,000	119,700
Loans charged off	—	(2,950)
Change in operating assets and liabilities
Accrued interest receivable	21,024	(194,869)
Deferred tax assets	(178,479)	13,009
Other assets	(181,977)	(70,782)
Accrued interest payable	3,286	(22,884)
Other liabilities	309,509	(316,001)

Net cash provided (used) by operating activities	126,138	(212,349)

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	12,363,820	52,234,810
Purchase of available-for-sale securities	(3,475,000)	(47,191,380)
Purchase of Federal Reserve stock	—	(9,350)
Proceeds from the sale of FHLB stock	315,300	129,700
Net (increase) decrease in loans	2,422,892	(8,952,156)
Purchases of bank premises and equipment	(16,287)	(181,296)

Net cash provided (used) in investing activities	11,610,725	(3,969,672)

Cash flows from financing activities
Net increase in demand deposits and savings accounts	95,814	695,996
Net increase (decrease) in time deposits	(670,295)	9,186,491
Net (decrease) in federal funds purchased and borrowed funds	(11,007,339)	(6,319,992)

Net cash provided (used) by financing activities	(11,581,820)	3,562,495

Net increase (decrease) in cash and cash equivalents	155,043	(619,526)
Cash and cash equivalents
Beginning of period	5,192,961	3,468,110

End of period	$5,348,004	$2,848,584

Supplementary noncash flow information:
Transfer of loans to foreclosed assets	$649,515	$—

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2008	$7,284,154	$8,938,444	$417,320	$66,662	$16,706,580
Net income	—	—	338,719	—	338,719
Change in net unrealized gain (loss) on available-for-sale securities, net of deferred income tax benefit of $116,551	—	—	—	(915,082)	(915,082)

Balances at June 30, 2008	7,284,154	8,938,444	756,039	(848,420)	16,130,217
Net (loss)	—	—	(93,581)	—	(93,581)
Change in net unrealized gain (loss) on available-for-sale securities, net of deferred income tax expense of $346,837	—	—	—	673,210	673,210

Balances at December 31, 2008	7,284,154	8,938,444	662,458	(175,210)	16,709,846
Net (loss)	—	—	(444,157)	—	(444,157)
Change in net unrealized gain (loss) on available-for-sale securities, net of deferred income tax benefit of $208,496	—	—	—	(404,730)	(404,730)

Balances at June 30, 2009	$7,284,154	$8,938,444	$218,301	$(579,940)	$15,860,959

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim period reporting, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at June 30, 2009 and December 31, 2008, the results of operations for the three months and six months ended June 30, 2009 and 2008, and the statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

The results presented here are for First Bankshares, Inc. (“First Bankshares”) and its wholly-owned subsidiary, SuffolkFirst Bank (the “Bank”), on a consolidated basis. On February 23, 2008, we announced that the Bank’s Board of Directors had approved the formation of a bank holding company, First Bankshares, of which the Bank would become a wholly-owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of First Bankshares common stock in exchange for each of their shares of the Bank’s common stock. First Bankshares became the Bank’s parent holding company on August 15, 2008. Because First Bankshares has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, First Bankshares and the Bank are collectively referred to as “the Company” unless otherwise noted.

The organization and business of the Company, accounting policies followed, and other related information are contained in the notes to the financial statements of the Company as of and for the year ended December 31, 2008, filed as part of the Company’s 2008 annual report on Form 10-K. This quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K.

The Company’s critical accounting policy relates to the evaluation of the Allowance for Loan Losses, which is based on management’s opinion of an amount that is adequate to absorb potential loan loss in the Company’s existing portfolio. The Allowance for Loan Losses is established through a provision for loan loss based on available information, including the composition of the loan portfolio, historical loan loss (to the extent available), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company’s Allowance for Loan Losses could result in material changes in the Company’s financial condition and results of operations. The Company’s policies with respect to the methodology for determining the Allowance for Loan Losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2. Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Income per share

Income per share data has been determined under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” For the six months ended June 30, 2009 and 2008, basic earnings per share and diluted earnings per share have been computed based on the weighted average common shares outstanding of 2,276,298 and 2,276,298, respectively.

The only potential additional stock of the Company, as defined in SFAS 128, is stock options granted to various officers and employees of the Company. The following is a summary of the basic and diluted income per share calculation for the three and six months ended June 30, 2009 and 2008.

Income (Loss) Per Share

	Three months ended June 30, 2009	Three months ended June 30, 2008
Net Income (Loss)	$(718,415)	$78,745

Weighted average number of shares	2,276,298	2,276,298
Options effect of incremental shares	—	—

Weighted average diluted shares	2,276,298	2,276,298

Income (Loss) per share, basic	$(0.32)	$0.03

Income (Loss) per share, assuming diluted	$(0.32)	$0.03

	Six months ended June 30, 2009	Six months ended June 30, 2008
Net Income (Loss)	$(444,157)	$338,719

Weighted average number of shares	2,276,298	2,276,298
Options effect of incremental shares	—	—

Weighted average diluted shares	2,276,298	2,276,298

Income (Loss) per share, basic	$(0.20)	$0.15

Income (Loss) per share, assuming diluted	$(0.20)	$0.15

Note 4. Income Taxes

For the six months ended June 30, 2009 and 2008, the Company reported a net loss of $444,157 and net income of $338,719, respectively. We recorded a federal income tax benefit of $228,300 and federal income tax expense of $170,950 for the six months ended June 30, 2009 and 2008, respectively.

Note 5. Employee Stock Option Plan

The Company maintains an employee stock option plan that provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company’s shareholders. Through December 31, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. As of December 31, 2008, all outstanding stock options were fully vested. No stock options were granted or vested during the six months ended June 30, 2009 or 2008 and, accordingly, net income (loss) and earnings per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in SFAS No. 123(R), “Share-Based Payment”) and any stock-based employee compensation for future grants will be determined using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk-free interest rate, and expected life.

Note 6. Supplemental Cash Flows Information

The Company paid interest expense of $2,323,951 and $2,908,133 on deposits, federal funds purchased, and other borrowed funds for the six months ended June 30, 2009 and 2008, respectively. Federal income taxes of $211,147 were paid for the six months ended June 30, 2009, compared to federal income taxes of $163,500 paid for the six months ended June 30, 2008.

Note 7. Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of this standard had no impact on the Company in the first six months of 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products, and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed, and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral- dependent. A portion of the Allowance for Loan Losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the Allowance for Loan Losses to increase, such increases are reported as a component of the provision for loan losses. Loan losses are charged against the Allowance for Loan Losses when management believes the uncollectability of a loan is confirmed. At June 30, 2009, the Company had $3,636,220 of impaired loans, or 3.19% of total loans, compared to $965,908 in impaired loans, or 0.85% of total loans, at June 30, 2008. It is the opinion of management that the Allowance for Loan Losses is adequate to absorb any loss related to these loans. The valuation of these impaired loans would be considered Level 3.

Other Real Estate Owned

Other real estate owned is measured at the asset’s fair value less costs for disposal. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals. At June 30, 2009, the Company had $649,515 in other real estate owned, or 0.38% of total assets, compared to no other real estate owned at June 30, 2008.

Note 8. Proposed Merger

On May 12, 2009, First Bankshares announced its intention to merge with Xenith Corporation (“Xenith”) of Richmond, Virginia. Subject to regulatory and shareholder approval, the merger is expected to occur in the third quarter of 2009. Following the merger, the combined organizations will operate as a one-bank holding company under the name Xenith Bankshares, Inc. Under the terms of the merger agreement, shareholders of First Bankshares may elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share, subject to proration in the event the aggregate cash elections exceed 25% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the merger. Shareholders of Xenith will receive approximately 0.9127 shares of First Bankshares common stock for each share of Xenith common stock owned at the time of the merger, with the exact exchange ratio determined immediately prior to the effective time of the merger based on the book value per share of Xenith common stock at such time divided by $9.23.

Note 9. Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to amend SFAS No. 141 (revised 2007), “Business Combinations.” SFAS 141(R)-1 addresses the initial recognition, measurement, and subsequent accounting for assets and liabilities arising from contingencies in a business combination and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. SFAS 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets and liabilities be developed depending on their nature. SFAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it establishes that the Company must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 became effective for the Company’s financial statements for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 is effective for the Company’s financial statements for periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included elsewhere in this document. This discussion is intended to assist in understanding our financial condition and results of operations. The data presented for the six months ended June 30, 2009 and 2008 are derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting only of normal reoccurring accruals, necessary to present fairly the data for such periods.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The following discussion is qualified in its entirety by the information and the unaudited consolidated financial statements and accompanying notes appearing elsewhere in this quarterly report. In addition to the historical information contained herein, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of management, are generally identifiable by use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to: the impact of the proposed merger on our business; changes in interest rates; decreases in collateral values; changes in general economic conditions, including continued deterioration of general business and economic conditions and the financial markets; deterioration in the value of securities held in our investment securities portfolio; changes in the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”); changes in Federal Deposit Insurance Corporation premiums and/or assessments; change in the quality or composition of the loan and/or investment portfolios; the adequacy of our Allowance for Loan Losses; change in demand for loan products; changes in deposit flows; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should place undue reliance on such statements, because the assumptions, beliefs, expectations and projections about future events on which they are based may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

We have experienced increases in nonperforming assets during the current economic climate. A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. The dramatic decline in the U.S. housing market and increasing weakness in commercial real estate has resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or the actions taken by the U.S. Treasury thereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

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

For the three months ended June 30, 2009, our net loss was $718,415, compared to net income of $78,745 for the three months ended June 30, 2008. Our operating results declined for the three months ended June 30, 2009, due in part to an increase in legal and consulting fees from $30,270 to $627,947 for the three months ended June 30, 2008 and 2009, respectively, related to the proposed merger between First Bankshares and Xenith, as well as a Federal Deposit Insurance Corporation (“FDIC”) assessment of $78,000 that was expensed for the three-month period ended June 30, 2009. In addition, provision expense to the Allowance for Loan Losses increased from $60,000 to $600,000 for the three months ended June 30, 2008 and 2009, respectively.

For the six months ended June 30, 2009, our net loss was $444,157, compared to net income of $338,719 for the six months ended June 30, 2008. Our operating results declined for the six months ended June 30, 2009, due in part to an increase in legal and consulting fees from $54,213 to $720,390 for the six months ended June 30, 2008 and 2009, respectively, related to the proposed merger between First Bankshares and Xenith, as well as an FDIC assessment of $78,000 that was expensed in the second quarter of 2009. In addition, provision expense to the Allowance for Loan Losses increased from $119,700 to $640,000 for the six months ended June 30, 2008 and 2009, respectively.

Net Income (Loss) and Per Share Income (Loss)

For the six months ended June 30, 2009 and 2008

	June 30, 2009	June 30, 2008
Net Income (Loss)	$(444,157)	$338,719
Per Share Income (Loss), basic and diluted	$(0.20)	$0.15

Net Interest Income

Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. A decline in the average yield on loans from 6.70% for the six months ended June 30, 2008 to 5.75% for the six months ended June 30, 2009 has been the primary contributor to our decrease in interest income. Our decrease in interest expense for the same period is due primarily to a decrease in the cost of funds, from 4.68% to 3.71% on time deposits and from 3.43% to 2.14% on federal funds purchased and other borrowed funds. The changes in interest-earning assets and interest-bearing liabilities resulted in a decrease of our interest expense that was greater than the decrease of our interest income, which accounts for the increase in net interest income for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net interest income increased from $935,107 for the three months ended June 30, 2008 to $1,113,319 for the three months ended June 30, 2009. This increase can be attributed primarily to a decrease in the cost of funds, from 4.51% to 3.69% on time deposits and from 4.05% to 3.24% on federal funds purchased and other borrowed funds. The changes in interest-earning assets and interest-bearing liabilities resulted in a decrease of our interest expense that was greater than the decrease of our interest income, which accounts for the increase in net interest income for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Our management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by our board of directors. The “net interest margin” is a common statistic related to changes in interest income. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income after the provision for loan losses for the six months ended June 30, 2009 was $1,653,704, compared to $1,842,880 for the six months ended June 30, 2008. This decrease is due to lower average yields on both our securities and loan portfolios as well as an increase in provision for loan losses expense as noted on page 15.

The net interest margin for the year ended December 31, 2008 and for the six months ended June 30, 2009 was 2.84% and 2.74%, respectively. The decline in net interest margin can be primarily attributed to the Company’s asset-sensitive position in a declining interest rate environment where rates on a portion of our loan portfolio adjusted faster than rates on time deposits and specific borrowed funds.

The following table, “Average Balances, Interest Income/Expense and Average Yield/Rates,” provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the periods indicated. The average balances used in this table and other statistical data were calculated using daily average balances.

Average Balances, Interest Income/Expense, and Average Yield/Rates

(Dollars in Thousands)

	For the six months ended June 30, 2009			Interest Income/ Expense Difference	For the six months ended June 30, 2008			For the year ended December 31, 2008
	Average Balances [1]	Interest Income/ Expense	Average Yield/ Rates		Average Balances [1]	Interest Income/ Expense	Average Yield/ Rates	Average Balances [1]	Interest Income/ Expense	Average Yield/ Rates
ASSETS:
Interest-earning assets:
Federal funds sold	$1,510	$2	0.26%	$(35)	$5,887	$37	1.26%	$4,745	$60	1.26%
Investment securities	51,067	1,311	5.13%	$52	45,604	1,259	5.52%	46,402	2,825	6.09%
Loans	115,190	3,312	5.75%	$(366)	109,788	3,678	6.70%	113,433	7,348	6.48%

Total interest-earning assets	167,767	4,625	5.51%	$(349)	161,279	4,974	6.17%	164,580	10,233	6.22%
Noninterest-earning assets:
Cash and due from banks	3,336				3,304			2,996
Premises and equipment	5,505				5,798			5,728
Other assets	2,438				1,684			1,990
Allowance for loan losses	(1,665)				(984)			(1,050)

Total noninterest-earning assets	9,614				9,802			9,664
Total Assets	$177,381				$171,081			$174,244

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,852	$13	0.38%	$(23)	$5,988	36	1.20%	$6,246	$73	1.17%
Savings deposits	3,318	17	1.03%	$2	2,410	15	1.24%	2,621	31	1.18%
Time deposits	107,513	1,993	3.71%	$(325)	98,980	2,318	4.68%	103,669	4,551	4.39%
Federal funds purchased and borrowed funds	28,192	301	2.14%	$(239)	31,472	540	3.43%	30,075	903	3.00%

Total interest-bearing liabilities	145,875	2,324	3.19%	$(585)	138,850	2,909	4.19%	142,611	5,558	3.90%
Noninterest-bearing liabilities:
Noninterest demand deposits	13,515				14,377			14,212
Other liabilities	1,340				1,353			1,284
Stockholders’ Equity	16,651				16,501			16,137
Total Liabilities and Stockholders’ Equity	$177,381				$171,081			$174,244

Interest Rate Spread[2]			2.32%				1.98%			2.32%
Net Interest Income[3]		$2,301				$2,065			$4,675

Net Interest Margin[4]			2.74%				2.56%			2.84%

[1]	Average balances are computed on a daily basis.

[2]	Interest rate spread is the average yield earned on interest-earning assets, less the average rate incurred on interest-bearing liabilities.

[3]	Net interest income is interest income on average interest-earning assets, less interest expense on average interest-bearing liabilities.

[4]	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income decreased from $166,422 for the three months ended June 30, 2008 to $126,162 for the three months ended June 30, 2009. The decrease in noninterest income was due primarily to reduced dividends of $62,876 on Federal Home Loan Bank and Federal Reserve Bank stock and was partially offset by a gain on the sale of investments of $14,750 during the second quarter of 2009.

Noninterest income decreased from $586,526 for the six months ended June 30, 2008 to $440,796 for the six months ended June 30, 2009. The decrease in noninterest income was due primarily to a reduced gain on the sale of investments, from $264,625 to $232,161 for the six months ended June 30, 2008 and 2009, respectively; a decrease of $6,804 related to service charges on deposit accounts; and reduced dividends of $90,636 on Federal Home Loan Bank and Federal Reserve Bank stock.

Noninterest Expense

Noninterest expense increased from $925,084 for the three months ended June 30, 2008 to $1,728,496 for the three months ended June 30, 2009, primarily due to an increase in merger-related expenses of $603,202 and an increase in FDIC assessments of $95,395.

Salaries and employee benefits for the six months ended June 30, 2009 decreased by $37,395 compared to the six months ended June 30, 2008 due to the outsourcing of the Company’s IT function; however, overall noninterest expense increased from $1,919,737 for the six months ended June 30, 2008 to $2,766,957 for the six months ended June 30, 2009, primarily due to an increase in merger-related expenses.

Income Taxes

For the three months ended June 30, 2009 and 2008, the Company reported a net loss of $718,415 and net income of $78,745, respectively. We recorded a federal income tax benefit of $370,600 and federal income tax expense of $37,700 for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, the Company reported a net loss of $444,157 and net income of $338,719, respectively. We recorded a federal income tax benefit of $228,300 and federal income tax expense of $170,950 for the six months ended June 30, 2009 and 2008, respectively.

Financial Condition

Securities

Our entire investment portfolio was held as available for sale at June 30, 2009, and fair value totaled $44,064,850.

The following table presents information as of June 30, 2009:

Fair Value of Available-for-Sale Securities

As of June 30, 2009

	Book Value	Fair Value	Weighted Average Life		Weighted Average Yield
U.S. Government Agencies	$23,658,098	$22,978,768	13.55 years		5.20%
Mortgage-backed Securities
- Variable Rate	8,213,835	8,367,937	7.02 years		4.21%
- Fixed Rate	6,018,186	6,253,700	2.22 years		5.37%
Municipals
- Tax Exempt	521,777	527,185	1.42 years		3.94%
- Taxable	2,000,000	2,142,260	8.58 years		6.32%
Other Securities	4,531,911	3,795,000	17.66 years	[1]	7.45%

TOTAL PORTFOLIO	$44,943,807	$44,064,850	10.88 years		5.30%

[1]	The weighted average life calculations are based on the current level of prepayments as of June 30, 2009.

The following table presents information as of December 31, 2008:

Fair Value of Available-for-Sale Securities

As of December 31, 2008

	Book Value	Fair Value	Weighted Average Life		Weighted Average Yield
U.S. Government Agencies	$23,658,025	$23,960,625	1.49 years		5.20%
Mortgage-backed Securities
- Variable Rate	9,153,315	8,993,426	7.08 years		4.48%
- Fixed Rate	15,801,604	16,284,963	5.62 years		5.48%
Municipals
- Tax Exempt	525,933	520,735	1.92 years		3.93%
Other Securities	4,539,565	3,652,962	18.16 years	[1]	7.40%

TOTAL PORTFOLIO	$53,678,442	$53,412,711	5.04 years		5.33%

[1]	The weighted average life calculations are based on the current level of prepayments as of December 31, 2008.

The following table presents scheduled maturities of available-for-sale securities as of June 30, 2009. Available-for-sale securities are stated at estimated fair value.

Scheduled Maturities of Available-for-Sale Securities

Estimated Fair Value

As of June 30, 2009

	0 - 5 Years	5 - 10 Years	After 10 Years	Total
U.S. Government Agencies	$—	$—	$22,978,768	$22,978,768
Mortgage-backed Securities
- Variable Rate	—	—	8,367,937	8,367,937
- Fixed Rate	—	—	6,253,700	6,253,700
Municipals
- Tax Exempt	—	—	527,185	527,185
- Taxable	—	—	2,142,260	2,142,260
Other Securities	—	—	3,795,000	3,795,000

TOTAL PORTFOLIO	$—	$—	$44,064,850	$44,064,850

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

The unrealized loss positions at June 30, 2009 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. At June 30, 2009, the Bank held one preferred security with a book value of $2,267,302 that was rated below investment grade; all other securities are investment grade. Investments with unrealized loss positions of less than 12 months duration at June 30, 2009 totaled $21,410,883 and included one federal agency mortgage-backed security. Securities with losses of one year or greater duration totaled $4,109,072 and included four federal agency mortgage-backed securities. No impairment has been recognized on any securities in a loss position because of management’s belief that the loss positions are temporary due to current market conditions and because of our intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Loan Portfolio

Our primary source of income is our lending activities. At June 30, 2009 and December 31, 2008, loans net of the Allowance for Loan Losses totaled $111.8 million and $115.6 million, respectively, and represented a loan-to-deposit ratio of 86.23% and 89.99%, respectively.

We offer three major types of loans: residential real estate, commercial, and installment and other loans to customers throughout our market area. We also originate and purchase loans outside of our primary market area. The Company has purchased loans from other banks (participation loans) that include hotel and commercial and residential real estate development loans. Hotel loans are identified as a concentration of credit as it relates to the percentage of total outstanding loans. Hotel loans on June 30, 2009 represented $11.8 million, or 10.32% of total loans, while commercial and residential real estate development loans represented $5.0 million, or 4.39% of total loans, on June 30, 2009. An additional concentration includes unimproved land loans that represented $4.0 million, or 3.50% of total loans, comprised primarily of commercial land loans in the amount of $2.2 million, or 1.89% of total loans, and residential 1-4 family mortgages in the amount of $1.2 million, or 1.05% of total loans, on June 30, 2009. Management and the board of directors monitor these concentrations periodically.

In the normal course of its business, the Bank purchased various participation loans made by Silverton Bank National Association, referred to herein as Silverton, and its subsidiary, Specialty Finance Group, LLC, referred to herein as SFG. Collectively, these participation loans totaled approximately $20.9 million, or 18.3% of the total loan portfolio, as of June 30, 2009. On May 1, 2009, Silverton was closed by the Comptroller of the Currency and the FDIC was appointed as its receiver, charged with the duty of winding up the affairs of Silverton. On May 5, 2009, the Bank was informally advised that SFG remains open for business and intends to continue to administer participation agreements in accordance with past practices. The Bank’s three participation loans with Silverton totaled approximately $5.5 million, or 4.8% of the total loan portfolio, as of June 30, 2009. The Bank’s ten participation loans with SFG totaled approximately $15.4 million, or 13.5% of the total loan portfolio, as of June 30, 2009. Management continues to monitor these participation loans closely and is in communication with the FDIC and the other institutions participating in the loans with respect to the status of Silverton and SFG. There can be no assurance that the failure of Silverton will not have an adverse effect on these participation loans, which, in turn, could potentially lead to increased provisions for loan losses and otherwise adversely affect the operating results and financial condition of the Company and the Bank.

The following table summarizes the loan receivable portfolio by type at the dates indicated:

Loan Receivable Portfolio

As of June 30, 2009 and December 31, 2008

	June 30, 2009			December 31, 2008
	Amount		Percent	Amount		Percent
Commercial - real estate	$67,556,061		60.40%	$70,342,337		60.87%
Commercial - other	16,483,170	[1]	14.74%	16,732,138	[2]	14.48%
Real estate - residential land	1,617,697		1.45%	1,732,627		1.50%
Real estate - residential construction	2,143,170		1.92%	948,190		0.82%
Real estate - mortgage, 1-4 family	23,985,973		21.45%	25,052,986		21.68%
Installment loans to individuals	2,251,706		2.01%	2,439,016		2.11%

Total Loans	114,037,777		101.96%	117,247,294		101.46%
Less: Allowance for Loan Losses	(2,190,173)		-(1.96%)	(1,687,283)		-(1.46%)

Net Loans	$111,847,604		100.00%	$115,560,011		100.00%

[1]	As of June 30, 2009, 46% of commercial real estate loans were secured by business locations, 29% were secured by rental property, 10% were secured by churches, 1% were secured by farms, and 14% were secured by other real estate.

[2]	As of December 31, 2008, 71% of commercial real estate loans were secured by business locations, 14% were secured by rental property, 9% were secured by churches, 1% were secured by farms, and 5% were secured by other real estate.

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

Real estate residential construction loans generally consist of financing the construction of 1-4 family dwellings. As of June 30, 2009, real estate residential construction loans totaled $2.1 million.

Loans secured by real estate comprised 83.57% of our loan portfolio at June 30, 2009 and 83.67% at December 31, 2008. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Allowance for Loan Losses

The Allowance for Loan Losses is increased by direct charges to the provision for loan loss expense. Losses on loans are charged against the allowance in the period in which management has determined loans have become uncollectible. It is our policy to record recoveries of previously charged-off loans as a credit to the allowance. We experienced $138,232 in charge-offs and $1,122 in recoveries for the six months ended June 30, 2009. We experienced $89,692 in charge-offs and $6,499 in recoveries for the year ended December 31, 2008. The following table, “Analysis of the Allowance for Loan Losses,” summarizes the Company’s loan loss experience by loan category for the periods presented. At June 30, 2009, management recognized loans that were impaired in principal and interest and is of the opinion that the Allowance for Loan Losses is adequate to absorb any loss related to these loans. At June 30, 2009, the Company had $2.7 million of nonperforming loans which relate to a limited number of small credit relationships. Management’s policy is to evaluate loan loss history compared to the actual loan loss reserve quarterly to ensure the Allowance for Loan Losses is adequate. Based on this quarterly evaluation, the Company charged $600,000 to the provision for loan losses for the three months ended June 30, 2009, as compared to a charge of $60,000 for the same period of 2008.

As discussed above under the caption “Loan Portfolio,” in the normal course of business the Bank purchased various participation loans from Silverton and its subsidiary, SFG. Based on management’s analysis of the possible loan loss related to these specific loans, in the second quarter of 2009, the Company made a charge of $548,000 to the provision for loan losses with respect to these participation loans, which charge represents 91.3% of the total provision for loan losses expense for the quarter ended June 30, 2009. Reserves related to these participation loans represented 25.9% of the total Allowance for Loan Losses of approximately $2.2 million as of June 30, 2009.

During the period ending June 30, 2009, nonperforming loans increased from $676,566 as of December 31, 2008, to $2.7 million. During the same time period, the single loan representing the total as of December 31, 2008, was moved out of criticized assets. This re-classification, supported by a recent appraisal, allowed the re-allocation of $101,485 in the allowance for loan losses against current loans considered by management to be impaired. In addition, several loans which were previously viewed as impaired had material curtailments which enabled an additional $410,609 of the December 31, 2008 reserve to also be re-allocated to the current allowance. The re-classification of these resources had the effect of providing an additional $512,074 in the allowance for loan losses as of June 30, 2009. After reviewing the specific allocations relating to both nonperforming assets and criticized assets, management considers the current allowance total of $2,190,173, or 1.92% of total loans, to be adequate. These reviews included all available cash flow information as well as recent valuations on the assets supporting the credit exposures.

In reviewing the adequacy of the Allowance for Loan Losses at June 30, 2009, management considers multiple criteria. Criteria used to evaluate the adequacy of the Allowance for Loan Losses include the evaluation of current economic conditions affecting the borrowers’ ability to repay; the volume of loans; the trends in delinquent, nonaccruing, and potential problem loans; and the quality of collateral securing nonperforming and problem loans. Therefore, management considers the loan loss reserve adequate to cover its estimate of possible future losses inherent in the loan portfolio. Management presently uses a loan risk grading system to determine the overall risk and quality of the loan portfolio as well as other off-balance sheet credit risk evaluations, such as loan commitments and standby letters of credit. The calculation provides for management’s assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the Allowance for Loan Losses as part of their examination of the Company and may require adjustments to the allowance based on information available to them at the time of the examination.

The following table summarizes the Company’s loan loss experience for the periods indicated:

Analysis of the Allowance for Loan Losses

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance at the beginning of period	$1,687,283	$941,820

Charge-offs:
Commercial - real estate	133,267	—
Commercial - other	—	79,032
Real estate - residential land	—	—
Real estate - residential construction	—	—
Real estate - mortgage, 1-4 family	—	—
Installment loans to individuals	4,965	10,660

Total charge-offs	138,232	89,692

Recoveries:
Commercial - real estate	—	—
Commercial - other	—	6,311
Real estate - residential land	—	—
Real estate - residential construction	—	—
Real estate - mortgage, 1-4 family	—	—
Installment loans to individuals	1,122	188

Total recoveries	1,122	6,499

Net charge-offs	137,110	83,193

Additions to the Allowance for Loan Losses	640,000	828,656

Balance at end of period	$2,190,173	$1,687,283

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.07%

The following table shows the allocation of the Company’s Allowance for Loan Losses as of June 30, 2009 and the ratio of related outstanding loan balances to total loans:

Allocation of the Allowance for Loan Losses

	June 30, 2009
	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial - real estate	$1,597,069	72.92%
Commercial - other	224,049	10.23%
Real estate - residential land	24,265	1.11%
Real estate - residential construction	6,966	0.32%
Real estate - mortgage, 1-4 family	273,747	12.50%
Installment loans to individuals	24,557	1.12%
Unallocated	39,520	1.80%

Total allowance	$2,190,173	100.00%

Nonperforming Loans

It is the Company’s policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest.

As of June 30, 2009, management recognized $2.7 million in nonperforming loans, which represents 2.34% of total outstanding loans. As of December 31, 2008, management recognized $676,566 in total nonperforming loans, which represented 0.58% of total outstanding loans. The increase in nonperforming loans from December 31, 2008 can be attributed primarily to three secured transactions which may possibly result in foreclosure. Management is currently negotiating with a potential buyer for the largest of the assets and considers these loans to be reasonably protected by assets and allocation in the Allowance for Loan Losses so as not to present a material event to the loan portfolio. Nonperforming loans included $24 thousand in nonaccrual interest as of June 30, 2009 and $49 thousand in nonaccrual interest as of December 31, 2008.

Management believes the Allowance for Loan Losses is adequate to cover any loss in these loans if liquidation of the collateral is necessary.

Potential Problem Loans

Our loan policy requires management to identify and maintain a list of potential problem loans, including problem loans that are in nonaccrual status and loans that are past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information related to possible credit problems of borrowers that cause serious doubts as to the ability of such borrowers to comply with the current loan repayment terms.

As of June 30, 2009 and December 31, 2008, the potential problem list included $10,475,563 and $5,949,085 in loans, respectively. This represents a $4,526,478, or 76%, increase in the Company’s potential problem loans since December 31, 2008. Problem loans increased due to the fact that two loans with Silverton were added as a result of Silverton entering receivership. Due to the uncertainty of Silverton’s future, these loans were added as a precaution. The balances of these loans represent approximately two-thirds of the increase in problem loans. It is not currently expected that any other loans with Silverton will become problematic.

Other Real Estate Owned

The Company had other real estate owned (“OREO”) of $649,515, or 0.38% of total assets, at June 30, 2009, compared to no other real estate owned at December 31, 2008. Based on management’s assessment, we do not anticipate a material change in the value of these real estate assets. The estimated fair value of the OREO was determined by an appraiser prior to acquisition, and future carrying values will be determined by an annual appraisal of the market value of the OREO.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Deposits at June 30, 2009 totaled $129.7 million, compared to $130.3 million at December 31, 2008, a decrease of $574,481, or 0.44%

Capital Adequacy

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Company’s capital management strategies have been developed to maintain its “well-capitalized” position. Total stockholders’ equity at June 30, 2009 of $15.9 million includes unrealized losses, net of tax, of $579,940 on securities held as available for sale. The Company is considered by our board of directors, management, and regulators to be well-capitalized.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of June 30, 2009, the Company met all minimum capital adequacy requirements and is categorized as “well-capitalized.” There are no conditions or events that management believes have changed our category.

The Company is considered to be well-capitalized under the regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the following table. The Company exceeded each of the required minimum ratios to be considered well-capitalized at June 30, 2009.

The following tables show capital ratios and the minimum capital ratios required by our regulators:

Risk-based Capital Analysis

As of June 30, 2009

(Dollars in Thousands)

Tier 1 capital:
Common stock	$7,284
Additional paid-in capital	8,938
Retained earnings and comprehensive loss	(361)

Subtotal	15,861
Net unrealized loss on securities	580

Total Tier 1 capital	$16,441

Tier 2 capital:
Allowance for loan losses	$1,484	[1]

Total risk-based capital	$17,925

Average total assets	$173,832

Risk-weighted assets	$117,982

[1]	Allowance for loan losses includible in Tier 2 capital cannot exceed 1.25% of gross risk-weighted assets.

Risk-based Capital Ratios

As of June 30, 2009

	Ratio at June 30, 2009	Regulatory Minimum	Well Capitalized
Capital ratios:
Tier 1 leverage ratio	9.46%	4.00%	> 6.00%
Tier 1 risk-based capital ratio	13.94%	8.00%	> 10.00%
Total risk-based capital ratio	15.19%	4.00%	> 5.00%

Liquidity

Liquidity is defined as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict time cycles and the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company’s overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities maintained in our available-for-sale portfolio. In addition, we have substantial lines of credit from our correspondent banks ($5 million), along with an arrangement to borrow from the Federal Home Loan Bank up to thirty percent (30%) of total assets and from the Federal Reserve under certain conditions. These credit lines are available through our correspondent banks for short-term liquidity needs and are subject to prevailing interest rates. In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which may arise, within realistic limitations.

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

Management strives to control the exposure to interest rate volatility and operates under policies and guidelines established by our board of directors which sets the level of acceptable risk by understanding, reviewing, and making decisions based on risk position. In addition, pricing, promotion, and product development activities are assessed in an effort to emphasize the loan and deposit term or re-pricing characteristics that best meet current interest risk objectives. We use a variety of analytical systems and balance sheet tools to manage interest rate risk.

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

The following table on page 26, “Gap Report,” indicates that, on a cumulative basis through twelve months, the Company reflects rate-sensitive assets exceeding rate-sensitive liabilities, resulting in an asset-sensitive position at June 30, 2009 of $145 thousand. This net asset-sensitive position was a result of $86.4 million in rate-sensitive assets being available for re-pricing during the next 12 months and $86.3 million in rate-sensitive liabilities available for re-pricing during the next 12 months, which reflects a cumulative positive gap of $145 thousand. Our current gap position is considered by management to be favorable in a flat to increasing interest rate environment. A negative interest sensitivity gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “horizon.” The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Amounts of fixed-rate loans are reflected at the earlier of their contractual maturity date or their contractual re-pricing date. Time deposits are reflected at the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual re-pricing interval due to the immediately available nature of these funds. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty (30) day or shorter period.

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

First Bankshares, Inc. and Subsidiary

Gap Report

For the Month ending June 30, 2009

(in thousands)

	1-30 DAYS Volume	31-180 DAYS Volume	181-360 DAYS Volume	1-2 YEARS Volume	2-3 YEARS Volume	3-5 YEARS Volume	5-10 YEARS Volume	OVER 10 YEARS Volume	TOTAL Volume
ASSETS:
U.S. Agency - A.F.S.	5,660	—	1,998	—	—	—	11,000	5,000	23,658
FN/FH fix mortgage backed-A.F.S.	209	3,345	742	1,177	863	1,098	1,014	256	8,704
GN 1yr CMT ARM-H.T.M.	297	26	230	—	—	—	—	—	553
FN/FH 1yr CMT ARM-A.F.S.	151	503	734	524	235	835	—	—	2,982
FN/FH other CMT ARM-A.F.S.	16	228	233	68	53	208	—	—	806
FN/FH Libor ARM-A.F.S.	229	51	55	93	73	258	—	—	759
FN/FH libor CMO-A.F.S.	9	45	48	80	63	223	—	—	468
Corporate bonds-A.F.S.	—	—	—	—	—	—	—	4,552	4,552
Taxable Muni bonds - A.F.S.	—	—	—	—	—	—	2,000	—	2,000
Tax free Muni bonds GO/A.F.S.	—	—	—	512	—	—	—	—	512
FHLB Stock	1,298	—	—	—	—	—	—	—	1,298
Commercial loans fixed	2,676	9,024	8,761	12,098	9,242	10,322	1,096	94	53,313
Commercial loans variable	32,248	839	—	—	—	—	—	—	33,087
Real estate loans fixed rate	352	1,721	1,101	3,626	1,513	1,940	5,067	101	15,421
Real estate loans variable rate	1,997	—	—	—	—	—	—	—	1,997
Consumer loans variable rate	12,162	—	—	—	—	—	—	—	12,162
Loan balancing	(1,943)	—	—	—	—	—	—	—	(1,943)
Fed funds sold	1,448	—	—	—	—	—	—	—	1,448
Noninterest-bearing assets	—	—	—	—	—	—	—	—	10,516

TOTAL ASSETS	56,809	15,782	13,902	18,178	12,042	14,884	20,177	10,003	172,293
LIABLIITIES:
N.O.W. & Savings	3,380	—	—	—	—	—	—	—	3,380
MMDA	3,465	—	—	—	—	—	—	—	3,465
Passbook savings	3,687	—	—	—	—	—	—	—	3,687
Time deposits <100K	2,394	35,526	11,820	7,366	4,515	2,172	76	—	63,869
Time deposits >100K	677	16,264	9,094	8,972	6,598	458	—	—	42,063
CD balancing account	41	—	—	—	—	—	—	—	41
Borrowings	—	—	—	5,000	20,000	—	—	—	25,000
Noninterest-bearing liab & capital	—	—	—	—	—	—	—	—	30,788

TOTAL LIABILITIES & CAPITAL	13,644	51,790	20,914	21,338	31,113	2,630	76	—	172,293
DISCRETE:
GAP	43,165	(36,008)	(7,012)	(3,160)	(19,071)	12,254	20,101	10,003	0
CUMULATIVE:
GAP	43,165	7,157	145	(3,015)	(22,086)	(9,832)	10,269	20,272

Off-Balance Sheet Arrangements

In our normal course of business, we may have outstanding commitments for the extension of credit that are not reflected in the financial statements. These commitments represent no more than the normal lending risk that we commit to our borrowers. If these commitments are drawn, we may obtain collateral if it is deemed necessary based on management’s credit evaluation of the borrower. As of June 30, 2009, we had outstanding commitments to extend credit of $16.1 million and letters of credit of $41 thousand. Management believes these commitments can be funded, if required, through normal operations and has received commitment fees related to these lending activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.	Controls and Procedures

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information required to be set forth in the Company’s periodic reports.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by our liability insurance.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Index:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed August 18, 2008)

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2009)

3.1	Articles of Incorporation of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed August 18, 2008)

3.2	Bylaws of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed August 18, 2008)

10.4	Form of Director Stock Option Agreement

10.5	Form of Employee Stock Option Agreement

10.6	Employment Agreement, dated June 21, 2002, by and between SuffolkFirst Bank and Darrell G. Swanigan

10.7	Employment Agreement, dated January 17, 2008, by and between SuffolkFirst Bank and Keith B. Hawkins

10.9	Deed of Lease, dated October 7, 2003, by and between Suffolk Plaza Shopping Center, L.C., SuffolkFirst Bank and S.L. Nusbaum Realty Co.

10.11	Loan Officer Incentive Plan Summary

10.12	Xenith Voting Agreement, dated as of May 12, 2009, among First Bankshares, Inc., T. Gaylon Layfield, III and BCP Fund I Virginia Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 14, 2009)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	CEO/CFO certification pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANKSHARES INC.

Date: August 7, 2009	/s/ Darrell G. Swanigan
Darrell G. Swanigan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	/s/ Robert E. Clary
Robert E. Clary, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)