Form 10-Q/A
period 2009-06-30
First Bankshares, Inc.
filed 2009-08-21
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Yes  ☐    No  ☒

2,276,298 shares of Common Stock, par value $3.20 per share, were outstanding at August 1, 2009.

Page
Explanatory Note	3

PART I – FINANCIAL INFORMATION

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 of First Bankshares, Inc. (“First Bankshares”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2009 (the “Original Filing”). First Bankshares is filing the Amendment for the purpose of including the following information that was inadvertently omitted from the Original Filing: (a) information about the fair value of financial assets and liabilities and the methodologies used in calculating such values in Note 7 of the notes to unaudited consolidated financial statements and (b) information about First Bankshares’ other-than-temporary-impairment analysis under the heading “Financial Condition—Securities” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this Amendment, the Amendment includes the full text of Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, pursuant to SEC rules, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Other than as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing, and this Amendment does not reflect events occurring after the date of the Original Filing or modify or update disclosures, including the exhibits of the Original Filing, affected by subsequent events.

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

Fair Value of Financial Assets

As of June 30, 2009

		Fair Value Measurements as of June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$44,064,850	$44,064,850	$—	$—
Impaired loans	3,636,220	—	750,000	2,886,220
Other real estate owned	649,515	—	—	649,515

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for estimating the fair value of other financial assets and financial liabilities are discussed below:

Cash and Cash Equivalents and Federal Funds Sold

The carrying amounts of cash and short-term instruments approximate fair value.

Federal Home Loan Bank and Federal Reserve Bank Stock

The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provisions of each institution.

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

Federal Funds Purchased and Borrowed Funds

Federal funds purchased are bought and sold daily, while borrowed funds mature at various future dates. The carrying amounts are a reasonable estimate of fair value.

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2009 and December 31, 2008, and as such, the related fair values have not been estimated.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at June 30, 2009 and December 31, 2008:

Fair Value of Financial Instruments

	As of June 30, 2009		As of December 31, 2009
	Carrying Amount	Approximate Fair Values	Carrying Amount	Approximate Fair Values
Financial Assets:
Cash and cash equivalents	$3,900,004	$3,900,004	$4,541,961	$4,541,961
Federal funds sold	1,448,000	1,448,000	651,000	651,000
Securities available for sale	44,064,850	44,064,850	53,412,711	53,412,711
Other investments	2,222,100	2,222,100	2,483,500	2,483,500
Loans, net of unearned income	114,037,777	114,037,777	117,247,295	117,247,295
Accrued interest receivable	686,555	686,555	705,659	705,659

Total financial assets	$166,359,286	$166,359,286	$179,042,126	$179,042,126

Financial Liabilities:
Federal funds purchased	$—	$—	$—	$—
Other borrowed funds
- Short-term borrowings	3,633	3,633	16,010,972	16,010,972
- Long-term borrowings	25,000,000	25,000,000	20,000,000	20,000,000
Deposits	129,710,156	129,710,156	130,284,637	130,284,637
Accrued interest payable	894,983	894,983	891,697	891,697

Total financial liabilities	$155,608,772	$155,608,772	$167,187,306	$167,187,306

Fair value estimates are made at a specific point in time and are based on relevant market information, as well as information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Note 8. Securities

The following tables show the unrealized losses and related fair values in the Company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agencies	$20,893,772	$(766,228)	$—	$—	$20,893,772	$(766,228)
Mortgage-backed securities
- Fixed rate	517,111	(252)	—	—	517,111	(252)
- Variable rate	—	—	314,072	(1,409)	314,072	(1,409)
Other securities	—	—	3,795,000	(736,911)	3,795,000	(736,911)

Total securities	$21,410,883	$(766,480)	$4,109,072	$(738,320)	$25,519,955	$(1,504,800)

As of December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Variable rate	$3,954,961	$(109,036)	$2,346,183	$(75,492)	$6,301,144	$(184,528)
Municipals
- Tax exempt	520,735	(5,198)	—	—	520,735	(5,198)
Other securities	3,652,962	(886,603)	—	—	3,652,962	(886,603)

Total securities	$8,128,658	$(1,000,837)	$2,346,183	$(75,492)	$10,474,841	$(1,076,329)

Note 9. Proposed Merger

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

Note 10. Accounting Pronouncements

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

        In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements. FSP FAS 107-1 is discussed further in Note 7, “Disclosures About Fair Value of Assets and Liabilities.”

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements. Impairment of unrealized losses on securities is discussed further in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Securities” on page 19.

In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 is effective for the Company’s financial statements for periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

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

Our management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by our board of directors. The “net interest margin” is a common statistic related to changes in interest income. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income after the provision for loan losses for the six months ended June 30, 2009 was $1,653,704, compared to $1,842,880 for the six months ended June 30, 2008. This decrease is due to lower average yields on both our securities and loan portfolios as well as an increase in provision for loan losses expense as noted on page 23.

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

The unrealized loss positions at June 30, 2009 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. At June 30, 2009, the Bank held one preferred security with a book value of $2,267,302 that was rated below investment grade; all other securities are investment grade. Investments with unrealized loss positions of less than 12 months duration at June 30, 2009 totaled $21,410,883 and included one federal agency mortgage-backed security. Securities with losses of one year or greater duration totaled $4,109,072 and included four federal agency mortgage-backed securities. Because we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before a recovery of unrealized losses, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized.

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

The following table on page 29, “Gap Report,” indicates that, on a cumulative basis through twelve months, the Company reflects rate-sensitive assets exceeding rate-sensitive liabilities, resulting in an asset-sensitive position at June 30, 2009 of $145 thousand. This net asset-sensitive position was a result of $86.4 million in rate-sensitive assets being available for re-pricing during the next 12 months and $86.3 million in rate-sensitive liabilities available for re-pricing during the next 12 months, which reflects a cumulative positive gap of $145 thousand. Our current gap position is considered by management to be favorable in a flat to increasing interest rate environment. A negative interest sensitivity gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “horizon.” The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Amounts of fixed-rate loans are reflected at the earlier of their contractual maturity date or their contractual re-pricing date. Time deposits are reflected at the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual re-pricing interval due to the immediately available nature of these funds. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty (30) day or shorter period.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Index:

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	CEO/CFO certification pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANKSHARES INC.

Date: August 21, 2009	/s/ Darrell G. Swanigan
Darrell G. Swanigan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2009	/s/ Robert E. Clary
Robert E. Clary, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)