Form 10-Q
period 2009-09-30
First Bankshares, Inc.
filed 2009-11-12
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

2,276,298 shares of Common Stock, par value $3.20 per share, were outstanding at November 10, 2009.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

First Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$2,778,076	$4,541,961
Federal funds sold	—	651,000

Total cash and cash equivalents	2,778,076	5,192,961

Securities available for sale, at fair value	44,223,642	53,412,711
Loans, net	109,571,979	115,560,011
Bank premises and equipment, net	5,332,212	5,567,656
Other real estate owned	649,515	—
Accrued interest receivable	880,450	1,171,615
Other investments	2,211,250	2,483,500
Deferred tax asset	734,168	403,500
Other assets	618,162	366,269

Total assets	$166,999,454	$184,158,223

Liabilities and Stockholders’ Equity
Deposits
Checking and NOW accounts	$18,952,736	$18,184,460
Savings and money market accounts	5,796,530	5,457,282
Time deposits	94,397,175	106,642,895

Total deposits	119,146,441	130,284,637
Accrued interest payable	732,868	891,697
Federal funds purchased and borrowed funds	30,530,057	36,010,972
Other liabilities	769,301	261,071

Total liabilities	151,178,667	167,448,377

Stockholders’ equity
Common stock, $3.20 par value; 10,000,000 shares authorized; 2,276,298 issued and outstanding	7,284,154	7,284,154
Additional paid-in capital	8,938,444	8,938,444
Retained earnings (deficit)	(724,160)	662,458
Accumulated other comprehensive income (loss), net	322,349	(175,210)

Total stockholders’ equity	15,820,787	16,709,846

Total liabilities and stockholders’ equity	$166,999,454	$184,158,223

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income (Loss) and Comprehensive (Loss)

(Unaudited)

	For the Three Months Ended September 30,
	2009	2008
Interest income
Interest and fees on loans	$1,565,481	$1,833,709
Interest on securities available for sale	580,238	549,572
Interest on federal funds sold	594	22,318

Total interest income	2,146,313	2,405,599

Interest expense
Interest on deposits	704,367	947,672
Interest on time certificates of $100,000 and over	219,777	226,738
Interest on federal funds purchased and borrowed funds	162,029	197,279

Total interest expense	1,086,173	1,371,689

Net interest income	1,060,140	1,033,910
Provision for loan losses	930,000	93,956

Net interest income after provision for loan losses	130,140	939,954

Noninterest income
Service charges on deposit accounts	72,736	84,642
Fees from mortgage loan originations	10,139	25,253
Other	8,600	22,801

Total noninterest income	91,475	132,696

Noninterest expense
Salaries and employee benefits	644,592	521,894
Expenses of premises and equipment	131,756	153,210
Lease expense	18,520	16,319
Bank franchise tax	30,000	27,000
Advertising	2,623	12,971
Data processing	41,154	12,713
Office supplies	13,129	19,510
Professional fees	502,625	118,554
Telecommunications	27,025	44,433
Other operating expenses	238,052	34,425

Total noninterest expense	1,649,476	961,029

Income (loss) before income tax	(1,427,861)	111,621
Income tax (benefit) expense	(485,400)	36,300

Net income (loss)	(942,461)	75,321
Other comprehensive income (loss), net of income tax:
Net unrealized gains (losses) on securities available for sale	902,289	(1,593,532)

Comprehensive (loss)	$(40,172)	$(1,518,211)

Per share data:
Income (loss) per share, basic	$(0.41)	$0.03

Income (loss) per share, assuming dilution	$(0.41)	$0.03

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Income (Loss) and Comprehensive (Loss)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Interest income
Interest and fees on loans	$4,877,522	$5,513,190
Interest on securities available for sale	1,884,335	1,704,231
Interest on federal funds sold	2,106	58,891

Total interest income	6,763,963	7,276,312

Interest expense
Interest on deposits	2,276,070	2,607,125
Interest on time certificates of $100,000 and over	671,055	935,634
Interest on federal funds purchased and borrowed funds	462,998	737,063

Total interest expense	3,410,123	4,279,822

Net interest income	3,353,840	2,996,490
Provision for loan losses	1,570,000	219,702

Net interest income after provision for loan losses	1,783,840	2,776,788

Noninterest income
Service charges on deposit accounts	215,413	234,122
Gain on sale of investments	232,161	264,625
Fees from mortgage loan originations	77,260	96,051
Other	7,441	130,470

Total noninterest income	532,275	725,268

Noninterest expense
Salaries and employee benefits	1,701,186	1,615,883
Expenses of premises and equipment	381,939	422,259
Lease expense	55,540	50,869
Bank franchise tax	94,000	68,100
Advertising	10,876	56,588
Data processing	134,789	93,779
Office supplies	50,181	51,756
Professional fees	1,306,540	232,983
Telecommunications	77,344	78,395
Other operating expenses	604,038	210,154

Total noninterest expense	4,416,433	2,880,766

Income (loss) before income tax	(2,100,318)	621,290
Income tax (benefit) expense	(713,700)	207,250

Net income (loss)	(1,386,618)	414,040
Other comprehensive (loss), net of income tax:
Net unrealized gains (losses) on securities available for sale	497,559	(1,702,809)

Comprehensive (loss)	$(889,059)	$(1,288,769)

Per share data:
Income (loss) per share, basic	$(0.61)	$0.18

Income (loss) per share, assuming dilution	$(0.61)	$0.18

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(1,386,618)	$414,040
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	246,138	259,141
Amortization, net	36,592	26,651
Gain on sale of available-for-sale securities	(232,161)	(265,573)
Provision for loan losses	1,570,000	219,702
Change in operating assets and liabilities
Accrued interest receivable	291,165	110,228
Deferred tax asset	(586,987)	44,449
Other assets	(305,793)	21,907
Accrued interest payable	(158,829)	(72,573)
Other liabilities	508,230	(260,912)

Net cash provided (used) by operating activities	(18,263)	497,060

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	13,613,516	68,328,728
Purchase of available-for-sale securities	(3,475,000)	(47,191,380)
Purchase of Federal Reserve Bank stock	—	(9,350)
Increase in federal funds sold	—	(1,792,022)
Proceeds from the sale of Federal Reserve Bank stock	10,850	—
Proceeds from the sale of Federal Home Loan Bank stock	315,300	1,029,700
Net (increase) decrease in loans	3,768,517	(13,567,861)
Disposal of bank equipment	7,898	—
Purchases of bank premises and equipment	(18,592)	(184,917)

Net cash provided by investing activities	14,222,489	6,612,898

Cash flows from financing activities
Net increase in demand deposits and savings accounts	1,107,524	1,397,388
Net increase (decrease) in time deposits	(12,245,720)	17,923,222
Net (decrease) in federal funds purchased and borrowed funds	(5,480,915)	(27,548,515)

Net cash (used) by financing activities	(16,619,111)	(8,227,905)

Net (decrease) in cash and cash equivalents	(2,414,885)	(1,117,947)
Cash and cash equivalents
Beginning of period	5,192,961	3,468,110

End of period	$2,778,076	$2,350,163

Supplementary noncash flow information:
Transfer of loans to foreclosed assets	$649,515	$—

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2008	$7,284,154	$8,938,444	$417,320	$66,662	$16,706,580
Net income	—	—	414,040	—	414,040
Change in net unrealized gain (loss) on available-for-sale securities, net of deferred income tax benefit of $877,169	—	—	—	(1,702,809)	(1,702,809)

Balances at September 30, 2008	7,284,154	8,938,444	831,360	(1,636,147)	15,417,811
Net (loss)	—	—	(168,902)	—	(168,902)
Change in net unrealized gain (loss) on available-for-sale securities, net of deferred income tax expense of $752,602	—	—	—	1,460,937	1,460,937

Balances at December 31, 2008	7,284,154	8,938,444	662,458	(175,210)	16,709,846
Net (loss)	—	—	(1,386,618)	—	(1,386,618)
Change in net unrealized gain (loss) on available-for-sale securities, net of deferred income tax expense of $256,319	—	—	—	497,559	497,559

Balances at September 30, 2009	$7,284,154	$8,938,444	$(724,160)	$322,349	$15,820,787

See notes to unaudited consolidated financial statements.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim period reporting, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at September 30, 2009 and December 31, 2008, the results of operations for the three months and nine months ended September 30, 2009 and 2008, and the statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

The Company’s most significant critical accounting policy relates to the evaluation of the Allowance for Loan Losses, which is based on management’s opinion of an amount that is adequate to absorb potential loan loss in the Company’s existing portfolio. The Allowance for Loan Losses is established through a provision for loan loss based on available information, including the composition of the loan portfolio, historical loan loss (to the extent available), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Company’s Allowance for Loan Losses could result in material changes in the Company’s financial condition and results of operations. The Company’s policy with respect to the methodology for determining the Allowance for Loan Losses involves a higher degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. This critical policy and its assumptions are periodically reviewed with the Board of Directors.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity, or net income.

Note 2. Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Income (Loss) per Share

Income (loss) per share data has been determined under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), which is now included in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB codification” or “FASB ASC”) under FASB ASC Subtopic 260-10, Earnings per Share (EPS). For the three and nine months ended September 30, 2009 and 2008, basic and diluted income (loss) per share were computed based on the weighted average common shares outstanding of 2,276,298.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

The only potential additional stock of the Company, as defined in SFAS 128, is stock options granted to various officers and employees of the Company. The following is a summary of the basic and diluted income (loss) per share calculations for the three and nine months ended September 30, 2009 and 2008.

Net Income (Loss) and Per Share Income (Loss)

	For the Three Months Ended September 30,
	2009	2008
Net income (loss)	$(942,461)	$75,321

Weighted average number of shares outstanding	2,276,298	2,276,298
Options effect of incremental shares	—	—

Weighted average diluted shares	2,276,298	2,276,298

Income (loss) per share, basic	$(0.41)	$0.03

Income (loss) per share, assuming dilution	$(0.41)	$0.03

	For the Nine Months Ended September 30,
	2009	2008
Net income (loss)	$(1,386,618)	$414,040

Weighted average number of shares outstanding	2,276,298	2,276,298
Options effect of incremental shares	—	—

Weighted average diluted shares	2,276,298	2,276,298

Income (loss) per share, basic	$(0.61)	$0.18

Income (loss) per share, assuming dilution	$(0.61)	$0.18

Note 4. Income Taxes

For the nine months ended September 30, 2009 and 2008, the Company reported a net loss of $1,386,618 and net income of $414,040, respectively. We recorded a federal income tax benefit of $713,700 and federal income tax expense of $207,250 for the nine months ended September 30, 2009 and 2008, respectively.

Note 5. Employee Stock Option Plan

The Company maintains an employee stock option plan that provides for grants of incentive and non-incentive stock options. This plan has been presented to and approved by the Company’s shareholders. Through December 31, 2006, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (not yet reflected in FASB ASC), and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. As of December 31, 2008, all outstanding stock options were fully vested. No stock options were granted or vested during the nine months ended September 30, 2009

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

or 2008 and, accordingly, net income (loss) and income (loss) per share would not have been affected if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in FASB 123(R), which is now included in the FASB codification under FASB ASC Topic 718, Share-Based Payment). Any stock-based employee compensation for future grants will be determined using the Black-Scholes or another appropriate option-pricing model based on the following: option price, assumed dividend yield, assumed expected volatility, assumed risk-free interest rate, and assumed expected life.

Note 6. Supplemental Cash Flows Information

The Company paid interest expense of $3,568,952 and $4,352,395 on deposits, federal funds purchased, and other borrowed funds for the nine months ended September 30, 2009 and 2008, respectively. Federal income taxes of $211,147 were paid for the nine months ended September 30, 2009, compared to federal income taxes of $407,272 paid for the nine months ended September 30, 2008.

Note 7. Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is now included in the FASB codification under FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with Staff Position (“FSP”) No. FAS 157-2, the Company delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of this standard had no impact on the Company in the first nine months of 2009. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by issuance of FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active (“FSP FAS 157-3”), which is now included in the FASB codification under FASB ASC Topic 820, in October 2008. FSP FAS 157-3 became effective immediately and did not materially impact the methods by which the Company determines the fair values of its financial assets.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products, and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. agencies, mortgage-backed securities, municipals, and certain other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. A portion of the Allowance for Loan Losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the Allowance for Loan Losses to increase, such increases are reported as a component of the provision for loan losses. Loan losses are charged against the Allowance for Loan Losses when management believes the uncollectability of a loan is confirmed. At September 30, 2009, the Company had $7.8 million in impaired loans, or 6.90% of total loans, compared to $1.1 million in impaired loans, or 0.92% of total loans, at September 30, 2008. It is the opinion of management that the Allowance for Loan Losses is adequate to absorb any loss related to these loans. The valuation of these impaired loans would be considered Level 3.

Other Real Estate Owned

Other real estate owned is measured at the asset’s fair value less costs for disposal. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals. At September 30, 2009, the Company had $649,515 in other real estate owned, or 0.39% of total assets, compared to no other real estate owned at September 30, 2008 and December 31, 2008. The valuation of the Company’s other real estate owned would be considered Level 3.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), as amended, which is now included in the FASB codification under FASB ASC Section 825-10-50, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for estimating the fair value of other financial assets and financial liabilities are discussed below:

Fair Value of Financial Assets

		Fair Value Measurements as of September 30, 2009 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$44,223,642	$—	$44,223,642	$—
Impaired loans	7,769,096	—	—	7,769,096
Other real estate owned	649,515	—	—	649,515

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

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Federal Funds Purchased and Borrowed Funds

Federal funds are bought and sold daily, while borrowed funds mature at various future dates. The long-term borrowings are made up of one loan in the amount of $20 million that is convertible from a fixed rate to a variable rate in the near term. The Bank has the right to repay these funds if the conversion feature is exercised by the Federal Home Loan Bank. The second loan in the amount of $5 million matures in March 2011. The carrying amounts are a reasonable estimate of fair value.

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed material at September 30, 2009 and December 31, 2008, and as such, the related fair values have not been estimated.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at September 30, 2009 and December 31, 2008:

Fair Values of Financial Instruments

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$2,778,076	$2,778,076	$4,541,961	$4,541,961
Federal funds sold	—	—	651,000	651,000
Securities available for sale	44,223,642	44,223,642	53,412,711	53,412,711
Other investments	2,211,250	2,211,250	2,483,500	2,483,500
Loans	112,574,232	112,574,232	117,247,295	117,247,295
Accrued interest receivable	880,450	880,450	1,171,615	1,171,615

Total financial assets	$162,667,650	$162,667,650	$179,508,082	$179,508,082

Financial Liabilities
Federal funds purchased	$2,526,000	$2,526,000	$—	$—
Other borrowed funds
- Short-term borrowings	3,004,057	3,004,057	16,010,972	16,010,972
- Long-term borrowings	25,000,000	25,000,000	20,000,000	20,000,000
Deposits	119,146,441	119,146,441	130,284,637	130,284,637
Accrued interest payable	732,868	732,868	891,697	891,697

Total financial liabilities	$150,409,366	$150,409,366	$167,187,306	$167,187,306

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

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Note 8. Securities

The amortized costs and approximate fair values of securities available for sale as of September 30, 2009 and December 31, 2008 are shown as follow:

Amortized Costs and Fair Values of Securities

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
U.S. agencies	$23,658,135	$151,156	$(60,912)	$23,748,379
Mortgage-backed securities
- Fixed rate	5,386,499	291,711	—	5,678,210
- Variable rate	7,643,812	208,787	(591)	7,852,008
Municipals
- Taxable	2,000,000	124,400	—	2,124,400
- Tax exempt	519,698	21,947	—	541,645
Other securities	4,527,349	—	(248,349)	4,279,000

Total securities	$43,735,493	$798,001	$(309,852)	$44,223,642

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
U.S. agencies	$23,658,025	$302,600	$—	$23,960,625
Mortgage-backed securities
- Fixed rate	15,801,604	483,359	—	16,284,963
- Variable rate	9,153,315	24,639	(184,528)	8,993,426
Municipals
- Tax exempt	525,933	—	(5,198)	520,735
Other securities	4,539,565	—	(886,603)	3,652,962

Total securities	$53,678,442	$810,598	$(1,076,329)	$53,412,711

At September 30, 2009, the Bank had securities with an amortized cost of $16,086,416 that were pledged to the Federal Home Loan Bank of Atlanta as collateral against borrowings.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

The Bank had certain securities that exceeded ten percent of stockholders’ equity at September 30, 2009, as shown below:

Book Value of Securities Greater than 10% of Stockholders’ Equity

	September 30, 2009
	Book Value	Fair Value	Book Value as a Percentage of Stockholders’ Equity
U.S. agencies
- Federal Home Loan Mortgage Corporation	$20,660,000	$20,676,093	130.59%
- Federal National Mortgage Association	1,998,135	2,070,291	12.63%
Mortgage-backed securities
- Federal Home Loan Mortgage Corporation	5,367,830	5,618,184	33.93%
- Federal National Mortgage Association	7,143,895	7,390,336	45.16%
Municipals
- Virginia State Housing Development Authority	2,000,000	2,124,400	12.64%
Other securities
- First Union Capital I	2,262,620	2,161,500	14.30%
- NB Capital Trust IV	2,264,729	2,117,500	14.31%

Total securities	$41,697,209	$42,158,304	263.56%

The following tables show the unrealized losses and related fair values in the Company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of September 30, 2009 and December 31, 2008, respectively:

Impairment of Unrealized Losses on Securities

	September 30, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agencies	$9,939,088	$(60,912)	$—	$—	$9,939,088	$(60,912)
Mortgage-backed securities
- Variable rate	184,613	(591)	—	—	184,613	(591)
Other securities	—	—	4,279,000	(248,349)	4,279,000	(248,349)

Total impaired securities	$10,123,701	$(61,503)	$4,279,000	$(248,349)	$14,402,701	$(309,852)

	December 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Variable rate	$3,954,961	$(109,036)	$2,346,183	$(75,492)	$6,301,144	$(184,528)
Municipals
- Tax exempt	520,735	(5,198)	—	—	520,735	(5,198)
Other securities	3,652,962	(886,603)	—	—	3,652,962	(886,603)

Total impaired securities	$8,128,658	$(1,000,837)	$2,346,183	$(75,492)	$10,474,841	$(1,076,329)

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

The unrealized loss positions at September 30, 2009 were directly related to interest rate movements as management believes there is minimal credit risk exposure in these investments. At September 30, 2009, the Bank held one preferred security with a book value of $2,264,729 that was rated below investment grade; all other securities are investment grade. Investments with unrealized loss positions of less than 12 months duration at September 30, 2009 totaled $10,123,701 and included one federal agency mortgage-backed security and two variable-rate mortgage-backed securities. Securities with losses of one year or greater duration totaled $4,279,000 and included two preferred securities. Because we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before a recovery of unrealized losses, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009 and no impairment has been recognized.

Note 9. Proposed Merger

On May 12, 2009, First Bankshares announced its intention to merge with Xenith Corporation (“Xenith”) of Richmond, Virginia. The merger was approved by the respective shareholders of First Bankshares and Xenith on October 15, 2009. As of October 15, 2009, the Bureau of Financial Institutions and the Virginia State Corporation Commission have approved the transaction; currently, we are awaiting final approval by the Federal Reserve. The merger is expected to occur in the fourth quarter of 2009. Following the merger, the combined organizations will operate as a one-bank holding company under the name Xenith Bankshares, Inc. Under the terms of the merger agreement, shareholders of First Bankshares may elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share, subject to proration in the event the aggregate cash elections exceed 25% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the merger. Shareholders of Xenith are expected to receive approximately 0.8972 shares of First Bankshares common stock for each share of Xenith common stock owned at the time of the merger, with the exact exchange ratio determined immediately prior to the effective time of the merger based on the book value of Xenith common stock at such time divided by $9.23.

Note 10. Subsequent Events

At September 30, 2009, the Bank had other real estate owned (“OREO”) of $649,515, which was sold in October 2009 for $606,318, resulting in a loss on disposition of $43,197. We are in friendly foreclosure proceedings on another property with a loan balance of $750,000 and an updated appraised value of $715,000. A “friendly foreclosure” is an agreement between the lender and the borrower to convey ownership of the property to the lender without going through the foreclosure process. This friendly foreclosure is expected to be recorded as OREO in November 2009.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 10, 2009, the date the consolidated financial statements included in the Quarterly Report on Form 10-Q were issued. Based on this evaluation, the Company has no additional events to report.

Note 11. Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162 (“SFAS 168”), which is now included in the FASB codification under FASB ASC Topic 105. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the FASB codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the FASB codification is superseded and deemed non-authoritative. SFAS 168 is effective for the Company’s financial statements for periods ending after June 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, Topic 105 – Generally Accepted Accounting Principles (“ASU 2009-1”), which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations, but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable FASB codification by Topic, Subtopic, and Section are provided where applicable, in addition to the original standard type and number.

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

In April 2009, the Financial FASB issued SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS 141(R)-1”), which is now included in the FASB codification under FASB ASC Topic 805, Business Combinations. SFAS 141(R)-1 addresses the initial recognition, measurement, and subsequent accounting for assets and liabilities arising from contingencies in a business combination and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. SFAS 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets and liabilities be developed depending on their nature. SFAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP FAS 157-4”), which is included in the FASB codification under FASB ASC Section 820-10-65. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company’s adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which is now included in the FASB codification under FASB ASC Section 825-10-65. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), which is now included in the FASB codification under FASB ASC Section 825-10-50, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on its consolidated financial statements. FSP FAS 107-1 and APB 28-1 is discussed further in Note 7, “Disclosures about Fair Value of Assets and Liabilities.”

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which is now included in the FASB codification under FASB ASC Section 320-10-65. FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on its consolidated financial statements. Impairment of unrealized losses on securities is discussed further in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Securities.”

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company’s implementation of SAB 111 did not have a material impact on its consolidated financial statements. SAB 111 is effective beginning April 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is now included in the FASB codification under FASB ASC Topic 855. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it establishes that the Company must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 became effective for the Company’s financial statements beginning with the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS 166”) (not yet reflected in FASB ASC). SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets,

First Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (not yet reflected in FASB ASC). SFAS 167 amends FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations and should be read in conjunction with our financial statements and accompanying notes included elsewhere in this document and the Company’s 2008 annual report on Form 10-K. The data presented for the nine months ended September 30, 2009 and 2008 are derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting only of normal reoccurring accruals, necessary to present fairly the data for such periods.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to: the impact of the proposed merger on our business; changes in interest rates; decreases in collateral values; changes in general economic conditions, including continued deterioration of general business and economic conditions and the financial markets; deterioration in the value of securities held in our investment securities portfolio; changes in the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”); changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and/or assessments; change in the quality or composition of the loan and/or investment portfolios; the adequacy of our Allowance for Loan Losses; changes in demand for loan products; changes in deposit flows; competition; demand for financial services in our market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein. We base our forward-looking statements on management’s beliefs and assumptions based on information available as of the date of this report. You should not place undue reliance on such statements, because the assumptions, beliefs, expectations and projections about future events on which they are based may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

We have experienced increases in nonperforming assets during the current economic climate. A continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further adversely impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy in general. The dramatic decline in the U.S. housing market and increasing weakness in commercial real estate has resulted in significant write-downs of asset values by financial institutions in the United States, including the Company. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the actions taken by the federal government and regulatory agencies will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape.

Results of Operations

Overview

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees from mortgage loan originations, and other miscellaneous income.

For the three months ended September 30, 2009, our net loss was $942,461, compared to net income of $75,321 for the three months ended September 30, 2008. Our operating results declined for the three months ended September 30, 2009, due in part to an increase in legal and consulting fees from $38,692 to $463,635 for the three months ended September 30, 2008 and 2009, respectively. $463,500 of this increase was related to the proposed merger between First Bankshares and Xenith. In addition, provision expense to the Allowance for Loan Losses increased from $93,956 to $930,000 for the three months ended September 30, 2008 and 2009, respectively.

For the nine months ended September 30, 2009, our net loss was $1,386,618, compared to net income of $414,040 for the nine months ended September 30, 2008. Our operating results declined for the nine months ended September 30, 2009, due in part to an increase in legal and consulting fees from $92,905 to $1,184,024 for the nine months ended September 30, 2008 and 2009, respectively. $1,174,000 of this increase was related to the proposed merger between First Bankshares and Xenith. FDIC assessments increased from $58,540 to $201,534 for the nine months ended September 30, 2008 and 2009, respectively, as a result of a special assessment of $78,000 that was expensed in the second quarter of 2009 and additional FDIC assessment costs of $64,994 related to increases in deposit insurance limits. In addition, provision expense to the Allowance for Loan Losses increased from $219,702 to $1,570,000 for the nine months ended September 30, 2008 and 2009, respectively.

Net Income (Loss) and Per Share Income (Loss)

	For the Three Months Ended September 30,
	2009	2008
Net income (loss)	$(942,461)	$75,321
Per share income (loss), basic and diluted	(0.41)	0.03

	For the Nine Months Ended September 30,
	2009	2008
Net income (loss)	$(1,386,618)	$414,040
Per share income (loss), basic and diluted	(0.61)	0.18

Net Interest Income

Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. Net interest income increased $357,350 from $2,996,490 for the nine months ended September 30, 2008 to $3,353,840 for the nine months ended September 30, 2009. A decline in the average yield on loans from 6.58% to 5.68% and a decline in the average volume of loans from $114.4 million to $111.8 million for the nine months ended September 30, 2008 and 2009, respectively, were the primary contributors to our decrease in interest income. Our decrease in interest expense for the same period is primarily due to a decrease in the cost of funds, from 4.53% to 3.67% on time deposits and from 3.32% to 2.23% on federal funds purchased and other borrowed funds. The changes in interest-earning assets and interest-bearing liabilities resulted in a decrease of our interest expense that was greater than the decrease of our interest income, which accounts for the increase in net interest income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Net interest income increased $26,230 from $1,033,910 for the three months ended September 30, 2008 to $1,060,140 for the three months ended September 30, 2009. This increase can be attributed primarily to a decrease in the cost of funds, from 4.25% to 3.59% on time deposits and from 3.03% to 2.44% on federal funds purchased and other borrowed funds. In addition, the average volume of time deposits decreased from $107.8 million to $101.8 million for the three months ended September 30, 2008 and 2009, respectively. The changes in interest-earning assets and interest-bearing liabilities resulted in a decrease of our interest expense that was greater than the decrease of our interest income, which accounts for the increase in net interest income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by our board of directors. The “net interest margin” is a common statistic related to changes in interest income. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income after the provision for loan losses for the nine months ended September 30, 2009 was $1,783,840, compared to $2,776,788 for the nine months ended September 30, 2008. Net interest income after the provision for loan losses for the three months ended September 30, 2009 was $130,140, compared to $939,954 for the three months ended September 30, 2008. This decrease is due to lower average yields and volume of our loans portfolio, as well as an increase in provision for loan losses expense.

The net interest margin for the year ended December 31, 2008 and for the nine months ended September 30, 2009 was 2.84% and 2.71%, respectively. The year-to-date decline in net interest margin can be primarily attributed to the Company’s asset-sensitive position in a declining interest rate environment where rates on a portion of our loan portfolio adjusted faster than rates on time deposits and specific borrowed funds.

The following table, “Average Balances, Interest Income/Expense and Average Yield/Rates,” provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008. Dollar amounts are reported in thousands.

Average Balances, Interest Income/Expense, and Average Yield/Rates

For the Nine Months Ended September 30, 2009 and 2008

							2009 vs. 2008
	Average Balances [1]		Yield / Rate		Income / Expense		Increase (Decrease)	Change due to
	2009	2008	2009	2008	2009	2008		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,444	$6,041	0.18%	1.30%	$2	$59	$(57)	$(17)	$(40)
Investment securities	49,453	44,487	5.08%	5.50%	1,884	1,834	50	(834)	884
Loans, net [2]	114,412	111,788	5.68%	6.58%	4,878	5,513	(635)	(2,645)	2,010

Total interest-earning assets	165,309	162,316	5.46%	6.08%	6,764	7,406	(642)	(3,496)	2,854
Noninterest-earning assets:
Cash and due from banks	3,584	3,133
Premises and equipment	5,466	5,765
Other assets	2,416	1,804
Allowance for loan losses	(1,919)	(1,014)

Total noninterest-earning assets	9,547	9,688
Total assets	$174,856	$172,004

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Checking and NOW accounts	$4,442	$4,279	0.21%	0.93%	$7	$30	$(23)	$(35)	$12
Savings and money market accounts	5,768	4,389	0.76%	1.55%	33	51	(18)	(56)	38
Time deposits	105,576	101,926	3.67%	4.53%	2,907	3,461	(554)	(1,873)	1,319
Federal funds purchased and borrowed funds	27,654	29,633	2.23%	3.32%	463	737	(274)	(454)	180

Total interest-bearing liabilities	143,440	140,227	3.17%	4.07%	3,410	4,279	(869)	(2,418)	1,549
Noninterest-bearing liabilities:
Noninterest demand deposits	13,742	14,171
Other liabilities	1,183	1,303

Total noninterest-bearing liabilities	14,925	15,474
Stockholders’ equity	16,491	16,303
Total liabilities and stockholders’ equity	$174,856	$172,004

Interest rate spread [3]			2.29%	2.01%

Net interest income [4]					$3,354	$3,127	$227	$(1,078)	$1,305

Net interest margin [5]			2.71%	2.57%

[1]	Average balances are computed on a daily basis.
[2]	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield earned on interest-earning assets, less the average rate incurred on interest-bearing liabilities.
[4]	Net interest income is interest income on average interest-earning assets, less interest expense on average interest-bearing liabilities.
[5]	Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following table provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008. Dollar amounts are reported in thousands.

Average Balances, Interest Income/Expense, and Average Yield/Rates

For the Three Months Ended September 30, 2009 and 2008

							2009 vs. 2008
	Average Balances [1]		Yield / Rate		Income / Expense		Increase (Decrease)	Change due to
	2009	2008	2009	2008	2009	2008		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,315	$6,345	0.30%	1.39%	$1	$22	$(21)	$(17)	$(4)
Investment securities	46,277	42,278	5.01%	5.20%	580	550	30	(1,828)	1,858
Loans, net [2]	112,882	115,744	5.55%	6.34%	1,565	1,834	(269)	(5,590)	5,321

Total interest-earning assets	160,474	164,367	5.35%	5.86%	2,146	2,406	(260)	(7,435)	7,175
Noninterest-earning assets:
Cash and due from banks	4,072	2,797
Premises and equipment	5,390	5,700
Other assets	2,878	2,040
Allowance for loan losses	(2,419)	(1,073)

Total noninterest-earning assets	9,921	9,464
Total assets	$170,395	$173,831

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Checking and NOW accounts	$4,384	$4,346	0.18%	1.20%	$2	$13	$(11)	$(50)	$39
Savings and money market accounts	5,908	4,854	0.54%	1.48%	8	18	(10)	(80)	70
Time deposits	101,765	107,754	3.59%	4.25%	914	1,144	(230)	(3,408)	3,178
Federal funds purchased and borrowed funds	26,596	25,994	2.44%	3.03%	162	197	(35)	(644)	609

Total interest-bearing liabilities	138,653	142,948	3.13%	3.84%	1,086	1,372	(286)	(4,182)	3,896
Noninterest-bearing liabilities:
Noninterest demand deposits	14,187	13,765
Other liabilities	1,379	1,205

Total noninterest-bearing liabilities	15,566	14,970
Stockholders’ equity	16,176	15,913
Total liabilities and stockholders’ equity	$170,395	$173,831

Interest rate spread [3]			2.22%	2.02%

Net interest income [4]					$1,060	$1,034	$26	$(3,253)	$3,279

Net interest margin [5]			2.64%	2.52%

[1]	Average balances are computed on a daily basis.
[2]	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield earned on interest-earning assets, less the average rate incurred on interest-bearing liabilities.
[4]	Net interest income is interest income on average interest-earning assets, less interest expense on average interest-bearing liabilities.
[5]	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income decreased from $132,696 for the three months ended September 30, 2008 to $91,475 for the three months ended September 30, 2009. The decrease in noninterest income was primarily due to a decrease in deposit account charges from $84,642 to $72,736 and a decrease in mortgage loan origination fees from $25,253 to $10,139 for the three months ended September 30, 2008 and 2009, respectively.

Noninterest income decreased from $725,268 for the nine months ended September 30, 2008 to $532,275 for the nine months ended September 30, 2009. The decrease in noninterest income was due primarily to a reduced gain on the sale of investments, from $264,625 to $232,161 for the nine months ended September 30, 2008 and 2009, respectively; a decrease of $18,709 related to service charges on deposit accounts; and reduced dividends of $111,285 on Federal Home Loan Bank and Federal Reserve Bank stock.

Noninterest Expense

Noninterest expense increased from $961,029 for the three months ended September 30, 2008 to $1,649,476 for the three months ended September 30, 2009, primarily due to an increase in merger-related expenses of $463,500, an increase in FDIC assessments of $142,994, and an employee benefits accrual of $126,700. In addition, other expenses increased from $34,425 to $238,052 for the three months ended September 30, 2008 and 2009, respectively, as a result of increased costs of $31,862 for FDIC assessments, a $32,074 write-off of Suffolk history books purchased for resale, $28,050 of expenses related to the merger, and $28,829 of deferred loan fees.

Noninterest expense increased from $2,880,766 for the nine months ended September 30, 2008 to $4,416,433 for the nine months ended September 30, 2009, primarily due to an increase in merger-related expenses of $1,174,000. An additional cause of this increase in noninterest expense was an accrual for employee benefits, which resulted in an $85,303 increase in salaries and employee benefits for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Other expenses were also a contributor to the increase in noninterest expense. The primary increases in expense include $142,994 in FDIC assessments, a $38,109 write-off of Suffolk history books purchased for resale, $75,812 in increased expenses related to the merger, and $124,890 of deferred loan fees.

Income Taxes

For the three months ended September 30, 2009 and 2008, the Company reported a net loss of $942,461 and net income of $75,321, respectively. We recorded a federal income tax benefit of $485,400 and federal income tax expense of $36,300 for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, the Company reported a net loss of $1,386,618 and net income of $414,040, respectively. We recorded a federal income tax benefit of $713,700 and federal income tax expense of $207,250 for the nine months ended September 30, 2009 and 2008, respectively.

Financial Condition

Securities

Our entire investment portfolio was held as available for sale at September 30, 2009, with a fair value of $44,223,642.

The following tables present information about the securities portfolio as of September 30, 2009 and December 31, 2008:

Securities Portfolio

	September 30, 2009
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
U.S. agencies	$23,658,135	$23,748,379	6.43 years	5.19%
Mortgage-backed securities
- Fixed rate	5,386,499	5,678,210	3.10 years	5.48%
- Variable rate	7,643,812	7,852,008	8.26 years	3.77%
Municipals
- Taxable	2,000,000	2,124,400	8.33 years	6.32%
- Tax exempt [1]	519,698	541,645	1.17 years	5.62%
Other securities [2]	4,527,349	4,279,000	17.41 years	7.45%

Total securities	$43,735,493	$44,223,642	7.47 years	5.27%

[1]	Yields on tax exempt securities are calculated on a tax equivalent basis.
[2]	Weighted average life calculations are based on the current level of prepayments as of September 30, 2009.

	December 31, 2008
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
U.S. agencies	$23,658,025	$23,960,625	1.49 years	5.20%
Mortgage-backed securities
- Fixed rate	15,801,604	16,284,963	5.62 years	5.48%
- Variable rate	9,153,315	8,993,426	7.08 years	4.48%
Municipals
- Tax exempt [1]	525,933	520,735	1.92 years	5.59%
Other securities [2]	4,539,565	3,652,962	18.16 years	7.40%

Total securities	$53,678,442	$53,412,711	5.04 years	5.35%

[1]	Yields on tax exempt securities are calculated on a tax equivalent basis.
[2]	Weighted average life calculations are based on the current level of prepayments as of December 31, 2008.

The following tables present a maturity analysis of the securities portfolio as of September 30, 2008 and December 31, 2008:

Scheduled Maturities of Available-for-Sale Securities

	September 30, 2009
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighed Average Yield
U.S. agencies	$—	—	$—	—	$—	—	$23,658,135	5.19%	$23,658,135	5.19%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	5,386,499	5.48%	5,386,499	5.48%
- Variable rate [1]	—	—	—	—	—	—	7,643,812	3.77%	7,643,812	3.77%
Municipals
- Taxable	—	—	—	—	2,000,000	6.32%	—	—	2,000,000	6.32%
- Tax exempt [2]	—	—	—	—	—	—	519,698	5.62%	519,698	5.62%
Other securities	—	—	—	—	—	—	4,527,349	7.45%	4,527,349	7.45%

Total securities	$—	—	$—	—	$2,000,000	6.32%	$41,735,493	5.22%	$43,735,493	5.27%

[1]	Includes $7,643,813 in variable rate mortgage-backed securities that reset within one to ten years.
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis.

Scheduled Maturities of Available-for-Sale Securities

	December 31, 2008
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighed Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. agencies	$—	—	$—	—	$—	—	$23,658,025	5.20%	$23,658,025	5.20%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	15,801,604	5.48%	15,801,604	5.48%
- Variable rate [1]	—	—	—	—	—	—	9,153,315	4.48%	9,153,315	4.48%
Municipals
- Tax exempt [2]	—	—	—	—	—	—	525,933	5.59%	525,933	5.59%
Other securities	—	—	—	—	—	—	4,539,565	7.40%	4,539,565	7.40%

Total securities	$—	—	$—	—	$—	—	$53,678,442	5.35%	$53,678,442	5.35%

[1]	Includes $9,153,315 in variable rate mortgage-backed securities that reset within one to ten years.
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis.

See discussion of unrealized loss positions in Note 8, “Securities.”

Loan Portfolio

Our primary source of income is our lending activities. At September 30, 2009 and December 31, 2008, loans net of the Allowance for Loan Losses totaled $109.6 million and $115.6 million, respectively, and represented a loan-to-deposit ratio of 91.96% and 88.70%, respectively.

We offer three major types of loans: residential real estate, commercial, and installment and other loans to customers throughout our market area. We also originate and purchase loans outside of our primary market area. The Company has purchased loans from other banks (participation loans) that include hotel and commercial and residential real estate development loans. Hotel loans are identified as a concentration of credit as it relates to the percentage of total outstanding loans. Hotel loans on September 30, 2009 represented $18.5 million, or 16.41% of total loans, while commercial and residential real estate development loans represented $5.0 million, or 4.45% of total loans, on September 30, 2009. An additional concentration includes unimproved land loans that represented $4.3 million, or 3.78% of total loans, comprised primarily of commercial land loans in the amount of $1.6 million, or 1.42% of total loans, and residential 1-4 family mortgages in the amount of $1.6 million, or 1.38% of total loans, on September 30, 2009. Management and the board of directors monitor these concentrations periodically.

In the normal course of its business, the Bank purchased various participation loans made by Silverton Bank National Association, referred to herein as Silverton, and its subsidiary, Specialty Finance Group, LLC, referred to herein as SFG. Collectively, these participation loans totaled approximately $21.4 million, or 19.04% of the total loan portfolio, as of September 30, 2009.

On May 1, 2009, Silverton was closed by the Comptroller of the Currency and the FDIC was appointed as its receiver, charged with the duty of winding up the affairs of Silverton. On May 5, 2009, the Bank was informally advised that SFG remains open for business and intends to continue to administer participation agreements in accordance with past practices. The Bank’s three participation loans with Silverton totaled approximately $5.5 million, or 4.9% of the total loan portfolio, as of September 30, 2009. The Bank’s ten participation loans with SFG totaled approximately $15.9 million, or 14.1% of the total loan portfolio, as of September 30, 2009. Management continues to monitor these participation loans closely and is in communication with the FDIC and the other institutions participating in the loans with respect to the status of Silverton and SFG. There can be no assurance that the failure of Silverton will not have an adverse effect on these participation loans, which, in turn, could potentially lead to increased provisions for loan losses and otherwise adversely affect the operating results and financial condition of the Company and the Bank.

The following table summarizes the loan receivable portfolio by type at the dates indicated:

Loans Receivable Portfolio

	September 30, 2009			December 31, 2008
	Amount		Percent of Total	Amount		Percent of Total
Commercial
- Real estate	$73,262,934	[1]	65.08%	$70,623,298	[2]	60.24%
- Other	10,925,166		9.70%	16,451,179		14.03%
Real estate
- Residential land	1,535,505		1.36%	1,736,215		1.48%
- Residential construction	2,241,041		1.99%	950,153		0.81%
- Mortgage, 1-4 family	22,715,002		20.18%	25,080,196		21.39%
Installment loans to individuals	1,866,254		1.66%	2,395,395		2.04%
Overdrafts and other loans	28,330		0.03%	10,859		0.01%

Total loans	112,574,232		100.00%	117,247,295		100.00%
Less: Allowance for loan losses	3,002,253			1,687,284

Total loans, net of allowance for loan losses	$109,571,979			$115,560,011

[1]	As of September 30, 2009, 50% of commercial real estate loans were secured by business locations, 30% were secured by rental property, 9% were secured by churches, 1% were secured by farms, and 10% were secured by other real estate.
[2]	As of December 31, 2008, 71% of commercial real estate loans were secured by business locations, 14% were secured by rental property, 9% were secured by churches, 1% were secured by farms, and 5% were secured by other real estate.

Maturities of variable-rate and fixed-rate loans as of September 30, 2009 are shown in the table below:

Maturity Analysis of the Loan Portfolio

	September 30, 2009
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial
- Real estate [1]	$24,009,981	$16,220,053	$—	$16,220,053	$25,233,051	$1,409,488	$26,642,539	$66,872,573
- Other	3,762,530	—	—	—	7,162,636	—	7,162,636	10,925,166
Real estate
- Residential land	87,261	—	—	—	708,051	740,193	1,448,244	1,535,505
- Residential construction	2,241,041	—	—	—	—	—	—	2,241,041
- Mortgage, 1-4 family [2]	4,503,501	3,888,877	787,912	4,676,789	7,709,560	5,725,223	13,434,783	22,615,073
Installment loans to individuals	824,837	53,254	4,982	58,236	954,821	28,360	983,181	1,866,254
Overdrafts and other loans	28,330	—	—	—	—	—	—	28,330

Total loans, net of unearned income	$35,457,481	$20,162,184	$792,894	$20,955,078	$41,768,119	$7,903,264	$49,671,383	$106,083,942

[1]	Excludes $2,688,880 in nonaccrual variable-rate loans and $3,701,481 in nonaccrual fixed-rate loans.
[2]	Excludes $99,929 in nonaccrual variable-rate loans.

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks we take and to minimize losses. Such policies include limits on loan-to-collateral ratios for each type of loan, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

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

Real estate residential construction loans generally consist of financing the construction of 1-4 family dwellings. As of September 30, 2009, real estate residential construction loans totaled $2.2 million.

Loans secured by real estate comprised 88.6% of our loan portfolio at September 30, 2009 and 83.67% at December 31, 2008. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Allowance for Loan Losses

The Allowance for Loan Losses is increased by direct charges to the provision for loan loss expense. Losses on loans are charged against the allowance in the period in which management has determined loans have become uncollectible. It is our policy to record recoveries of previously charged-off loans as a credit to the allowance. We experienced $287,784 in charge-offs and $32,753 in recoveries for the nine months ended September 30, 2009. We experienced $89,692 in charge-offs and $6,499 in recoveries for the year ended December 31, 2008. While we believe the current level of losses is indicative of the market and the economy and therefore does not necessarily indicate a trend that will extend beyond the resolution of the current market difficulties, management will continue to regularly monitor the level of loans charged off and add to the Allowance for Loan Losses as appropriate.

The following table, “Analysis of the Allowance for Loan Losses,” summarizes the Company’s loan loss experience by loan category for the periods presented. At September 30, 2009, management recognized loans that were impaired in principal and interest and is of the opinion that the Allowance for Loan Losses is adequate to absorb any loss related to these loans.

At September 30, 2009, the Company had $6.5 million in nonperforming loans which relate to a limited number of credit relationships. Management’s policy is to evaluate loan loss history compared to the actual loan loss reserve quarterly to ensure the Allowance for Loan Losses is adequate. Based on this quarterly evaluation, the Company charged $1,570,000 to the provision for loan losses for the nine months ended September 30, 2009, as compared to a charge of $219,702 for the same period of 2008.

As discussed above under the caption “Loan Portfolio,” in the normal course of business the Bank purchased various participation loans from Silverton and its subsidiary, SFG. Based on management’s analysis of the possible loan loss related to these specific loans, in the third quarter of 2009, the Company made a charge of $775,000 to the provision for loan losses with respect to these participation loans, which charge represents 83.31% of the total provision for loan losses expense for the quarter ended September 30, 2009. Reserves related to these participation loans represented 50.0% of the total Allowance for Loan Losses of approximately $3.0 million as of September 30, 2009.

During the nine-month period ended September 30, 2009, nonperforming loans increased from $676,566 as of December 31, 2008, to $6.5 million. During the same time period, the single nonperforming loan as of December 31, 2008 was moved out of criticized assets due to repayment in full. After reviewing the specific allocations relating to both nonperforming assets and criticized assets, management considers the current allowance total of $3.0 million, or 2.67% of total loans, to be adequate. These reviews included all available cash flow information as well as recent valuations on the assets supporting the credit exposures.

In reviewing the adequacy of the Allowance for Loan Losses at September 30, 2009, management considered multiple criteria. Criteria used to evaluate the adequacy of the Allowance for Loan Losses include the evaluation of current economic conditions affecting the borrowers’ ability to repay; the volume of loans; the trends in delinquent, nonaccruing, and potential problem loans; and the quality of collateral securing nonperforming and problem loans. Management considers the Allowance for Loan Losses as of September 30, 2009 adequate to cover its estimate of possible future losses inherent in the loan portfolio. Management presently uses a loan risk grading system to determine the overall risk and quality of the loan portfolio as well as other off-balance sheet credit risk evaluations, such as loan commitments and standby letters of credit. The calculation provides for management’s assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the Allowance for Loan Losses as part of their examination of the Company and may require adjustments to the allowance based on information available to them at the time of the examination.

The Allowance for Loan Losses is based on the estimated impairment value of the loans in a liquidation. The majority of the loans moved into criticized assets and nonperforming assets are secured by real estate, so impairment was deemed to increase based on new valuation information and the failure of Silverton Bank. Although impairment exists, management believes a majority of the balance of these nonperforming assets will ultimately be collectible.

The following table summarizes the Company’s loan loss experience for the nine months ended September 30, 2009 and for the year ended December 31, 2008:

Allowance for Loan Losses

	September 30, 2009	December 31, 2008
Balance at beginning of period	$1,687,284	$941,820

Charge-offs:
Commercial
- Real estate	133,266	—
- Other	149,565	79,032
Real estate
- Residential land	—	—
- Residential construction	—	—
- Mortgage, 1-4 family	—	—
Installment loans to individuals	4,953	10,660

Total charge-offs	287,784	89,692

Recoveries:
Commercial
- Real estate	—	—
- Other	31,643	6,311
Real estate
- Residential land	—	—
- Residential construction	—	—
- Mortgage, 1-4 family	—	—
Installment loans to individuals	1,110	188

Total recoveries	32,753	6,499

Net charge-offs	255,031	83,193

Additions to the allowance for loan losses	1,570,000	828,656

Balance at end of period	$3,002,253	$1,687,283

Net charge-offs as a percentage of average loans	0.22%	0.07%

The following table shows the allocation of the Company’s Allowance for Loan Losses as of September 30, 2009 and December 31, 2008:

Allocation of the Allowance for Loan Losses

	September 30, 2009		December 31, 2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial
- Real estate	$2,395,710	79.80%	$863,536	51.18%
- Other	212,527	7.08%	588,957	34.91%
Real estate
- Residential land	22,971	0.77%	13,861	0.82%
- Residential construction	11,210	0.37%	4,913	0.29%
- Mortgage, 1-4 family	338,081	11.26%	168,876	10.01%
Installment loans to individuals	22,014	0.73%	32,930	1.95%
Unallocated	(260)	(0.01)%	14,211	0.84%

Total allowance for loan losses	$3,002,253	100.00%	$1,687,284	100.00%

Nonperforming Loans

It is the Company’s policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest.

As of September 30, 2009, management recognized $6.5 million in nonperforming loans, which represents 5.77% of total outstanding loans. As of December 31, 2008, management recognized $676,566 in total nonperforming loans, which represented 0.58% of total outstanding loans as of that date. The increase in nonperforming loans from December 31, 2008 can be attributed primarily to three secured transactions which may possibly result in foreclosure. The collateral securing the six loans consists of commercial real estate and home equity. Nonperforming loans included $82 thousand in nonaccrual interest as of September 30, 2009 and $49 thousand in nonaccrual interest as of December 31, 2008.

Management believes the significant increase in nonperforming assets is a combination of several factors, including the failure of Silverton Bank, the recession, and the down real estate market. Until economic and market conditions improve, management believes we will continue to incur losses related to an increase in nonperforming assets.

Management believes the Allowance for Loan Losses is adequate to cover any loss in these loans if liquidation of the collateral is necessary. The majority of the increase in the provision is from specific allocations to criticized assets. Previously, the Allowance was based on the overall estimated risk in the Bank’s portfolio, which had little history of actual losses. As we moved into 2009, management began using a more sophisticated methodology to estimate impairment of criticized and nonperforming assets.

Nonperforming Assets

	September 30, 2009	December 31, 2008
Nonaccrual loans	$6,490,290	$676,566
Other real estate owned	649,515	—

Total nonperforming assets	$7,139,805	$676,566

Loans 90 days or more past due and still accruing	$—	$—

Loans 30-89 days past due	$2,749,188	$208,609

Nonperforming loans as a percentage of total loans	5.77%	0.58%
Nonperforming assets as a percentage of total loans	6.34%	0.58%
Nonperforming assets as a percentage of total assets	4.27%	0.37%
Loans 30-89 days past due as a percentage of total loans	2.44%	0.18%
Net charge-offs as a percentage of average loans	0.22%	0.08%
Allowance for loan losses as a percentage of total loans	2.67%	1.44%
Net charge-offs as a percentage of allowance for loan losses	8.49%	4.93%
Nonaccrual loans as a percentage of allowance for loan losses	216.18%	40.10%
Allowance for loan losses to nonaccrual loans	46.26%	249.39%
Foregone interest income on nonaccrual loans	$82,018	$48,563
Interest income received on nonaccrual loans	85,672	—

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

As of September 30, 2009 and December 31, 2008, potential problem loans totaled $10,475,563 and $5,949,085, respectively. This represents a $4,526,478, or 76%, increase in the Company’s potential problem loans since December 31, 2008. Problem loans increased due to the fact that two loans with Silverton were added as a result of a decline in the performance of participation loans from Silverton.

Other Real Estate Owned

The Company had other real estate owned (“OREO”) of $649,515, or 0.39% of total assets, at September 30, 2009, compared to no other real estate owned at December 31, 2008. In October 2009, the Bank sold the OREO for $606,318, resulting in a loss on disposition of $43,197.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Demand deposits consist of checking and NOW accounts, and savings deposits consist of savings and money market accounts. Deposits at September 30, 2009 totaled $119.1 million, compared to $130.3 million at December 31, 2008, a decrease of $11.2 million, or 8.55%.

Capital Adequacy

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Company’s capital management strategies have been developed to maintain its “well-capitalized” position. Total stockholders’ equity at September 30, 2009 of $15.8 million includes unrealized gains, net of tax, of $322,349 on securities held as available for sale. The Company is considered by its board of directors, management, and regulators to be well-capitalized.

The Company is subject to various regulatory capital requirements administered by federal and state regulators. Failure to meet minimum capital requirements can trigger certain mandatory and other disciplinary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of September 30, 2009, the Company met all minimum capital adequacy requirements and is categorized as “well-capitalized.” There are no conditions or events that management believes have changed our category as of the date of the filing of this Form 10-Q.

The Bank is considered to be well-capitalized under the regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the following table. The Bank exceeded each of the required minimum ratios to be considered well-capitalized at September 30, 2009.

The following tables show capital ratios and the minimum capital ratios required by our regulators. Dollar amounts are in thousands.

Risk-based Capital Analysis

September 30, 2009
Tier 1 capital:
Common stock	$7,284
Additional paid-in capital	8,938
Retained earnings	(724)
Accumulated other comprehensive income	322

Total bank equity capital	15,820
Net unrealized gain on available-for-sale securities	(322)

Total Tier 1 capital	$15,498

Tier 2 capital:
Allowance for loan losses [1]	$1,459

Total risk-based capital	$16,957

Average total assets	$170,395

Risk-weighted assets	$116,754

[1]	Allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-weighted assets.

Risk-based Capital Ratios

	September 30, 2009	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	9.10%	4.00%	> 6.00%
Tier 1 risk-based capital ratio	13.45%	8.00%	> 10.00%
Total risk-based capital ratio	14.72%	4.00%	> 5.00%

Liquidity

Liquidity is defined as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict time cycles and the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company’s overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities maintained in our available-for-sale portfolio. In addition, we have lines of credit from our correspondent banks ($5 million), along with an arrangement to borrow from the Federal Home Loan Bank up to 30% of total assets and from the Federal Reserve under certain conditions. These credit lines are available through our correspondent banks for short-term liquidity needs and are subject to prevailing interest rates. In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which may arise, within realistic limitations.

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

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. We use a simulation model to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable, and falling interest rate scenarios and by understanding the dynamic nature of the Company’s balance sheet components, we can position the Company to take advantage of anticipated interest rate movements. We periodically evaluate the securities, loans, and deposit portfolios to manage our interest rate risk position.

The following table, “Gap Report,” indicates that, on a cumulative basis through the next twelve months, the Company reflects rate-sensitive liabilities exceeding rate-sensitive assets, resulting in a liability-sensitive position at September 30, 2009 of $23.6 million. This net liability-sensitive position was a result of $51.2 million in rate-sensitive assets being available for re-pricing during the next 12 months and $74.8 million in rate-sensitive liabilities being available for re-pricing during the next 12 months, which reflects a cumulative negative gap of $23.6 million. Our gap position at September 30, 2009 is considered by management to be favorable in a flat to declining interest rate environment. A negative interest sensitivity gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “horizon.” The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Amounts of fixed-rate loans are reflected at the earlier of their contractual maturity date or their contractual re-pricing date. Time deposits are reflected at the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual re-pricing interval due to the immediately available nature of these funds. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a 30 day or shorter period.

We are under no obligation to vary the rates paid on those deposits within any given period. Fixed-rate time deposits are reflected at their contractual maturity dates. Fixed-rate advances are reflected at their contractual maturity dates, and variable-rate advances are reflected in the earliest re-pricing interval, since they were borrowed under the daily-rate credit option and re-price daily.

First Bankshares, Inc. and Subsidiary

Gap Report

For the Month Ending September 30, 2009

(in thousands)

	0-180 Days	181-360 Days	1-3 Years	Over 3 Years	TOTAL
	Volume	Volume	Volume	Volume	Volume
ASSETS:
Cash and due from banks	$349	$—	$—	$—	$2,778
U.S. agencies	—	1,998	—	21,660	23,658
Mortgage-backed securities	105	324	7,942	4,659	13,030
Municipals	—	—	520	2,000	2,520
Preferred securities	—	—	—	4,527	4,527
Unrealized gains/losses	—	—	—	—	488
Other investments	—	—	—	—	54
Bank stock	—	—	—	—	2,158
Commercial loans
- Real estate	23,275	13,731	19,700	10,167	66,873
- Other	1,365	2,398	5,574	1,588	10,925
Real estate loans
- Residential land	—	87	676	772	1,535
- Residential construction	2,226	15	—	—	2,241
- Residential mortgage, 1-4 family	1,063	3,441	5,704	12,407	22,615
Consumer loans	414	413	650	389	1,866
Other loans	28	—	—	—	28
Nonaccrual loans	—	—	—	—	6,490
Allowance for loan losses	—	—	—	—	(3,002)
Premises and fixed assets	—	—	—	—	5,332
Other real estate owned	—	—	—	—	650
Other assets	—	—	—	—	2,233

TOTAL ASSETS	$28,825	$22,407	$40,766	$58,169	$166,999

LIABILITIES:
Demand deposits	$—	$—	$—	$—	$14,809
NOW accounts	143	429	1,146	2,339	4,057
MMDA	260	780	1,128	—	2,168
Savings	435	1,306	1,886	—	3,627
Time deposits > 100K	11,198	12,875	14,799	197	39,069
Time deposits < 100K	21,097	20,717	12,057	1,461	55,332
Federal funds purchased	2,526	—	—	—	2,526
Other borrowings	3,000	—	5,000	20,000	28,000
Repurchase agreements	86	—	—	—	86
Other liabilities	—	—	—	—	1,506
Unrealized gain/loss on securities	—	—	—	—	322
Stockholders’ equity	—	—	—	—	15,497

TOTAL LIABILITIES & CAPITAL	$38,745	$36,107	$36,016	$23,997	$166,999

DISCRETE:
GAP	(9,920)	(13,700)	4,750	34,172
CUMULATIVE:
GAP	(9,920)	(23,620)	(18,870)	15,302

Off-Balance Sheet Arrangements

In our normal course of business, we may have outstanding commitments for the extension of credit that are not reflected in the unaudited consolidated financial statements. These commitments represent no more than the normal lending risk that we commit to our borrowers. If these commitments are drawn, we may obtain collateral if it is deemed necessary based on management’s credit evaluation of the borrower. As of September 30, 2009, we had outstanding commitments to extend credit of $14.6 million and letters of credit of $31 thousand. Management believes these commitments can be funded, if required, through normal operations and has received commitment fees related to these lending activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by our liability insurance.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2009 annual meeting of shareholders was convened on September 29, 2009, was adjourned by a majority of the votes cast by shareholders present in person or by proxy at the meeting on September 29, 2009, and was reconvened on October 15, 2009. At the meeting convened on September 29, 2009, shareholders present in person or by proxy at the meeting considered a single proposal to adjourn the meeting until October 15, 2009 to permit additional time to consider the possibility that the NASDAQ-listing condition to closing the merger between First Bankshares and Xenith might be waived by the parties. With respect to this proposal to adjourn the meeting, shareholders voted as follows:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,868,069	—	—	—

At the reconvened meeting on October 15, 2009, shareholders considered the following proposals and voted as follows:

1. A proposal to approve the agreement of merger, as amended, between First Bankshares and Xenith, the related plan of merger, and the transactions contemplated thereby, as the same may be amended from time to time (the “merger proposal”). The proposal received the following vote:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,690,678	43,624	4,946	191,420

2. A proposal to approve an amendment to the First Bankshares articles of incorporation to change the name of First Bankshares, Inc. to Xenith Bankshares, Inc. effective at the effective time of the merger. The proposal received the following vote:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,843,114	72,893	14,661	—

3. A proposal to approve an amendment to the First Bankshares articles of incorporation to increase the number of authorized shares of First Bankshares common stock from 10 million to 100 million effective at the effective time of the merger. The proposal received the following vote:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,515,553	201,648	22,047	191,420

4. A proposal to approve an amendment to the First Bankshares articles of incorporation to authorize the issuance of up to 25 million shares of preferred stock effective at the effective time of the merger. The proposal received the following vote:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,463,194	247,423	28,631	191,420

5. A proposal to approve an amendment to the First Bankshares articles of incorporation to amend certain shareholder voting requirements effective at the effective time of the merger. The proposal received the following vote:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,713,870	182,446	34,332	—

6. A proposal to approve an amendment to the First Bankshares articles of incorporation to establish cause as the sole standard for removing directors effective at the effective time of the merger. The proposal received the following vote:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,680,502	233,939	16,227	—

7. A proposal to approve an amendment to the First Bankshares articles of incorporation to amend the procedures for persons other than directors and officers seeking indemnification from First Bankshares effective at the effective time of the merger. The proposal received the following vote:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
1,704,341	210,165	16,162	—

8. A proposal to elect as directors the following nine nominees for terms expiring at the 2010 annual meeting of shareholders or until their successors are duly elected and qualified or until such directors resign as provided in the merger proposal. The vote on each nominee was as follows:

NOMINEE	FOR	WITHHELD
Larry L. Felton	1,872,007	58,661
Peter C. Jackson	1,907,021	23,647
Jonie N. Mansfield	1,906,856	23,812
Robert M. Moore, Jr., CPA	1,910,871	19,797
Darrell G. Swanigan	1,864,701	65,967
James E. Turner, Jr.	1,899,577	31,091
Clinton L. Varner	1,909,853	20,815
Jack W. Webb, Jr.	1,895,195	35,473
Clay K. White	1,900,110	30,558

Since Proposals No. 1 through 8 were approved by shareholders at the reconvened meeting on October 15, 2009, there was no need for shareholders to vote on Proposal No. 9 to adjourn or postpone the meeting if necessary to solicit additional votes and that proposal was not submitted to a vote of shareholders.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Index:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed August 18, 2008)

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2 to Form 8-K filed May 14, 2009)

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Form 8-K filed August 14, 2009)

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Form 8-K filed October 16, 2009)

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Form 8-K filed November 5, 2009)

3.1	Articles of Incorporation of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed August 18, 2008)

3.2	Bylaws of First Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Form 8-K filed August 18, 2008)

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32	CEO/CFO certification pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANKSHARES INC.

Date: November 10, 2009	/s/ DARRELL G. SWANIGAN
Darrell G. Swanigan President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2009	/s/ ROBERT E. CLARY
Robert E. Clary, CPA Chief Financial Officer (Principal Financial and Accounting Officer)