Form 10-K
period 2009-12-31
Xenith Bankshares, Inc.
filed 2010-03-31
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

Or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-53380

Xenith Bankshares, Inc.

Exact name of registrant as specified in its charter

Virginia	80-0229922
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

One James Center, 901 E. Cary Street, Suite 1700 Richmond, Virginia	23219
Address of principal executive offices	Zip Code

(804) 433-2200

Registrant’s telephone number including area code

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $1.00	The NASDAQ Stock Market LLC
Title of Class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act),    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2009: $12,510,734.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of March 25, 2010: 5,846,928 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 6, 2010 are incorporated by reference in Part III of this report.

XENITH BANKSHARES, INC. AND SUBSIDIARY

2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1 - Business

General

First Bankshares, Inc., a Virginia corporation (“First Bankshares”), was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

Effective December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares (the “Merger”), with First Bankshares being the surviving entity in the Merger. The Merger was completed in accordance with the terms of the Agreement of Merger and related Plan of Merger, dated as of May 12, 2009 and as amended by Amendment No. 1, dated as of August 14, 2009; Amendment No. 2, dated as of October 15, 2009; Amendment No. 3, dated as of October 30, 2009; and Amendment No. 4, dated as of November 19, 2009 (collectively, the “Merger Agreement”), between First Bankshares and Xenith Corporation. At the effective time of the Merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. (“Xenith Bankshares”). In addition, following the completion of the Merger, SuffolkFirst Bank changed its name to Xenith Bank.

Pursuant to the terms of the Merger Agreement, First Bankshares shareholders were entitled to elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share for some or all of their shares of First Bankshares common stock, subject to proration in the event the aggregate cash elections exceeded 569,074 shares (or 25% of shares outstanding immediately prior to the effective time of the Merger) (the “Cash Election Number”). As of 5:00 p.m., Eastern Time, on October 15, 2009, the deadline for First Bankshares shareholders to elect to receive cash for some or all of their shares of First Bankshares common stock, First Bankshares had received aggregate cash elections with respect to 1,165,311 shares of First Bankshares common stock, representing approximately 51.2% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the Merger.

Because aggregate cash elections exceeded the Cash Election Number, the cash elections were reduced proportionally. Pursuant to the terms of the Merger Agreement, a number of cash election shares held by each First Bankshares shareholder who made a cash election equal to the product of (1) 0.488345171 (or the Cash Election Number divided by the total number of cash election shares) and (2) the total number of cash election shares held by such shareholder was converted into the right to receive $9.23 in cash (with any resulting factional shares rounded down to the next whole share). Each cash election share that was not converted into the right to receive $9.23 in cash and each share of First Bankshares common stock for which a cash election was not made represented one share of Xenith Bankshares common stock immediately following the effective time of the Merger.

Pursuant to the terms of the Merger Agreement, each share of Xenith Corporation common stock outstanding immediately prior to the effective time of the Merger, was cancelled and converted automatically into the right to receive 0.8700 shares of validly issued, fully paid and non-assessable shares of Xenith Bankshares common stock (the “Exchange Ratio”). Based on the Exchange Ratio, an aggregate of 4,139,704 shares of Xenith Bankshares common stock were issued to the former shareholders of Xenith Corporation in exchange for their shares of Xenith Corporation common stock. All fractional shares of Xenith Bankshares common stock that a Xenith Corporation shareholder would otherwise have been entitled to receive as a result of the Merger were aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $9.23 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled.

Options to purchase shares of First Bankshares common stock outstanding at the effective time of the Merger remain outstanding as options to purchase shares of Xenith Bankshares common stock. An aggregate of 906,000 options and warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the Merger were converted into an aggregate of 788,220 options and warrants to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio at an exercise price of $11.49 per share.

Based on the foregoing and the fact that there were an aggregate of 2,276,298 shares of First Bankshares common stock and an aggregate of 94,493 options to purchase shares of First Bankshares common stock outstanding at the effective time of the Merger, there were an aggregate of 5,846,928 shares of Xenith Bankshares common stock outstanding immediately following the effective time of the Merger, with First Bankshares shareholders immediately prior to the effective time of the Merger beneficially owning approximately 26.8% of the combined company’s outstanding shares of common stock and Xenith Corporation shareholders immediately prior to the effective time of the Merger beneficially owning approximately 73.2% of the combined company’s outstanding shares of common stock, on a fully diluted basis.

References in this Annual Report on Form 10-K for the year ended December 31, 2009 (this “Annual Report”) to “Xenith Bankshares,” “the Company,” “we,” “our” and “us” are to Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. References in this Annual Report to “the Bank” are to Xenith Bank.

Xenith Bankshares, through Xenith Bank, operates four full-service branches: one in Richmond, Virginia and three in Suffolk, Virginia. Xenith Bank continues to do business as SuffolkFirst Bank at its existing locations in Suffolk, Virginia. Xenith Bankshares anticipates opening a fifth branch in Tysons Corner, Virginia during the second or third quarter of 2010.

As the Merger was completed on December 22, 2009, this Annual Report reflects the operations of Xenith Bankshares (formerly First Bankshares, Inc. and its wholly-owned subsidiary, SuffolkFirst Bank) prior to the Merger. This Annual Report also reflects the post-Merger operations of the consolidated entity for the period from December 22, 2009 through December 31, 2009.

Business

The Bank’s core business development currently targets medium-sized business customers in addition to offering various consumer products. Our services and products currently consist primarily of taking deposits and making loans within our trade areas of the City of Suffolk and its adjacent cities and counties, the City of Richmond and its adjacent cities and counties, and the Northern Virginia markets, including the District of Columbia. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans and commercial and residential real estate loans and various consumer loans. We also offer a wide range of deposit products, including time deposit, automated clearing house transactions, remote capture, debit cards, 24-hour ATM access, and Internet banking and bill pay service.

In 2008, the Bank introduced Remote Deposit Express, a service designed to allow business customers to submit their deposits electronically seven days a week. Remote Deposit Express also eliminates the time, risk, and expense that businesses incur by having their employees deliver deposits to branch locations or by paying for courier pickup. In addition, we provide a variety of deposit products that includes time deposits, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet banking and bill pay service.

Executive Officers

The following table lists our executive officers and the periods of their employment.

Name	Age	Title and Previous Occupation	Employed Since
T. Gaylon Layfield, III	58	President and Chief Executive Officer of Xenith Bankshares and Xenith Bank, since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. Mr. Layfield is also currently the President of Timber Resource Management, L.L.C., a privately held timber investment management organization, having previously served in various increasing roles of responsibility with Signet Banking Corporation, a $12 billion bank holding company that was acquired by First Union Corporation (now Wells Fargo & Company), from 1975 until Signet’s acquisition in November 1997.	December 2009

Thomas W. Osgood	54	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and Xenith Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. From January 1998 to May 2007, he was with East Coast Fire Protection, Inc., a fire protection firm, where he was Executive Vice President and served in numerous finance, operating and marketing capacities.	December 2009

Ronald E. Davis	58	Executive Vice President and Corporate Secretary of Xenith Bankshares, Executive Vice President and Chief Lending Officer of Xenith Bank, since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. From December 2001 until June 2008, he served as President and CEO of Virginia Heartland Bank and then its successor, Second Bank and Trust (part of Virginia Financial Group) in Fredericksburg, Virginia.	December 2009

Darrell G. Swanigan	67	Executive Vice President of Xenith Bank and President of Xenith Bank’s Hampton Roads Region, since December 22, 2009, having previously served as President and Chief Executive Officer of First Bankshares and SuffolkFirst Bank from July 2002 until December 22, 2009.	July 2002

Wellington W. Cottrell, III	55	Executive Vice President and Chief Credit Officer of Xenith Bank, since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. From 2000 until May 2008, Mr. Cottrell served as Managing Director of Risk Management in the Corporate and Investment Banking Group at SunTrust Bank.	December 2009

W. Jefferson O’Flaherty	55	Executive Vice President of Xenith Bank, since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. Mr. O’Flaherty served as Regional Managing Director of Wachovia Wealth Management for Wachovia Bank (now Wells Fargo & Company) from 2001, when First Union Bank merged with Wachovia Corporation, until December 2007.	December 2009

Employees

We had 66 employees, including 63 full-time employees, at December 31, 2009, all of whom were employed by Xenith Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good. Based on the Bank’s vision statement of “creating the bank you have always wanted to do business with… and the bank we have always wanted to work for,” we believe that our employees are well-suited for accomplishing this goal and establishing the Bank as a good corporate citizen in our communities.

Supervision and Regulation

General

Xenith Bank is a Virginia state chartered bank regulated by the Federal Reserve Bank (the “Federal Reserve”) and the Bureau of Financial Institutions of Virginia (the “Bureau of Financial Institutions”). Xenith Bank operates as a subsidiary under Xenith Bankshares, a one bank holding company. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Xenith Bankshares and the Bank are required by the Federal Reserve and the Bureau of Financial Institutions to file semi-annual and quarterly financial reports, respectively, on our financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic onsite and offsite examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors and the deposit insurance funds and are not intended to protect our various shareholders. Additionally, we must bear the cost of compliance with reporting and other regulations; this cost can be significant and could affect our financial performance.

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

Insurance of Accounts and Regulatory Assessments

Our deposit accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC and are subject to regulation, supervision, and regular examination by the Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of our business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location and number of branch offices.

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $77,800 recognized by the Bank in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $1,018,700 in prepaid risk-based assessments, which is included in other assets on the accompanying consolidated balance sheet as of December 31, 2009.

FDIC insurance expense totaled $260,560 in 2009. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Bank Capital Adequacy Guidelines

The Federal Reserve Board (the “Federal Reserve Board”) has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of total capital (4%) must be composed of “Tier 1 capital,” which is defined as common equity, retained earnings, and qualifying perpetual preferred stock less certain intangibles. The remainder may consist of “Tier 2 capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the Allowance for Loan Losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. Government and Agency Securities to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans, and consumer loans. Residential first mortgage loans on one- to four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans.

In addition to the risk-based capital requirements, the Federal Reserve has established a minimum 4.0% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement.

The highest rated banks are those that have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings; and that, in general, are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which it will achieve its minimum Leverage Capital Ratio requirements. A bank that fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.05% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, provided it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary to operate in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

Gramm-Leach-Bliley Act of 1999

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

To be eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized and well-managed and have a least a satisfactory rating under the Community Reinvestment Act of 1977 (See “Community Reinvestment Act” below). In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company.

Although the Act is considered one of the most significant banking laws since Depression-era statutes were enacted, the act has not, and we do not expect that the act will in the future, materially affect our products, services, or other business activities, nor do we believe that the Act will have a material adverse impact on our operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Act may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

Payment of Cash Dividends

Xenith Bankshares is a legal entity, separate and distinct from the Bank. Both the Company and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. The Company is organized under the Virginia Stock Corporation Act, which has restrictions prohibiting the payment of dividends if after giving effect to the dividend payment, the Company would not be able to pay its debts as they become due in the usual course of business, or if the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be required, if the Company were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, the Company generally should not maintain a rate of distributions to shareholders unless our available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 4, 2009 and revised March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions, and capital repurchases by bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends if: (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and only (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In particular, under the current supervisory practices of the Federal Reserve Board, prior approval from the Federal Reserve Board and a supermajority of the Bank’s shareholders is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

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

Certain Acquisitions

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is also discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, any bank holding company located in Virginia may purchase a bank located outside of Virginia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Virginia may purchase a bank located inside Virginia. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in Bank Control

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to Xenith Bankshares, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Sound Banking Practice

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Under FIRREA, a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Xenith Bank is an FDIC-insured depository institution, with respect to which BankCap Partners Fund is a bank holding company. BankCap Partners Fund is also a bank holding company for Atlantic Capital Bank, an Atlanta, Georgia based bank. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. In such event, our shareholders will experience a reduction in the value of the stock owned by them and could experience a complete loss of their investment. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

Anti-Tying Restrictions

Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (the “TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on June 30, 2010. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.

Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank participates in the Transaction Account Guarantee portion of the TLGP. The Company and the Bank opted out of participating in the Debt Guarantee program.

Standards for Safety and Soundness

The FDIC has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If the Bank were to fail to meet these standards, the FDIC could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The FDIC has authority to issue orders to secure adherence to the safety and soundness standards.

Reserve Requirement

Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $10.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.3 million up to and including $44.4 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $44.4 million, a reserve requirement of $1.023 million plus 10% of that portion of the total transaction accounts greater than $44.4 million.

•	The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2009, the Bank had no reserve requirement.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in United States government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Board of Governors of the Federal Reserve Board establishes a target Federal Fund Rate and the Discount Rate. The actions taken by the Federal Reserve System will dictate the general condition of interest rates in the market place.

The Bank’s earnings are primarily a function of differentials between interest rates. Depending on the Bank’s asset/liability strategy, actions taken by the Federal Reserve may have a positive or negative effect on profitability. We cannot predict the actions of the Federal Reserve, nor can we guarantee that our asset/liability strategy is consistent with action taken by the Federal Reserve.

Community Reinvestment Act

The Community Reinvestment Act requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. To the knowledge of management, the Bank is meeting its obligations under this act.

Branch and Interstate Banking

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

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. Virginia has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches if the home state of the bank has a reciprocal statute.

Regulatory Enforcement Authority

Federal and state banking law grants substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholder of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Our policy on loans to insiders established a maximum loan amount, which includes all other outstanding loans to such persons, as to which such prior board of director approval is required, of the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

USA Patriot Act of 2001

The USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. which occurred on September 11, 2001 and is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Investors and other interested parties may read and copy any document that we file, including this Annual Report, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors and other interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors and other interested parties can electronically access our SEC filings.

We make available free of charge on or through our website (www.xenithbank.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 1A - Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

The integration of Xenith Corporation and First Bankshares may be more difficult, costly or time-consuming than expected, or could result in the loss of customers.

Until the completion of the Merger on December 22, 2009, Xenith Corporation and First Bankshares operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Xenith Bankshares for an undetermined period after the completion of the Merger. As with any Merger involving banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. There can be no assurance that customers will readily accept changes to their banking arrangements after the completion of the Merger.

Difficult market conditions have adversely affected the banking industry.

Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, such as commercial real estate loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and commercial borrowers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates for financial institutions, which may impact charge-offs and provisions for credit and fraud losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and Xenith Bankshares.

The soundness of other financial institutions with which we do business could adversely affect us.

The ability of Xenith Bank to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to credit risk in the event of default of a counterparty or client. In addition, this credit risk may be exacerbated when the collateral held by Xenith Bankshares or Xenith Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due them. There is no assurance that any such losses would not materially and adversely affect our results of operations.

For example, in the normal course of its business, SuffolkFirst Bank purchased various loan participations in loans made by Silverton Bank National Association (“Silverton”) and its subsidiary, Specialty Finance Group, LLC (“SFG”). At December 31, 2009, the total of these loans serviced by Silverton and/or SFG was $16.3 million, or approximately 16% of our total loans. On May 1, 2009, Silverton was closed by the Comptroller of the Currency and the FDIC was appointed as its receiver, charged with the duty of winding up the affairs of Silverton. On May 5, 2009, we were informally advised that SFG remained open for business and intended to continue to service participation agreements in accordance with past practices. In May 2009, ten of SuffolkFirst Bank’s loan participation agreements were with SFG and three were with Silverton. At December 31, 2009, ten of these loans were serviced by SFG and no loans were serviced by Silverton, as Silverton’s interests were purchased by other banks. As of February 2010 the FDIC hired Deutsche Bank to sell a significant portion of SFG’s loan portfolio, of which five of our ten SFG loans are included. There can be no assurance that Silverton’s failure or the possible sale of SFG’s loans will not have an adverse effect on our various loan participations with SFG, which, in turn, could potentially lead to increased provisions for loan losses and otherwise adversely affect our operating results and financial condition.

Because Xenith Bank’s loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans, our earnings are particularly sensitive to the financial and credit risks associated with these types of loans.

The financial and credit risk associated with commercial and industrial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer-type loans, and the effects of general economic conditions. Any significant failure to pay on time by Xenith Bank’s customers or a significant default by Xenith Bank’s customers would hurt our results of operations.

A significant portion of our loan portfolio is secured by income producing property. Our commercial real estate loan portfolio represented approximately 60% of our total loan portfolio as of December 31, 2009. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. Commercial real estate loans will typically be larger than consumer-type loans and may pose higher risks than other types of loans. In addition, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. In addition, we may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Currently, the availability of permanent financing alternatives in the market has been reduced and has thereby increased the re-financing risks inherent in our loan portfolio.

In addition to commercial real estate loans that are or will be secured by commercial real estate, our commercial and industrial loans include owner-occupied real estate loans that are secured in part by the value of the real estate. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. Additionally, the weakening of the commercial real estate market may increase the likelihood of default of these commercial real estate loans, which would negatively impact loan portfolio performance and potentially negatively impact the results of operations and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. In addition, banking regulators are giving greater scrutiny to commercial real estate lending and may require banks with higher levels of commercial real estate loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of commercial real estate loan concentrations, regulators are also considering requiring increased levels of reserves for loan losses as well as the need for additional capital. Any of these events could increase our costs, require management time and attention and negatively impact our business.

If the value of assets securing our loans decline materially, the quality of our portfolio could diminish, which could have a material adverse effect on us.

Our loan portfolio contains a significant number of loans that were originated based on values that were higher than values determined under current market conditions. These loans are primarily secured by real estate. Asset quality issues may arise as a result of the general decrease in market values and could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

Decisions regarding credit risk could be inaccurate and the allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Xenith Bank’s loan portfolio and a very small portion of its investment portfolio exposes it to credit risk. Inherent risks in lending include the business behavior of competitors, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans will be an essential element of Xenith Bank’s business, and there is a risk that some portion of the loans will not be repaid.

The risk of nonpayment is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

As do all financial institutions, Xenith Bank will maintain an allowance for loan and lease losses and other reserves to absorb the level of losses in its portfolios. However, our reserves may not be sufficient to cover the loan and lease losses that we actually incur. While we maintain a reserve at a level management believes is adequate, our charge-offs could exceed these reserves.

As of the Merger date, as required by purchase accounting rules, we recorded SuffolkFirst Bank’s loans at fair value by creating a discount and eliminating the allowance for the loans. However, as we grow the loan portfolio and/or to the extent that the credit losses of the purchased loan portfolio are greater than were believed in our fair value adjustment at the date of the Merger, our earnings will be negatively impacted.

Going forward, we will use two separate methods to manage the loan portfolio: we will assess the discount on the purchased loans and make adjustments based on the performance of this portfolio both in terms of credit and interest rate risks. These two variables will impact how we accrue our discount into income and over what time period. Separately, we will establish an allowance of loan and lease losses that primarily reflects the growth of new loans generated since the Merger date. However, because there is no precise method of predicting loan losses, there is no assurance that our actual losses will not exceed both our discount and allowance estimates. As a result, we will always face the risk that charge-offs in future periods will exceed our reserves and that additional increases in our estimates may be required.

In addition, bank regulatory agencies may require us to establish additional reserves. Additions to the reserves will result in a decrease in net income and capital and could hinder our ability to grow assets.

Commercial real estate lending guidance issued by the federal banking regulators could impact our operations and capital requirements.

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006, entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2009, we are not subject to additional supervisory analysis. We do not anticipate that Xenith Bank’s commercial real estate lending practices will subject it to this guidance. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to Xenith Bank’s commercial real estate portfolio. Management will undertake controls to monitor Xenith Bank’s commercial real estate lending, but we cannot predict the extent to which this guidance may impact the future operations or capital requirements of Xenith.

We have unfunded commitments that arise from our normal course of business.

At December 31, 2009, we had $13,794,156 of unfunded commitments that do not show up on our balance sheet. We believe these commitments present no more than normal lending risk and can be funded, if needed, through our normal operations.

We also have exposure in the consumer lending business, including first mortgages, second mortgages, and home equity lines, the preponderance of which is on the primary residences of borrowers in our market.

The current recession has negatively affected the values of real estate in our market, as well as employment in our area. While we have monitored this impact and have set reserves against this portfolio, there can be no assurance that our reserves are enough or that this real estate decline will not continue, which could lead to increased portfolio losses in the future thereby decreasing our net income.

Failure to implement our business strategies may adversely affect our financial performance.

The former directors and executive officers of Xenith Corporation who became directors and executive officers of Xenith Bankshares following the completion of the Merger have developed a business plan that details the strategies they intend to implement for Xenith Bank. If they cannot implement their business strategies, Xenith Bank will be hampered in its ability to maintain and develop business and serve its customers, which could in turn have an adverse effect on our financial performance. Even if their business strategies are successfully implemented, they may not have the favorable impact on operations that they anticipate.

We may not be able to access funding sufficient to support our asset growth.

Our business plan and marketing strategy is based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits. Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, FDIC insurance costs, returns available to customers on alternative investments and general economic conditions. If local customer deposits are not sufficient to fund Xenith Bank’s asset growth, we will look to outside sources such as advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). The FHLB is a secured funding outlet. The ability to access advances from the FHLB will be dependent upon whether and to the extent we can provide collateral. We may also look to brokered deposits as a source of liquidity as discussed immediately below under “—our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity.”

Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity.

Depositors that invest in brokered certificates of deposit are generally interest rate sensitive and well-informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to a bank’s deposit base as traditional local retail deposit relationships. In addition, our liquidity may be negatively affected if that funding source experiences supply difficulties due to loss of investor confidence or a flight to other investments. Regulatory developments with respect to wholesale funding, including increased FDIC insurance costs for or limits on the use of these deposits, may further limit the availability of that alternative. In light of regulatory pressure, there may be a cost premium for locally generated certificates of deposit as compared to brokered deposits, which may increase our expenses.

Xenith Bank will rely on short-term funding, which can be adversely affected by local and general economic conditions.

As of December 31, 2009, $25.6 million, or 22.44%, of Xenith Bank’s deposits, consisted of demand, statement savings, money market, and NOW accounts. The $88.5 million remaining balance of deposits includes certificates of deposit, of which approximately $57.5 million, or 50.98% of Xenith Bank’s total deposits, is due to mature within one year. The ability of Xenith Bank to attract and maintain deposits, as well as its cost of funds, has been, and will continue to be significantly affected by money market and general economic conditions. If Xenith Bank increases interest rates paid to retain deposits, its earnings may be adversely affected.

We may not be able to raise additional capital on terms favorable to us or at all.

We may need additional capital to support our business, expand our operations or maintain our minimum capital requirements. However, we may not be able to raise additional funds through the issuance of additional shares of our common stock or other securities. Furthermore, the significant amount of our common stock that BankCap Partners Fund owns may discourage other potential investors from offering to acquire newly issued shares. Even if we are able to obtain capital through the issuance of additional shares of our common stock or other securities, the sale of these additional shares could significantly dilute the ownership interest of then existing shareholders. In addition, the holders of warrants and options for our common stock could exercise them when we could otherwise obtain capital by offering additional securities on terms more favorable to it than those provided by the warrants and options.

Failure to manage expansion may adversely affect our financial performance.

Our ability to offer products and services and implement our business plan successfully in a highly competitive market requires an effective planning and management process. Future expansion efforts, internally or through acquisitions, could be expensive and put a strain on our management, financial, operational, and technical resources. We also expect to hire a number of new employees. To manage growth effectively, we will likely have to enhance financial and accounting systems and controls, as well as integrate new personnel and manage expanded operations. There can be no assurance that we will be able to effectively manage our expanding operations. If we are unable to manage growth, our business, financial condition, and results of operations could be materially and adversely affected.

Our business is dependent on technology and an inability to invest in technological improvements or obtain reliable technological support may adversely affect our results of operation and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to grow and compete will depend in part upon the ability to address the needs of customers by using technology to provide products and services that will satisfy their operational needs, while managing the costs of expanding our technology infrastructure. Many competitors have substantially greater resources to invest in technological improvements and third-party support. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. For the foreseeable future, we expect to rely on third-party service providers and on other third parties for services and technical support. If those products and services become unreliable or fail, the adverse impact on customer relationships and operations could be material.

Fluctuations in interest rates could reduce our profitability as we expect to realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings of Xenith Bank.

We will depend on Xenith Bank for income. Xenith Bank’s earnings are significantly dependent on its net interest income, as Xenith Bank is expected to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Xenith Bank will experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to Xenith Bank’s position, this “gap” may work against Xenith Bank, negatively affecting our earnings. We are not able to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, rising in unemployment, tightening money supply, and disorder and instability in domestic and foreign financial markets. Although we have designed our asset-liability management strategy to mitigate our risk from changes in market interest rates, we may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

We will face intense competition in our target markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending and home equity lending, is highly competitive, and we have encountered, and will continue to encounter, strong competition for deposits, loans and other financial services in our target markets in each of our lines of business. Xenith Bank’s principal competitors are other commercial banks in its target markets. However, additional competition is and will continue to be provided by savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions and mortgage companies with respect to some of Xenith Bank’s products and services. Many of Xenith Bank’s non-bank competitors are not subject to the same degree of regulation as Xenith Bank is and have advantages over it in providing certain services. Many of Xenith Bank’s competitors are significantly larger than Xenith Bank and have greater access to capital and other resources, higher lending limits and larger branch networks. Xenith Bank has opened a branch in Richmond, Virginia and anticipates opening a branch in Tysons Corner in Northern Virginia in the second or third quarter of 2010. SuffolkFirst Bank did not have branches in Richmond or Tysons Corner and, as such, Xenith Bank will not be able to build from a pre-existing customer base in either of these markets. To expand into Richmond and Tysons Corner, Xenith Bank will have to compete successfully against banks with established businesses, relationships, and reputations in those markets. There is no assurance that Xenith Bank will be able to do so.

Xenith Bank may become subject to significant liabilities in the event it forecloses on or takes title to real property.

When underwriting a commercial real estate loan, Xenith Bank will generally take a lien on the commercial real estate and, in some instances upon a default by the borrower, Xenith Bank may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. Many environmental laws can impose liability regardless of whether Xenith Bank knew of, or was responsible for, any contamination of property upon which it may foreclose.

An economic downturn or recession, especially one affecting the target markets of Xenith Bank, may have an adverse effect on its financial performance.

General economic conditions impact the banking industry. Delinquencies and credit losses in the financial services industry generally increase during economic downturns or recessions. Likewise, loan demand may decline during an economic downturn or recession. Accordingly, an economic downturn or recession, either local or national, could adversely affect the financial performance of Xenith Bank as customers default on their loans with Xenith Bank or carry lower balances. Unlike many of its larger competitors, the majority of Xenith Bank middle-market businesses and individuals are located or doing business in the target markets of Xenith Bank. As a result, the operations and profitability of Xenith Bank may be more adversely affected by a local economic downturn or recession than those of larger, more geographically diverse competitors. Factors that adversely affect the economy in the target markets of Xenith Bank could reduce its deposit base and demand for products and services, which may decrease earnings. An adverse change in the local economy could make it more difficult for borrowers to repay their loans, which could lead to loan losses for Xenith Bank.

Xenith Bank will depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, Xenith Bank may rely on information furnished by or on behalf of its customers and counterparties, including financial statements, credit reports and other financial information. Xenith Bank may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on business and, in turn, results of operation and financial condition.

Consumers and businesses may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. The possibility of eliminating banks as intermediaries could result in the loss of interest and fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the results of operations and financial condition of Xenith Bank.

We are dependent on our key personnel, including our executive officers and directors, and the loss of such persons may adversely affect our operations and financial performance.

We will be for the foreseeable future dependent on the services of Mr. Layfield, who is our President and Chief Executive Officer; Mr. Osgood, who is our Chief Financial Officer and Chief Administrative Officer; and Messrs. Cottrell, Davis and O’Flaherty. Should the services of these individuals or other key executives become unavailable, there can be no assurance that a suitable successor could be found who would be willing to be employed upon the terms and conditions that we would offer. A failure to replace any of these individuals promptly could have an adverse effect on our results of operations and financial performance. Additionally, the community involvement, diverse backgrounds, and extensive local business relationships of the individuals who serve as directors of Xenith Bankshares will be important to our success. If the composition of our Board of Directors were to change materially, our banking business may suffer.

System failure or breaches of our network security could lead to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure that we use could be vulnerable to unforeseen problems. Our operations are dependent in part upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in operations could have an adverse effect on customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers.

We are subject to extensive regulation in the conduct of their business operations, which could adversely affect our financial results.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth, among other things. For example, federal and state consumer protection laws and regulations will limit the manner in which Xenith Bank may offer and extend credit. From time to time, the U.S. Congress and state legislatures consider changing these laws and may enact new laws or amend existing laws to further regulate the financial services industry. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive or more difficult to collect from customers who have declared bankruptcy.

BankCap Partners Fund is a bank holding company that is deemed to be a multi-bank holding company for two institutions.

Under the Federal Reserve Board guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries. In addition, the Federal Deposit Insurance Corporation Act of 1991 requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Currently, BankCap Partners Fund is deemed a bank holding company for Atlantic Capital Bank, an Atlanta, Georgia-based bank, and Xenith Bank. The position of BankCap Partners Fund as a source of strength to other depository institutions may limit its ability to serve as a source of strength for Xenith Bank and could adversely affect Xenith Bank’s ability to access resources of BankCap Partners Fund. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Xenith Bank may be obligated to provide financial assistance to any other financial institution as to which BankCap Partners Fund is deemed to be a bank holding company.

A bank for which BankCap Partners Fund is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners Fund. Accordingly, Xenith Bank may be obligated to provide financial assistance to Atlantic Capital Bank or any other financial institution regarding which BankCap Partners Fund is deemed to be a bank holding company. Any financial assistance that Xenith Bank has to provide could reduce our capital.

Item 2 - Properties

The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2009:

Office Location	Owned or Leased	Lease Terms
One James Center (Headquarters)	Leased	Initial term of 62 months with two options to extend for a three year period each
901 E. Cary Street, Suite 1700
Richmond, VA 23219

Boulders (Operations Center)	Leased	Initial term of 65 months with two options to extend for a three year period each
1011 Boulder Spring Drive, Suite 410
Richmond, VA 23225

McLean Office	Leased	Intial term of 87 months with one option to extend for a three year period
800 Greensboro Drive, Suite 1400
McLean, VA 22102

North Suffolk Branch	Owned
3535 Bridge Road
Suffolk, VA 23435

Plaza Branch	Leased	Initial term of five years with an automatice five-year renewal
1000 N. Main Street
Suffolk, VA 23434

Bosley Branch	Owned
100 Bosley Avenue
Suffolk, VA 23434

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3 - Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Presently there are no legal proceedings, existing or pending, of which management is aware.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchase of Equity Securities

Our common stock began trading on the NASDAQ Capital Market in July 2004 under the trading symbol SUFB. Following completion of the Merger on December 22, 2009, the trading symbol was changed from SUFB to XBKS. The following table summarizes the high and low sales prices, as reported by NASDAQ, for the years ended December 31, 2009 and 2008:

NASDAQ Stock Prices

For the years ended December 31, 2009 and 2008

	2009		2008
Quarter	High	Low	High	Low
First	$4.01	$1.57	$8.00	$6.50
Second	8.00	1.85	7.88	7.00
Third	7.39	5.00	7.00	4.54
Fourth	9.00	3.50	4.85	3.26

As of March 25, 2010, we had 5,846,928 shares of common stock outstanding with a par value of $1.00 per share, held by approximately 1,859 shareholders of record.

We have not paid any dividends since our inception. We do not intend to pay any dividends in the foreseeable future. As discussed in Part I, Item 1, “Business — Supervision and Regulation – Payment of Cash Dividends,” state and federal laws and regulations limit the amount of dividends that we may pay. Further, even if we have earnings in an amount sufficient to pay dividends, our board of directors may decide to retain earnings for the purposes of financing growth. No assurance can be given that our earnings, if any, will ever permit the payment of dividends to our shareholders.

Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results

Cautionary Notice About Forward-Looking Statements

We make forward-looking statements in this Annual Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of operations or performance plans and objectives for future operations, projections of revenues and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Also, when we use the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “would,” “could,” “project,” “predict,” or similar expressions, we are making forward-looking statements. Many possible events or factors could materially affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by our forward-looking statements include the following:

•	those discussed and identified in our public filings with the SEC;

•	our ability to integrate our operations following the Merger in a timely and efficient manner;

•	general economic or business conditions, which may be worse than expected and may cause further deterioration of asset values;

•	exposure to counterparties in the financial industry;

•	decisions regarding credit risk and levels of allowance for loan losses;

•	our ability to enact our business strategy for the combined company;

•	our ability to access funding to support our asset growth;

•	our use of brokered deposits and any limitations imposed on our ability to do so by our regulators;

•	our ability to manage growth;

•	reduction of operating margins caused by changes in the interest rate environment;

•	competition in our target markets;

•	our dependence on key personnel;

•	our dependence on technology;

•	legislative or regulatory changes; and

•	costs associated with compliance efforts and regulatory actions.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will actually be achieved. We are under no duty to update any of the forward-looking statements to conform those statements to actual results. In evaluating these statements, you should consider various factors, including the risks outlined in Part I, Item 1A, “Risk Factors.”

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included in Part II, Item 8, “Financial Statements and Supplementary Data”. The data presented is derived from our audited financial statements and footnotes appearing elsewhere in this Annual Report.

Effect of the Merger

Effective December 22, 2009, First Bankshares and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (the “Merger”), with First Bankshares being the surviving entity in the Merger. At the effective time of the Merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the Merger, SuffolkFirst Bank changed its name to Xenith Bank.

Although the Merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. As the Merger was completed on December 22, 2009, this Annual Report reflects the operations of Xenith Bankshares (formerly First Bankshares, Inc. and its subsidiary SuffolkFirst Bank) prior to the Merger. This Annual Report also reflects the post-Merger operations of the consolidated entity for the period from December 22, 2009 through December 31, 2009 and we included information related for the period January 1, 2009 through December 22, 2009 due to the short period subsequent to the date of the Merger and to be more comparable to operating results for the year ended December 31, 2008.

Unless otherwise stated herein or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “we,” “our” and “us” at and for the year ended December 31, 2008 and the period from January 1, 2009 through December 22, 2009 are to First Bankshares and its wholly-owned subsidiary, SuffolkFirst Bank, and references to “the Bank” are to SuffolkFirst Bank. Unless otherwise stated herein or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “we,” “our” and “us” at and for the year ended December 31, 2009 are to Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank, and references to “the Bank” are to Xenith Bank.

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

For the period January 1, 2009 through December 22, 2009 and the year ended December 31, 2008 our net loss was $4,306,961, compared to net income of $245,138 in 2008. Our net income and per share income have declined as indicated in the following table (see page 56 for per share calculations):

Net Income Comparison

For the period January 1, 2009 through December 22, 2009 and the year ended December 31, 2008

	2009	2008
Net income (loss)	$(4,306,961)	$245,138
Per share income (loss)	(1.90)	0.11

Net Interest Income

Net interest income is affected by changes in interest rates, the volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. Management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by senior management with the oversight of our board of directors. The “net interest margin” is a commonly utilized statistic related to changes in interest income. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income for the period January 1, 2009 through December 22, 2009 was $4,445,047. By comparison, net interest income for 2008 was $4,245,611. The net interest margin at December 31, 2009 was 2.82% a slight decline from the 2.84% at December 31, 2008.

The following table, “Average Balances, Interest Income/Expenses, and Average Yield/Rates,” provides a detailed analysis of the effective yields and rates on interest-earning assets and interest-bearing liabilities for the periods indicated. The average balances and other statistical data used in this table were calculated using daily average balances.

Average Balances, Interest Income/Expense, and Average Yield/Rates

For the years ended December 31, 2009, 2008 and 2007

										2009 vs. 2008			2008 vs. 2007
	Average Balances [1]			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2009	2008	2007	2009	2008	2007	2009	2008	2007		Rate	Volume		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,121	$4,745	$1,306	0.18%	1.26%	4.90%	$2	$60	$64	$(58)	$(12)	$(46)	$(4)	$(173)	$169
Investment securities	47,555	46,402	34,116	5.10%	6.09%	5.26%	2,423	2,825	1,794	(402)	(472)	70	1,031	384	647
Loans, net [2]	113,523	113,433	87,550	5.66%	6.48%	7.65%	6,428	7,348	6,694	(920)	(926)	6	654	(1,330)	1,984

Total interest-earning assets	162,199	164,580	122,972	5.46%	6.22%	6.95%	8,853	10,233	8,552	(1,380)	(1,410)	30	1,681	(1,119)	2,800
Noninterest-earning assets:
Cash and cash equivalents	4,160	2,996	3,282
Premises and equipment	5,471	5,728	3,840
Other assets	3,172	1,990	1,463
Allowance for loan losses	(2,344)	(1,050)	(871)

Total noninterest-earning assets	10,459	9,664	7,714
Total assets	$172,658	$174,244	$130,686

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand and money market accounts	$6,963	$6,246	$5,691	0.30%	1.17%	0.91%	$21	$73	$52	$(52)	$(60)	$8	$21	$16	$5
Savings accounts	3,433	2,621	2,257	0.76%	1.18%	1.20%	26	31	27	(5)	(15)	10	4	—	4
Time deposits	101,483	103,669	80,972	3.55%	4.39%	4.95%	3,602	4,551	4,005	(949)	(853)	(96)	546	(581)	1,127
Federal funds purchased and borrowed funds	28,078	30,075	10,229	2.24%	3.00%	4.36%	628	903	446	(275)	(215)	(60)	457	(408)	865

Total interest-bearing liabilities	139,957	142,611	99,149	3.06%	3.90%	4.57%	4,277	5,558	4,530	(1,281)	(1,143)	(138)	1,028	(973)	2,001
Noninterest-bearing liabilities:
Noninterest demand deposits	14,032	14,212	14,176
Other liabilities	1,429	1,284	1,192

Total noninterest-bearing liabilities	15,461	15,496	15,368
Shareholders’ equity:	17,240	16,137	16,169
Total liabilities and shareholders’ equity	$172,658	$174,244	$130,686

Interest rate spread [3]				2.40%	2.32%	2.38%

Net interest income [4]							$4,576	$4,675	$4,022	$(99)	$(267)	$168	$653	$(146)	$799

Net interest margin [5]				2.82%	2.84%	3.27%

[1]	Average balances are computed on a daily basis.
[2]	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield earned on interest-earning assets, less the average rate incurred on interest-bearing liabilities.
[4]	Net interest income is interest income on average interest-earning assets, less interest expense on average interest-bearing liabilities.
[5]	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

The primary decrease in noninterest income for the period January 1, 2009 through December 22, 2009 compared to the year ended December 31, 2008 was due to $48,000 decrease in service charges on deposits, $32,000 decrease in gain on sale of investments and reduced dividend income of $150,000 related to Federal Reserve Bank Stock and Federal Home Loan Bank Stock.

Noninterest Expense

The majority of the increase in noninterest expense components was related to salaries and employee benefits, which increased from $2,145,123 in 2008 to $2,495,355 for the period ended December 22, 2009. The increase from 2008 to December 22, 2009 can be attributed to Merger-related compensation. Other significant expenses include FDIC assessments of $247,934; increased data processing expenses, from $130,318 in 2008 to $284,935 for the period ended December 22, 2009; and increased professional fees, from $197,597 in 2008 to $1,710,727 for the period ended December 22, 2009, due to Merger-related expenses.

Income Taxes

The Bank realized a loss before income taxes of $6,525,761 for the period ended December 22, 2009. For the year ended December 31, 2008, income before income taxes was $362,438. An income tax benefit of $2,218,800 was realized as of December 22, 2009, compared to income tax expense of $117,300 in 2008.

Financial Condition

Loans

The following table presents information pertaining to the composition of loans as of the dates indicated:

Loan Portfolio

As of December 31, 2009, 2008 and 2007

	2009			2008			2007
	Amount		Percent of Total	Amount		Percent of Total	Amount		Percent of Total
Commercial
- Real estate	$34,978,917	[1]	34.28%	$40,325,987	[2]	34.39%	$40,553,316	[3]	38.74%
- Other	43,467,134		42.59%	46,801,108		39.92%	38,055,913		36.36%
Residential real estate
- Land and construction	1,475,005		1.45%	1,844,873		1.57%	2,254,403		2.15%
- Mortgage, 1-4 family	20,586,270		20.17%	25,921,293		22.11%	21,140,546		20.20%
Installment loans to individuals	1,523,660		1.49%	2,343,175		2.00%	2,612,593		2.50%
Overdrafts	18,711		0.02%	10,859		0.01%	48,929		0.05%

Total loans	102,049,697		100.00%	117,247,295		100.00%	104,665,700		100.00%
Less: Unearned fees, net	—			—			(62,215)

Net loans	102,049,697			117,247,295			104,727,915
Less: Allowance for loan losses	—			1,687,284			941,820

Loans, net of allowance	$102,049,697			$115,560,011			$103,786,095

[1]	As of December 31, 2009, 30% of commercial real estate loans were secured by hotels, 18% were secured by commercial land and construction, 10% were secured by land development, 9% were secured by condos and condo construction, 1% were secured by residential land and construction, and 32% were secured by other collateral.
[2]	As of December 31, 2008, 30% of commercial real estate loans were secured by hotels, 24% were secured by commercial land and construction, 9% were secured by land development, 11% were secured by condos and condo construction, 10% were secured by residential land and construction, and 16% were secured by other collateral.
[3]	As of December 31, 2007, 36% of commercial real estate loans were secured by hotels, 21% were secured by commercial land and construction, 9% were secured by land development, 11% were secured by condos and condo construction, 4% were secured by residential land and construction, and 19% were secured by other collateral.

The information presented below is classified as it was reported for the years ended December 31, 2006 and December 31, 2005. However, it is not classified in the same manner as the loan portfolio starting in 2007. Loan coding in more recent years has evolved to take into account numerous loan characteristics and segmentation, including collateral codes.

Loan Portfolio

As of December 31, 2006 and 2005

	2006			2005
	Amount		Percent of Total	Amount		Percent of Total
Commercial
- Real estate	$39,935,903	[1]	53.01%	$32,318,891	[2]	51.68%
- Other	13,140,234		17.44%	9,212,737		14.73%
Real estate
- Land and construction	3,414,123		4.53%	2,805,999		4.48%
- Mortgage, 1-4 family	16,389,489		21.76%	15,978,142		25.55%
Installment loans to individuals	2,449,667		3.25%	2,210,544		3.53%
Overdrafts and other loans	2,934		0.01%	9,409		0.03%

Total loans	75,332,350		100.00%	62,535,722		100.00%
Less: Unearned fees, net	51,935			33,411

Net loans	75,280,415			62,502,311
Less: Allowance for loan losses	826,595			611,504

Loans, net of allowance	$74,453,820			$61,890,807

[1]	As of December 31, 2006, 57% of commercial real estate loans were secured by business locations, 18% were secured by rental properties, 2% were secured by churches, 2% were secured by farms, and 21% were secured by other collateral.
[2]	As of December 31, 2005, 59% of commercial real estate loans were secured by business locations, 18% were secured by rental properties, 11% were secured by churches, 7% were secured by farms, and 5% were secured by other collateral.

The following table presents information regarding the maturity of loans as of the date indicated:

Maturity Analysis of the Loan Portfolio

As of December 31, 2009

	Within 1 year	Variable Rate			Fixed Rate			Total Maturities
		1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total
Commercial
- Real estate [1]	$16,499,422	$10,207,841	$—	$10,207,841	$4,570,906	$45,256	$4,616,162	$31,323,425
- Other [2]	13,678,581	1,312,025	4,469	1,316,494	26,974,618	1,150,580	28,125,198	43,120,273
Real estate
- Residential land and construction	254,688	—	—	—	728,318	491,999	1,220,317	1,475,005
- Mortgage, 1-4 family [3]	3,530,233	3,104,027	825,380	3,929,407	7,588,001	5,411,401	12,999,402	20,459,042
Installment loans to individuals	580,126	70,843	—	70,843	847,248	25,443	872,691	1,523,660
Overdrafts and other loans	18,711	—	—	—	—	—	—	18,711

Total loans	$34,561,761	$14,694,736	$829,849	$15,524,585	$40,709,091	$7,124,679	$47,833,770	$97,920,116

[1]	Excludes $3,150,167 in nonaccrual variable-rate loans and $505,325 in nonaccrual fixed-rate loans.
[2]	Excludes $346,861 in nonaccrual fixed-rate loans.
[3]	Excludes $127,228 in nonaccrual variable-rate loans.

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

Real estate residential construction loans generally consist of financing the construction of 1-4 family dwellings. As of December 31, 2009, real estate residential construction loans totaled $170,000.

Loans secured by real estate comprised 88.5% of our loan portfolio at December 31, 2009 and 83.67% at December 31, 2008. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Allowance for Loan Losses

Management determines the Allowance for Loan Losses based on an ongoing evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for varying types of loans that we incur in our portfolio as well as loss history form banks across the country often assimilated by regulatory agencies and other banking industry groups. Qualitative factors are many and include, among other things, the amounts and timing of borrower cash flows as well as the ultimate value upon disposition of collateral when applicable. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the Allowance for Loan Losses are made by charges to the provision for loan losses, which is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss). Loans deemed to be uncollectible are charged against the Allowance for Loan Losses, and recoveries of previously charged-off amounts are credited to the Allowance for Loan Losses.

The Allowance for Loan Losses consists of (1) a component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, Accounting by Creditors for Impairment of a Loan, and (2) components of collective loan impairment recognized pursuant to Topic 450, Accounting for Contingencies. We maintain specific reserves for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. On a quarterly basis, management reviews all commercial and consumer relationships that have been classified as substandard or doubtful. Loans are considered impaired when the borrower does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume the borrower will continue to pay according to the contractual agreement. At December 31, 2009, the Bank had $7,710,500 of impaired loans with a fair value of $4,557,471, or 7.03% of total loans, compared to $676,566 of impaired loans, or 0.58% of total loans, at December 31, 2008.

Reserves established pursuant to the provisions of Topic 450 on collective loan impairment are primarily based on historical charge-off experience. However, reserves may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings; internal observable data related to trends within the loan portfolio, including credit quality and concentrations, aging of the portfolio, and external observable data related to industry and general economic trends; and any significant, relevant changes to the Bank’s policies and procedures. Each loan is assigned a “risk grade” at origination. Our risk grades are based on our assessment of our borrower’s financial capacity and collateral quality in relation to its ability to meet contractual obligations under a loan agreement.

Although management uses various data and information sources to establish the Allowance for Loan Losses, future adjustments to the Allowance for Loan Losses may be necessary if economic conditions are substantially different from the assumptions used in making the valuations.

At December 22, 2009, prior to the Merger, the Allowance for Loan Losses stood at $6,700,000 and reflected an expense of $5,500,646. At December 31, 2009, post Merger, the Allowance for Loan Losses was reduced to zero as a result of purchase accounting. We will begin to establish a reserve for loan losses as necessary on the new loans added to our loan portfolio.

The Allowance for Loan Losses is primarily determined by management’s estimate of possible losses that are inherent in the portfolio as of the balance sheet date and is also guided by management’s analysis of economic conditions.

The following table presents our loan loss experience for the years indicated:

Analysis of the Allowance for Loan Losses

For the years ended December 31, 2009, 2008, 2007, 2006, and 2005

	2009	2008	2007	2006	2005
Balance at beginning of period	$1,687,283	$941,820	$826,595	$611,504	$331,621
Charge-offs:
Commercial
- Real estate	133,267	—	—	—	—
- Other	187,065	79,032	3,950	3,950	—
Real estate
- Residential land and construction	—	—	—	—	—
- Mortgage, 1-4 family	214,352	—	—	—	—
Installment loans to individuals	4,953	10,660	1,418	300	463

Total charge-offs	539,637	89,692	5,368	4,250	463

Recoveries:
Commercial
- Real estate	18,954	—	—	—	—
- Other	31,644	6,311	3,949	—	—
Real estate
- Residential land and construction	—	—	—	—	—
- Mortgage, 1-4 family	—	—	—	—	—
Installment loans to individuals	1,110	188	575	—	—

Total recoveries	51,708	6,499	4,524	—	—

Net charge-offs	487,929	83,193	844	4,250	463

Allowance, net of charge-offs and recoveries	1,199,354	858,627	825,751	607,254	331,158
Additions to the allowance for loan losses	5,500,646	828,656	116,069	219,341	280,346

Allowance after additions	6,700,000	1,687,283	941,820	826,595	611,504
Purchase accounting adjustment	(6,700,000)	—	—	—	—

Balance at end of period	$—	$1,687,283	$941,820	$826,595	$611,504

Ratio of net charge-offs during the period to average loans oustanding during the period	0.43%	0.07%	0.00%	0.01%	0.00%

A breakdown by loan category of the allocation of the Allowance for Loan Losses as of the dates indicated and the ratio of related outstanding loan balance to total loans are as follows:

Allocation of the Allowance for Loan Losses

For the years ended December 31, 2009, 2008, 2007, 2006, and 2005

	2009		2008		2007		2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial
- Real estate	$4,980,026	74.34%	$863,536	51.18%	$597,056	63.39%	$477,983	57.83%	$268,268	43.87%
- Other	1,245,830	18.59%	588,957	34.91%	208,762	22.17%	174,501	21.11%	109,697	17.94%
Real estate
- Residential land and construction	7,352	0.11%	18,774	1.11%	21,400	2.27%	42,257	5.11%	12,675	2.07%
- Mortgage, 1-4 family	427,044	6.37%	168,876	10.01%	98,874	10.50%	89,520	10.83%	92,254	15.09%
Installment loans to individuals	39,748	0.59%	32,930	1.95%	39,304	4.17%	36,363	4.40%	30,546	5.00%
Unallocated	—	—	14,210	0.84%	(23,576)	(2.50%)	5,971	0.72%	98,064	16.03%

Total allowance for loan losses	6,700,000	100.00%	1,687,283	100.00%	941,820	100.00%	826,595	100.00%	611,504	100.00%
Purchase accounting adjustment	(6,700,000)		—		—		—		—

Total allowance for loan losses, net of purchase accounting adjustment	$—		$1,687,283		$941,820		$826,595		$611,504

Nonperforming Loans

It is our policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest.

As of December 31, 2009, management identified $7.1 million in nonperforming loans with a fair value of $4.1 million, which represents 4.05% of total outstanding loans. As of December 31, 2008, management recognized $676,566 in total nonperforming loans, which represented 0.58% of total outstanding loans as of that date. Nonperforming loans included $87,831 in nonaccrual interest as of December 31, 2009 and $48,879 in nonaccrual interest as of December 31, 2008. The majority of this increase is contained in our commercial real estate portfolio, primarily in the Silverton/SFG participations.

Management believes the significant increase in nonperforming assets is a combination of several factors, including the recession and the decline in real estate values.

Other Real Estate Owned

At December 31, 2009, the Bank had $463,700 in other real estate owned (“OREO”), representing one single-family residence, compared to no other real estate owned at December 31, 2008. Our OREO policy is to initially record value at the lower of net loan principal balance or estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

The following table summarizes nonperforming assets as of the dates indicated:

Nonperforming Assets

As of December 31, 2009, 2008, 2007, 2006, and 2005

	2009	2008	2007	2006	2005
Nonaccrual loans	$4,129,581	$676,566	$—	$—	$—
Other real estate owned	463,700	—	—	—	—

Total nonperforming assets	$4,593,281	$676,566	$—	$—	$—

Loans 90 days or more past due and still accruing	$—	$—	$—	$—	$—

Loans 30-89 days past due	$789,683	$208,609	$208,609	$53,946	$—

Nonperforming loans as a percentage of total loans	4.05%	0.58%	N/A	N/A	N/A
Nonperforming assets as a percentage of total loans	4.50%	0.58%	N/A	N/A	N/A
Nonperforming assets as a percentage of total assets	2.28%	0.37%	N/A	N/A	N/A
Loans 30-89 days past due as a percentage of total loans	0.77%	0.18%	0.18%	0.07%	N/A
Net charge-offs as a percentage of average loans	N/A	0.08%	0.00%	0.01%	0.00%
Allowance for loan losses as a percentage of total loans	N/A	1.44%	0.90%	1.10%	0.80%
Net charge-offs as a percentage of allowance for loan losses	N/A	4.93%	0.09%	0.64%	0.17%
Nonaccrual loans as a percentage of allowance for loan losses	N/A	40.10%	N/A	N/A	N/A
Allowance for loan losses to nonaccrual loans	N/A	249.39%	N/A	N/A	N/A
Foregone interest income on nonaccrual loans	$87,831	$48,563	N/A	N/A	N/A
Interest income received on nonaccrual loans	133,474	—	N/A	N/A	N/A

Deposits

Deposits represent the primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Deposits at December 31, 2009 totaled $114,147,634, compared to deposits of $130,284,637 as of December 31, 2008 a 12.39% decrease. The overall change in deposits is represented by an increase in demand and savings accounts of $1,970,662 and a decrease in time deposits of $18,107,665. This decline in deposits is attributed to decreased loan demand in 2009.

The following table presents the average balances and rates paid, by deposit category, as of December 31, 2009 and 2008:

Average Desposits and Rates Paid

As of December 31, 2009, 2008 and 2007

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$14,032,483		$14,212,300		$14,176,354
Interest-bearing deposits:
Checking (NOW) accounts	4,667,838	0.19%	4,266,732	0.89%	3,646,307	0.71%
Money market accounts	2,295,349	0.52%	1,978,869	1.77%	2,045,067	1.27%
Savings accounts	3,432,598	0.76%	2,620,795	1.19%	2,257,350	1.21%
Time deposits $100,000 or greater [1]	23,023,613	3.82%	27,091,313	4.44%	19,181,042	4.97%
Time deposits less than $100,000	78,459,376	3.47%	76,577,954	4.37%	61,791,035	4.94%

Total interest-bearing	111,878,774	3.26%	112,535,663	4.14%	88,920,801	1.59%

Total average deposits	$125,911,257	2.90%	$126,747,963	3.67%	$103,097,155	3.96%

[1]	Includes brokered deposits.

Capital Adequacy

Capital management in a regulated financial services industry must properly balance return on equity to shareholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Bank’s capital management strategies have been developed to maintain its “well-capitalized” position. Total capital at December 31, 2009 of $54,072,033 included $68,154 in comprehensive income.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of December 31, 2009, we had met all minimum capital adequacy requirements to which we are subject and are categorized as “well-capitalized.” Since December 31, 2009, there are no conditions or events that management believes have changed our status as “well-capitalized”.

The following tables reflect the Bank’s capital ratios and the minimum capital ratios required by regulators as of the dates indicated:

Risk-based Capital Analysis

(Dollars in thousands)

As of years ending December 31, 2009, 2008 and 2007

	2009	2008	2007
Tier 1 capital:
Common stock	$5,847	$7,284	$7,284
Additional paid-in capital	57,615	8,938	8,938
Retained (deficit)	(9,458)	663	484
Accumulated other comprehensive income	68	(175)	—

Total bank equity capital	54,072	$16,710	$16,706
Net unrealized (gain) on available-for-sale securities	(68)	(175)	(67)

Disallowed goodwill and other disallowed intangible assets	(10,670)	—	—

Total Tier 1 capital	$43,334	$16,885	$16,639

Tier 2 capital:
Allowance for loan losses	$—	$1,687	$942

Total risk-based capital	$43,334	$18,572	$17,581

Average total assets	$161,988	$174,244	$151,585

Risk-weighted assets	$118,156	$123,678	$117,549

Risk-based Capital Ratios

As of Decemer 31, 2009 and 2008

	2009	2008	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	26.75%	9.33%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	36.68%	13.65%	4.00%	> 6.00%
Total risk-based capital ratio	36.68%	15.02%	8.00%	> 10.00%

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and our overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities in our available-for-sale portfolio. We also have access to substantial lines of credit from our correspondent banks, in addition to an arrangement to borrow from the Federal Home Loan Bank in aggregate of 30% of total assets and from the Federal Reserve under certain conditions. Theses credit lines are available through our correspondent banks for short term liquidity needs and are subject to prevailing interest rates. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, for the foreseeable future.

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

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (market value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that re-price within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The asset/liability goal of the Bank is to optimally manage net interest margin while not exceeding policy limits. The balance sheet may be asset or liability sensitive at a given time. The bank’s asset or liability sensitivity will be managed to maximize earnings and to minimize interest rate risk within policy limits.

Management strives to control the Bank’s exposure to interest rate volatility, and we operate under an Asset and Liability Management Policy approved by our Board of Directors. In addition, we emphasize the loan and deposit pricing characteristics that best meet our current view on the future direction of interest rates and use sophisticate analytical tools to support our asset and liability processes.

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, the Company reflects rate-sensitive assets exceeding rate-sensitive liabilities, resulting in an asset-sensitive position at December 31, 2009 of $6.1 million. This net asset-sensitive position was a result of $73.2 million in rate-sensitive assets being available for re-pricing during the next 12 months and $67.1 million in rate-sensitive liabilities being available for re-pricing during the next 12 months, which reflects a cumulative positive gap of $6.1 million. Our gap position at December 31, 2009 is considered by management to be favorable in a flat to increasing interest rate environment. A negative interest sensitivity gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “horizon.” The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Amounts of fixed-rate loans are reflected at the earlier of their contractual maturity date or their contractual re-pricing date. Time deposits are reflected at the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual re-pricing interval due to the immediately available nature of these funds. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a 30 day or shorter period.

Fixed-rate time deposits and advances are reflected at their contractual maturity dates, whereas variable-rate advances are reflected at the earliest repricing interval since they were borrowed under the daily rate credit option and re-price daily.

Gap Report

At December 31, 2009

(in thousands)

	0-180 Days	181-360 Days	1-3 Years	Over 3 Years	TOTAL
	Volume	Volume	Volume	Volume	Volume
ASSETS:
Cash and due from banks	$—	$—	$—	$—	35,105
U.S. agencies	11,000	1,998	—	5,000	17,998
Mortgage-backed securities	97	298	7,224	4,085	11,704
Municipals	—	518	—	2,000	2,518
Preferred securities	—	—	—	4,523	4,523
Unrealized gains/losses	—	—	—	—	103
Other investments	—	—	—	—	54
Commercial loans
- Real estate	26,631	2,614	1,438	3,089	33,772
- Other	8,571	9,264	19,363	7,476	44,674
Real estate loans
- Residential Jr Lien	148	755	653	821	2,377
- Residential construction	261	371	414	444	1,490
- Residential mortgage, 1-4 family	1,275	2,657	2,669	3,265	9,866
- Home Equity Lines	5,550	25	17	3,100	8,692
Consumer loans	690	331	437	66	1,524
Other loans	138	—	—	—	138
Nonaccrual loans	—	—	—	—	7,117
Premises and fixed assets	—	—	—	—	5,286
Other real estate owned	—	—	—	—	464
Other assets	—	—	—	—	14,186

TOTAL ASSETS	$54,361	$18,831	$32,215	$33,869	$201,591

LIABLIITIES & CAPITAL:
Demand deposits	$—	$—	$—	$—	$14,646
NOW accounts	198	594	1,584	3,233	5,609
MMDA	247	742	1,073	—	2,062
Savings	396	1,187	1,713	—	3,296
Time deposits > 100K	2,311	19,407	14,141	1,268	37,127
Time deposits < 100K	5,806	29,988	12,566	3,048	51,408
Federal funds purchased	1,552	—	—	—	1,552
Other borrowings	4,700	—	5,000	20,008	29,708
Other liabilities	—	—	—	—	2,111
Shareholders’ equity	—	—	—	—	54,072

TOTAL LIABILITIES & CAPITAL	$15,210	$51,918	$36,077	$27,557	$201,591

DISCRETE:
GAP	39,151	(33,087)	(3,862)	6,312
CUMULATIVE:
GAP	39,151	6,064	2,202	8,514

Short-Term Borrowings

The following table summarizes the year-end balances, highest month-end balances, average balance and weighted average rate of short-term borrowings for each of the years indicated:

Short Term Borrowings

For the years ended December 31, 2009, 2008, and 2007

	2009				2008				2007
	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$1,552,000	$2,526,000	$518,841	0.79%	$—	$2,270,000	$374,164	2.76%	$2,547,000	$3,951,000	$1,057,507	5.00%
Other borrowings	4,700,000	12,000,000	3,472,329	0.53%	16,000,000	21,000,000	11,006,284	3.77%	45,000,000	45,000,000	9,164,110	4.29%

Total short-term borrowings	$6,252,000	$14,526,000	$3,991,170	0.57%	$16,000,000	$23,270,000	$11,380,448	3.74%	$47,547,000	$48,951,000	$10,221,617	4.36%

Securities Portfolio

The securities portfolio was held as available for sale at December 31, 2009 and represented a market value of $36,846,737. The following tables show the approximate weighted average yield and average life of the portfolio:

Securities Portfolio

As of December 31, 2009, 2008 and 2007

	2009
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
U.S. agencies	$17,700,601	$17,810,442	13.07 years	5.16%
Mortgage-backed securities
- Fixed rate	4,938,564	5,000,110	1.97 years	5.47%
- Variable rate	7,102,185	7,160,290	7.96 years	3.57%
Municipals
- Taxable	2,111,980	2,073,280	8.08 years	6.32%
- Tax exempt [1]	535,600	534,615	0.92 years	5.64%
Other securities [2]	4,262,500	4,268,000	17.16 years	7.44%

Total securities [3]	$36,696,430	$36,846,737	10.71 years	5.25%

[1]	Yields on tax exempt securities are calculated on a tax equivalent basis.
[2]	Weighted average life calculations are based on the current level of prepayments as of December 31, 2009.
[3]	The key driver of the difference in the weighted average lives between the portfolios in 2008 and 2009 relates primarily to two agency notes, the average lives of which were extended due to changes in interest rates between the end of 2008 and the end of 2009.

	2008
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
U.S. agencies	$23,658,025	$23,960,625	1.49 years	5.20%
Mortgage-backed securities
- Fixed rate	15,801,604	16,284,963	5.62 years	5.48%
- Variable rate	9,153,315	8,993,426	7.08 years	4.48%
Municipals
- Tax exempt [1]	525,933	520,735	1.92 years	5.59%
Other securities [2]	4,539,565	3,652,962	18.16 years	7.40%

Total securities	$53,678,442	$53,412,711	5.04 years	5.35%

[1]	Yields on tax exempt securities are calculated on a tax equivalent basis.
[2]	Weighted average life calculations are based on the current level of prepayments as of December 31, 2008.

	2007
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
U.S. agencies	$42,863,380	$43,023,600	0.33 years	4.97%
Mortgage-backed securities
- Fixed rate	537,210	520,055	3.31 years	4.82%
- Variable rate	13,983,074	13,930,912	8.09 years	4.83%
Collateralized mortgage obligations	11,669	11,624	0.36 years	2.91%
Other securities [1]	4,558,440	4,568,225	0.54 years	7.20%

Total securities	$61,953,773	$62,054,416	2.12 years	5.11%

[1]	Weighted average life calculations are based on the current level of prepayments as of December 31, 2008.

The following table presents information pertaining to the composition of our securities portfolio by contractual maturity as of the date indicated. Interest on tax-exempt securities is presented on a tax-equivalent basis (which converts the income on investments for which no income taxes are paid to the equivalent yield if income taxes were paid using the federal corporate tax rate of 34% in the year presented):

Scheduled Maturities of Available-for-Sale Securities

As of December 31, 2009

	2009
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighed Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. agencies	$—	—	$—	—	$—	—	$17,810,442	5.16%	$17,810,442	5.16%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	5,000,110	5.47%	5,000,110	5.47%
- Variable rate [1]	—	—	—	—	—	—	7,160,290	3.57%	7,160,290	3.57%
Municipals
- Taxable	—	—	—	—	2,073,280	6.32%	—	—	2,073,280	6.32%
- Tax exempt [2]	—	—	—	—	—	—	534,615	5.64%	534,615	5.64%
Other securities	—	—	—	—	—	—	4,268,000	7.44%	4,268,000	7.44%

Total securities	$—	—	$—	—	$2,073,280	6.32%	$34,773,457	5.25%	$36,846,737	5.25%

[1]	Includes $6,966,339 in variable rate mortgage-backed securities that reset within one to ten years.
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis.

The following tables summarize the book values of our securities greater than 10% of Shareholders’ equity:

Book Value of Securities Greater than 10% of Shareholders’ Equity

As of December 31, 2009, 2008, and 2007

	2009
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
U.S. agencies
- Federal Home Loan Mortgage Corporation	15,000,000	14,776,594	27.74%
Mortgage-backed securities
- Federal National Mortgage Association	6,568,617	6,798,519	12.15%

Total securities	$21,568,617	$21,575,113	39.89%

	2008
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
U.S. agencies
- Federal Home Loan Mortgage Corporation	20,660,000	20,850,091	123.64%
- Federal National Mortgage Association	1,998,025	2,091,820	11.96%
Mortgage-backed securities
- Federal Home Loan Mortgage Corporation	15,539,622	15,875,724	93.00%
- Federal National Mortgage Association	8,831,948	8,824,289	52.85%
Other securities
- First Union Capital I	2,268,585	1,767,128	13.58%
- NB Capital Trust IV	2,270,980	1,885,834	13.59%

Total securities	$51,569,160	$51,294,886	308.62%

	2007
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
U.S. agencies
- Federal Farm Credit Bank	9,924,125	10,099,990	59.40%
- Federal Home Loan Bank	31,939,255	31,920,867	191.18%
Mortgage-backed securities
- Federal Home Loan Mortgage Corporation	3,239,331	3,247,412	19.39%
- Federal National Mortgage Association	10,471,941	10,397,019	62.68%
Other securities
- First Union Capital I	2,276,619	2,277,000	13.63%
- NB Capital Trust IV	2,281,822	2,291,225	13.66%

Total securities	$60,133,093	$60,233,513	359.94%

The following tables present information pertaining to securities with gross unrealized losses:

Unrealized Losses on Securities

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agencies	$15,763,328	$(236,672)	$—	$—	$15,763,328	$(236,672)
Mortgage-backed securities
- Variable rate	54,115	(184)	—	—	54,115	(184)
Other securities	—	—	4,268,000	(254,787)	4,268,000	(254,787)

Total securities	$15,817,443	$(236,856)	$4,268,000	$(254,787)	$20,085,443	$(491,643)

	December 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Variable rate	$3,954,961	$(109,036)	$2,346,183	$(75,492)	$6,301,144	$(184,528)
Municipals
- Tax exempt	520,735	(5,198)	—	—	520,735	(5,198)
Other securities	3,652,962	(886,603)	—	—	3,652,962	(886,603)

Total securities	$8,128,658	$(1,000,837)	$2,346,183	$(75,492)	$10,474,841	$(1,076,329)

Critical Accounting Policies

Recent Accounting Pronouncements

Our reporting policies are in accordance with generally accepted accounting policies of the United States of America. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The Bank’s single most critical accounting policy relates to the Allowance for Loan Losses, which reflects the estimated losses resulting from the inability of our borrowers to make required loan payments. If the financial condition of the Bank’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to the Bank’s estimates would be made and additional provisions for loan losses could be required. Further discussion of the estimates used in determining the Allowance for Loan Losses is contained in the discussion under “Allowance for Loan Losses” above.

Recent accounting pronouncements affecting us are described in Note 21 of the Notes to Financial Statements included in Item 8.

Item 8 - Financial Statements and Supplementary Data

Xenith Bankshares, Inc. and Subsidiary

Financial Statements include:

Report of Witt Mares, PLC

Report of Ernst & Young LLP

Balance Sheets

Xenith Bankshares, Inc. and Subsidiary – December 31, 2009

First Bankshares, Inc. and Subsidiary – December 31, 2008

Xenith Bank [In Organization] – December 31, 2008

Statement of Operations and Comprehensive Income (Loss), Changes in Shareholders’ Equity, and Cash Flows

Xenith Bankshares, Inc. and Subsidiary – December 31, 2009

First Bankshares, Inc. and Subsidiary – December 22, 2009

First Bankshares, Inc. and Subsidiary – December 31, 2008

Xenith Bank [In Organization] – December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Xenith Bankshares, Inc. (the “Company”)

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Xenith Bankshares, Inc. and subsidiary as of December 31, 2009 and First Bankshares, Inc. and subsidiary as of December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows of Xenith Bankshares, Inc. and subsidiary for the year ended December 31, 2009 and First Bankshares, Inc. and subsidiary for the period January 1, 2009 through December 22, 2009 and for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and subsidiary as of December 31, 2009 and First Bankshares, Inc. and subsidiary as of December 31, 2008, and the results of operations and cash flows of Xenith Bankshares, Inc. and subsidiary for the year ended December 31, 2009 and First Bankshares, Inc. and subsidiary for the period January 1, 2009 through December 22, 2009 and for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/    Witt Mares, PLC

Norfolk, Virginia

March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors

Xenith Bank [In Organization]

We have audited the accompanying Balance Sheet of Xenith Bank [In Organization] as of December 31, 2008, and the related Statements of Income, Owners’ Equity and Cash Flows for the period from February 19, 2008 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bank [In Organization] at December 31, 2008 and the results of its operations and its cash flows for the period from February 19, 2008 (Inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements for the period from February 19, 2008 (Inception) to December 31, 2008, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements (not included in the accompanying 2009 financial statements), the Company’s losses from Inception and current inability to obtain sufficient commitments for additional financing to support planned principal operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Richmond, Virginia

April 27, 2009

Xenith Bankshares, Inc. and Subsidiary

Consolidated Balance Sheet

As of December 31, 2009 and 2008

	Xenith Bankshares 2009	First Bankshares 2008	Xenith Bank [In Organization] 2008
Assets
Cash and cash equivalents
Cash and due from banks	$35,203,187	$4,541,961	$280,201
Federal funds sold	—	651,000	—

Total cash and cash equivalents	35,203,187	5,192,961	280,201
Securities available for sale, at fair value	36,846,737	53,412,711	—
Loans, net	102,049,697	115,560,011	—
Bank premises and equipment, net	6,980,689	5,567,656	2,098,007
Other real estate owned	463,700	—	—
Intangible assets	10,670,427	—	—
Accrued interest receivable	976,908	1,171,615	—
Deferred tax asset	3,679,400	403,500	—
Other assets	4,719,958	2,849,769	436,756

Total assets	$201,590,703	$184,158,223	$2,814,964

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$22,316,474	$20,691,337	$—
Savings	3,295,930	2,950,405	—
Time	88,535,230	106,642,895	—

Total deposits	114,147,634	130,284,637	—
Accrued interest payable	505,297	891,697	—
Federal funds purchased and borrowed funds	31,260,151	36,010,972	—
Other liabilities	1,605,588	261,071	1,708,389

Total liabilities	147,518,670	167,448,377	1,708,389

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—	—
Common stock, $1.00 par value, 100,000,000; and $3.20 par value, 10,000,000 shares authorized as of December 31, 2009 and 2008, respectively; 5,846,928 and 2,276,298 issued and outstanding as of December 31, 2009 and 2008, respectively	5,846,928	7,284,154	—
Additional paid-in capital	57,614,520	8,938,444	4,295,300
Retained earnings (deficit)	(9,457,569)	662,458	(3,188,725)
Accumulated other comprehensive income (loss), net	68,154	(175,210)	—

Total shareholders’ equity	54,072,033	16,709,846	1,106,575

Total liabilities and shareholders’ equity	$201,590,703	$184,158,223	$2,814,964

See notes to financial statements.

Xenith Bankshares, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the period ended December 22, 2009 and the years ended December 31, 2009 and 2008

	Xenith Bankshares for the year ended December 31, 2009	First Bankshares for the period ended December 22, 2009	First Bankshares for the year ended December 31, 2008	Xenith Bank [In Organization] February 19, 2008 (date of inception) through December 31, 2008
Interest income
Interest and fees on loans	$151,720	$6,275,815	$7,347,771	$—
Interest on securities	61,417	2,361,776	2,395,585	—
Interest on federal funds sold	—	2,226	60,302	—

Total interest income	213,137	8,639,817	9,803,658	—

Interest expense
Interest on deposits	42,307	2,728,654	3,453,054	—
Interest on time certificates of $100,000 and over	19,017	859,414	1,202,346	—
Interest on federal funds purchased and borrowed funds	20,748	606,702	902,647	—

Total interest expense	82,072	4,194,770	5,558,047	—

Net interest income	131,065	4,445,047	4,245,611	—
Provision for loan losses	—	5,500,646	828,656	—

Net interest income (loss) after provision for loan losses	131,065	(1,055,599)	3,416,955	—

Noninterest income
Service charges on deposit accounts	4,431	260,132	307,914	—
Gains on sales of investments	—	232,161	264,625	—
Other	10,509	59,549	266,048	—

Total noninterest income	14,940	551,842	838,587	—

Noninterest expense
Salaries and employee benefits	2,616,012	2,495,355	2,145,123	1,551,749
Expenses of premises and equipment	329,593	517,842	569,717	208,067
Lease expense	695,740	74,503	67,519	—
Bank franchise tax	317,083	145,477	98,100	—
FDIC assessment	12,626	247,934	—	—
Advertising	—	12,589	45,911	—
Data processing	268,388	284,935	130,318	—
Office supplies	29,646	47,758	64,123	24,012
Professional fees	525,309	1,710,727	197,597	1,156,458
Merger-related expense	1,430,962
Telecommunications	113,583	36,793	39,943	35,009
Other operating expenses	207,307	448,091	534,753	213,430

Total noninterest expense	6,546,249	6,022,004	3,893,104	3,188,725

Income (loss) before income tax expense	(6,400,244)	(6,525,761)	362,438	(3,188,725)
Income tax expense (benefit)	(131,400)	(2,218,800)	117,300	—

Net income (loss)	(6,268,844)	(4,306,961)	245,138	(3,188,725)
Other comprehensive income, net of income tax expense:
Net unrealized gain (loss) on securities available for sale	68,154	208,255	(241,872)	—

Comprehensive income (loss)	$(6,200,690)	$(4,098,706)	$3,266	$(3,188,725)

Per share data:	$(2.76)	$(1.90)	$0.11	$—

See notes to financial statements.

Xenith Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the period ended December 22, 2009 and years ended December 31, 2009 and 2008

	Common Stock	Additional Paid- in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
First Bankshares, Inc. Pre-Acquistion
Balances at January 1, 2008	$7,284,154	$8,938,444	$417,320	$66,662	$16,706,580

Net income	—	—	245,138	—	245,138
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $124,567	—	—	—	(241,872)	(241,872)

Balances at December 31, 2008	7,284,154	8,938,444	662,458	(175,210)	16,709,846

Net income	—	—	(4,306,961)	—	(4,306,961)
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $74,818	—	—	—	208,255	208,255

Balances at December 22, 2009	7,284,154	8,938,444	(3,644,503)	33,045	12,611,140

Xenith Bankshares, Inc. (formerly Xenith Bank [In Organization])
Balance at February 19, 2008 (Inception)	$—	$—	$—	$—	$—
Net loss			(3,188,725)		(3,188,725)
Contributed Capital	—	4,295,300	—	—	4,295,300

Balances at December 31, 2008	$—	$4,295,300	$(3,188,725)	$—	$1,106,575

Issuance of Xenith Corporation common shares in acquisition of First Bankshares	5,846,928	53,319,220	—	—	59,166,148
Net loss, consolidated entity			(6,268,844)		(6,268,844)
Change in net unrealized loss on
available-for-sale securities, net of
deferred income tax expense of
$35,110	—	—	—	68,154	68,154

Balances at December 31, 2009	$5,846,928	$57,614,520	$(9,457,569)	$68,154	$54,072,033

See notes to financial statements.

Xenith Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the period ended December 22, 2009 and years ended December 31, 2009 and 2008

	Xenith Bankshares for the year ended December 31, 2009	First Bankshares for the period ended December 22, 2009	First Bankshares for the year ended December 31, 2008	Xenith Bank [In Organization] February 19, 2008 (date of inception) through December 31, 2008
Cash flows from operating activities
Net income (loss)	$(6,268,844)	$(4,306,961)	$245,138	$(3,188,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	507,381	314,472	344,019	24,063
Net amortization of investment securities	658	47,087	39,480	—
Amortization of leasehold incentive	(65,001)
Gains on sales of securities	—	(232,161)	(265,573)	—
Loss on sale of premises and equipment	—	7,898	—	—
Loss on sale of OREO	—	43,197	—	—
Unrealized gain/loss on OREO		186,500
Provision for loan losses	—	5,500,646	828,656	—
Loan (charge-offs)	—	(487,929)	(89,237)	—
Change in operating assets and liabilities				—
Prepaid expenses	—	—	—	(108,774)
Accounts receivable	—	—	—	(32,262)
Accrued interest receivable	(8,117)	202,824	(174,498)	—
Deferred tax assets	23,768	(2,434,245)	(129,933)	—
Other assets	(658,680)	103,208	59,218	(295,720)
Accounts payable	—	—	—	198,378
Accrued expenses	—	—	—	44,070
Accrued interest payable	48,304	(434,704)	(20,027)	—
Other liabilities	(1,364,896)	417,900	(206,575)	442,378

Net cash provided by (used in) operating activities	(7,785,427)	(1,072,268)	630,668	(2,916,592)

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	—	20,478,975	73,365,159	—
Purchase of available-for-sale securities	—	(3,475,000)	(64,863,800)	—
Purchase of Federal Reserve stock	—	—	(9,350)	—
Net proceeds from the sale of FHLB stock	—	193,900	309,700	—
Sale of FRB stock	—	10,850	—	—
Proceeds from the sale of OREO		606,318
Net increase (decrease) in loans	678,396	5,519,686	(12,513,335)	—
Net purchases of premises and equipment	(592,254)	(52,523)	(189,755)	(1,098,507)

Net cash provided by (used in) investing activities	86,142	23,282,206	(3,901,381)	(1,098,507)

Cash flows from financing activities
Net increase (decrease) in demand deposits and savings accounts	657,802	1,312,860	836,857	—
Net increase (decrease) in time deposits	322,531	(20,562,196)	15,699,630	—
Net increase (decrease) in Federal funds purchased and borrowed funds	1,247,151	(5,997,972)	(11,540,923)	—
Net proceeds from stock offering	43,286,000	—	—	—
Cash paid to shareholders for converted shares	(5,251,804)	—	—	—
Issuance of warrants	205,000
Cash acquired in merger	2,155,591
Capital contributions	—	—	—	4,295,300

Net cash provided by (used in) financing activities	42,622,271	(25,247,308)	4,995,564	4,295,300

Net increase (decrease) in cash & cash equivalents	$34,922,986	$(3,037,370)	$1,724,851	$280,201
Cash and cash equivalents
Beginning of period	$280,201	$5,192,961	$3,468,110	$—

End of period	$35,203,187	$2,155,591	$5,192,961	$280,201

See notes to financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2009 and 2008

Note 1 - Organization

SuffolkFirst Bank was incorporated on December 14, 2001, chartered on December 10, 2002 and began operations on January 27, 2003 as a Virginia chartered bank engaged in lending and deposit-collecting activities in Suffolk, Virginia. On February 23, 2008, SuffolkFirst Bank’s Board of Directors announced the approval of the formation of a bank holding company, First Bankshares, Inc. (“First Bankshares”), which was incorporated in Virginia on March 4, 2008 and of which SuffolkFirst Bank became a wholly owned subsidiary on August 15, 2008. The reorganization was consummated through a share exchange in which each of SuffolkFirst Bank’s shareholders received one share of First Bankshares common stock in exchange for each of their shares of SuffolkFirst Bank’s common stock. SuffolkFirst Bank operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”).

Effective December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares (the “Merger”), with First Bankshares being the surviving entity in the Merger. The Merger was completed in accordance with the terms of the Agreement of Merger and related Plan of Merger, dated as of May 12, 2009 and as amended by Amendment No. 1, dated as of August 14, 2009, Amendment No. 2, dated as of October 15, 2009, Amendment No. 3, dated as of October 30, 2009, and Amendment No. 4, dated as of November 19, 2009 (collectively, the “Merger Agreement”), between First Bankshares and Xenith Corporation. At the effective time of the Merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. (“Xenith Bankshares”). In addition, following the completion of the Merger, SuffolkFirst Bank changed its name to Xenith Bank.

Pursuant to the terms of the Merger Agreement, First Bankshares shareholders were entitled to elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share for some or all of their shares of First Bankshares common stock, subject to proration in the event the aggregate cash elections exceeded 569,074 shares (or 25% of shares outstanding immediately prior to the effective time of the Merger) (the “Cash Election Number”). As of 5:00 p.m., Eastern Time, on October 15, 2009, the deadline for First Bankshares shareholders to elect to receive cash for some or all of their shares of First Bankshares common stock, First Bankshares had received aggregate cash elections with respect to 1,165,311 shares of First Bankshares common stock, representing approximately 51.2% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the Merger.

Because aggregate cash elections exceeded the Cash Election Number, the cash elections were reduced proportionally. Pursuant to the terms of the Merger Agreement, a number of cash election shares held by each First Bankshares shareholder who made a cash election equal to the product of (1) 0.488345171 (or the Cash Election Number divided by the total number of cash election shares) and (2) the total number of cash election shares held by such shareholder was converted into the right to receive $9.23 in cash (with any resulting fractional shares rounded down to the next whole share). Each cash election share that was not converted into the right to receive $9.23 in cash and each share of First Bankshares common stock for which a cash election was not made represented one share of Xenith Bankshares common stock immediately following the effective time of the Merger.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Pursuant to the terms of the Merger Agreement, each share of Xenith Corporation common stock outstanding immediately prior to the effective time of the Merger, was cancelled and converted automatically into the right to receive 0.8700 shares of validly issued, fully paid and nonassessable shares of Xenith Bankshares common stock (the “Exchange Ratio”). Based on the Exchange Ratio, an aggregate of 4,139,704 shares of Xenith Bankshares common stock were issued to the former shareholders of Xenith Corporation in exchange for their shares of Xenith Corporation common stock. All fractional shares of Xenith Bankshares common stock that a Xenith Corporation shareholder would otherwise have been entitled to receive as a result of the Merger were aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $9.23 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled.

Options to purchase shares of First Bankshares common stock outstanding at the effective time of the Merger remain outstanding as options to purchase shares of Xenith Bankshares common stock. An aggregate of 906,000 options and warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the Merger were converted into an aggregate of 788,220 options and warrants to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio at an exercise price of $11.49 per share.

Based on the foregoing and the fact that there were an aggregate of 2,276,298 shares of First Bankshares common stock and an aggregate of 94,493 options to purchase shares of First Bankshares common stock outstanding at the effective time of the Merger, there were an aggregate of 5,846,928 shares of Xenith Bankshares common stock outstanding immediately following the effective time of the Merger, with First Bankshares shareholders immediately prior to the effective time of the Merger beneficially owning approximately 26.8% of the combined company’s outstanding shares of common stock and Xenith Corporation shareholders immediately prior to the effective time of the Merger beneficially owning approximately 73.2% of the combined company’s outstanding shares of common stock, on a fully diluted basis.

Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “we,” “our” and “us” at and for the year ended December 31, 2008 and the period from January 1, 2009 through December 22, 2009 are to First Bankshares and its wholly-owned subsidiary, SuffolkFirst Bank, and references to “the Bank” are to SuffolkFirst Bank. Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “we,” “our” and “us” at and for the year ended December 31, 2009 are to Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank, and references to “the Bank” are to Xenith Bank.

Xenith Bankshares, through Xenith Bank, operates four full-service branches: one in Richmond, Virginia and three in Suffolk, Virginia. Xenith Bank continues to do business as SuffolkFirst Bank at its existing locations in Suffolk, Virginia.

Although the Merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009. See Note 2 for further details.

From its inception on February 19, 2008 until the completion of the Merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no substantial operations. Accordingly, since Xenith Corporation’s operating activities prior to the Merger were insignificant relative to those of First Bankshares, management believes that First Bankshares is the Company’s predecessor. However, as mentioned above, Xenith Corporation is treated as the acquirer for accounting purposes. Management has reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that the consolidated company’s operations, revenues and expenses after the Merger are most similar in all respects to those of First Bankshares’ historical periods. Accordingly, the consolidated balance sheets of First Bankshares as of December 31, 2008, the consolidated statements of operations and comprehensive

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

income of First Bankshares for the period ended December 22, 2009 and the year ended December 31, 2008, the consolidated statements of cash flows of First Bankshares for the period ended December 22, 2009 and the year ended December 31, 2008 and changes in shareholders’ equity at December 22, 2009 have been presented. However, due to the adjustments to the basis of assets and liabilities as a result of the acquisition method of accounting, the financial statements of the successor and predecessor are not directly comparable.

Note 2 - Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to the general practices within the banking industry. The following is a description of the significant accounting and reporting policies the Company follows in preparing and presenting its financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All material intercompany balances and transactions have been eliminated.

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

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Equity Securities Restricted

As a member of the Federal Home Loan Bank (the “FHLB”), the Bank is required to own shares of FHLB capital stock in an amount equal to at least 0.20% of total assets plus 4.50% of any outstanding advances.

As a member of the Federal Reserve Bank (the “FRB”), the Bank is required to own shares of FRB capital stock in an amount equal to 6.0% of total common stock and capital surplus. FHLB stock and FRB stock are carried at cost.

Loans

Loans are carried at their principal amount outstanding less fair value adjustments. Interest income is recorded as earned on an accrual basis. The Bank uses the allowance method in providing for possible loan losses. The Allowance for Loan Losses is based on management’s estimate of the amount needed to maintain the Allowance for Loan Losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, and the relationship of the Allowance for Loan Losses to outstanding loans, among other factors. Loan origination fees, net of origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans.

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

Management considers loans to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment, and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk grades, loan review personnel’s analyses, and regulatory examinations. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. At December 31, 2009, the Company had $7,710,500 of impaired loans, or 7.03% of total loans.

Premises, Equipment, and Depreciation

Xenith Bankshares, through Xenith Bank, operates four full-service branches: one in Richmond, Virginia and three in Suffolk, Virginia. Xenith Bank continues to do business as SuffolkFirst Bank at its existing locations in Suffolk, Virginia. Xenith Bankshares anticipates opening a fifth branch in Tysons Corner, Virginia during the second or third quarter of 2010.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

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

Goodwill and Core Deposit and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance but, as required by GAAP, portions of the cost of an acquired entity have been assigned to such assets. The Company accounts for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. Core deposit and other intangible assets are generally amortized using accelerated methods over estimated useful lives of five to ten years. As of December 31, 2009, the core deposit intangible subject to amortization for a period of 10 years totals $1,240,000. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

Accounting for the Merger

The Merger of Xenith Corporation and First Bankshares is treated as a reverse acquisition for accounting purposes. Therefore, the Merger is accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed of First Bankshares will be recognized at fair value on the date of the Merger, with Xenith Corporation being treated as the acquirer.

In a reverse acquisition, fair value of the consideration transferred is based on the number of shares Xenith Corporation would have had to issue to give the owners of First Bankshares the same percentage equity interest in the combined entity that resulted from the Merger. Cash consideration is also included. The Merger Agreement provided for consideration of $9.23 per share paid in cash based on elections by the First Bankshares shareholders, subject to pro-ration since aggregate cash elections exceeded 25% of shares outstanding (the maximum allowed per the Merger Agreement) immediately prior to the effective time of the Merger.

As a result of the Merger, owners of Xenith Corporation as of the Merger date own 73.2% of Xenith Bankshares, and owners of First Bankshares as of the Merger date own the remaining 26.8% of Xenith Bankshares.

A reconciliation of the excess consideration paid by Xenith Corporation over First Bankshares’ net assets acquired (“Goodwill”) is as follows:

Costs to acquire First Bankshares:
Issuance of Xenith Corporation common stock	$15,758,196
Cash consideration paid	5,251,804

Total consideration to acquire First Bankshares	21,010,000

First Bankshares’ net assets at fair value:
First Bankshares shareholders’ equity at December 22, 2009	12,611,140
Adjustments to reflect assets acquired at fair value:
Net loans	(900,000)
Other real estate owned	(100,000)
Premises and equipment	(500,000)
Core deposit intangibles	1,240,000
Deferred tax assets	1,491,332
Adjustments to reflect liabilities assumed at fair value:
Interest-bearing deposits	(2,132,000)
Other	(130,899)

Adjusted identifiable net assets acquired	11,579,573

Total Goodwill	$9,430,427

Xenith Corporation and First Bankshares decided to merge because of the shared belief that the combination of the two companies would create an institution uniquely positioned to compete with the larger, more established super-regional and national banks, as well as the smaller, locally-managed community banks throughout eastern, central and northern Virginia. The resulting Goodwill effectively represents the synergies expected to be realized through the Merger.

Intangible Assets on the balance sheet as of December 31, 2009 are comprised of Goodwill (calculated above) and the Core Deposit Intangible (referenced above). The Core Deposit Intangible is amortized for book and tax purposes over the expected life of the underlying deposits. Goodwill is not amortized for book or tax purposes. All Intangible Assets are reviewed at least annually for potential impairment.

Income Taxes

The Company computes its income taxes in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance until it is probable that these tax benefits will be realized.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. Topic 220 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. In accordance with the provisions of the Topic 220, the Company has included in the accompanying financial statements comprehensive income resulting from such activities. Comprehensive income consists of the net income and net unrealized gains (losses) on securities available for sale.

These amounts are reported net of the income tax benefit (expense) less any related allowance for realization. Also, accumulated other comprehensive income (loss) is included as a separate disclosure within the Consolidated Statement of Changes in Shareholders’ Equity in the accompanying consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Earnings per Share

Earnings per share is computed based on the weighted average number of shares outstanding of 2,364,337 and 2,276,298 for the years ended December 31, 2009 and 2008, respectively. The table on page 56, “Basic and Dilutive Income per Share,” reflects earnings per share information.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on previously reported net income (loss).

Stock Options

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its stock options using the fair value method, as presented below for the years ended December 31, 2009 and 2008.

The following is a summary of the basic and diluted income (loss) per share calculation for the period of January 1, 2009 through December 22, 2009 and for the year ended December 31, 2008. The loss per share as of the period ended December 22, 2009 does not involve the 94,493 stock options and 563,760 stock warrants, which are potential common stock equivalents, because the effective is anti-dilutive. For the year ended December 31, 2008 the 94,493 stock options are not included as potential common stock equivalents because the exercise price for the stock options was higher than the market price for the Company’s common stock.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Basic and Diluted Income per Share

For the period ended December 22, 2009 and for the years ended December 31, 2008 and 2007

	2009	2008	2007
Net income (loss)	$(4,306,961)	$245,138	$606,566
Deduct: Total stock-based compensation cost determined under the fair value method	—	—	—
Add: Forfeitures	—	—	30,866

Pro forma	$(4,306,961)	$245,138	$637,432

Basic and diluted earnings per share	$(1.90)	$0.11	$0.27

Pro forma	$(1.90)	$0.11	$0.28

Basic and diluted earnings per share calculations for the period January 1, 2009 through December 22, 2009 and for the years ended December 31, 2008 are based on the weighted average shares outstanding of 2,276,298 and 2,276,298, respectively. There were 8,700 options were granted in 2009 and no options were granted in 2008.

Xenith Bank [In Organization] at December 31, 2008

Summary of Significant Accounting Policies

Business and Principles of Consolidation

Xenith Bank [In Organization] (“Xenith”), is a bank in organization, headquartered in Richmond, Virginia. Xenith plans to be a Virginia state bank and operate as a full service commercial bank, specifically targeting the financial needs of middle market corporations, emerging growth companies, real estate developers and investors, and the principals of these companies, as well as affluent families. It plans to offer a wide array of financial products and services to its targeted customer base by using a team of experienced bankers with significant experience in the Mid-Atlantic region.

On February 19, 2008, CCB Organizing Group, LLC (“Organizing Group”) was formed for the purpose of forming a Virginia state bank. The Organizing Group was funded primarily through equity contributions by BankCap Partners Fund I, L.P (“BankCap Partners”).

On June 9, 2008, Xenith was incorporated as a Virginia banking corporation in organization with no shareholders. Pursuant to an Assignment, Transfer, and Assumption Agreement dated June 30, 2008, the Organizing Group conveyed to Xenith a full interest in its assets and the assumption of its liabilities. Since Xenith and Organizing Group were entities under common control, this combination was accounted for in a manner similar to a pooling-of-interest in accordance with ASC Topic 805, Business Combinations.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Previously reported amounts in the statement of cash flows have been reclassified. The impact of the change increased net cash used in operating activities and decreased net cash used in investing activities by $1,023,563.

Cash and Cash Equivalents

Cash represents FDIC-insured bank balances. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. For leasehold improvements, depreciation is computed using the straight line method over the shorter of the estimated useful life of the improvement or lease term. Major additions and improvements are treated as additions to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are treated as expenses as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the results of operations for the period.

Operating Leases

Xenith has operating leases for its four office locations. The lease agreements for certain locations contain rent escalation clauses, rent holidays, and leasehold improvement allowances. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, Xenith records minimum rental expenses on a straight-line basis over the terms of the leases in occupancy expense.

Xenith has a liability related to the difference between actual payments and the straight-lining of rent of $436,296, of which $372,830 is recorded in Other Liabilities and $63,466 is recorded in Other Current Liabilities as of December 31, 2008. Other Assets represents lease deposits.

Income Taxes

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of Xenith’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Note 3 - Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were $380,970 and $376,470 for the weeks of December 31, 2009 and 2008, respectively.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Note 4 - Securities

A summary of the securities available for sale at December 31,2009 and 2008 follow:

Amortized Costs and Fair Values of Securities

As of December 31, 2009 and 2008

	2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
U.S. agencies	$17,700,601	$116,508	$(6,667)	$17,810,442
Mortgage-backed securities
- Fixed rate	4,983,564	37,086	(20,540)	5,000,110
- Variable rate	7,102,185	64,279	(6,174)	7,160,290
Municipals
- Taxable	2,111,980	—	(38,700)	2,073,280
- Tax exempt	535,600	—	(985)	534,615
Other securities	4,262,500	5,500	—	4,268,000

Total securities	$36,696,430	$223,373	$(73,066)	$36,846,737

	2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
U.S. agencies	$23,658,025	$302,600	$—	$23,960,625
Mortgage-backed securities
- Fixed rate	15,801,604	483,359	—	16,284,963
- Variable rate	9,153,315	24,639	(184,528)	8,993,426
Municipals
- Tax exempt	525,933	—	(5,198)	520,735
Other securities	4,539,565	—	(886,603)	3,652,962

Total securities	$53,678,442	$810,598	$(1,076,329)	$53,412,711

The fair values of securities at December 31, 2009 and 2008, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Securities by Contractual Maturity

	December 31, 2009
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total
Available for sale, at fair value:
U.S. agencies	$—	$—	$—	$17,810,442	$17,810,442
Mortgage-backed
- Fixed rate	—	—	—	5,000,110	5,000,110
- Variable rate	—	—	—	7,160,290	7,160,290
Municipals
- Taxable	—	—	2,073,280	—	2,073,280
- Tax exempt	—	—	—	534,615	534,615
Other securities	—	—	—	4,268,000	4,268,000

Total securities	$—	$—	$2,073,280	$34,773,457	$36,846,737

	December 31, 2008
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total
Available for sale, at fair value:
U.S. agencies	$—	$—	$—	$23,960,625	$23,960,625
Mortgage-backed
- Fixed rate	—	—	—	16,284,963	16,284,963
- Variable rate	—	—	—	8,993,426	8,993,426
Municipals
- Tax exempt	—	—	—	520,735	520,735
Other securities	—	—	—	3,652,962	3,652,962

Total securities	$—	$—	$—	$53,412,711	$53,412,711

The unrealized gain positions on securities at December 31, 2009 were directly related to interest rate movements, as there is minimal credit risk exposure in these investments. Investment securities with unrealized losses have interest rates that are less than the current interest rate environment and not a result of credit impairment. All securities are investment grade. Management does not consider the unrealized losses to be other than temporary based on volatility of the securities market price. The securities portfolio reflects unrealized losses of $73,066 and includes individual securities with unrealized losses ranging from $1 to $38,700.

Securities were pledged as collateral for Federal Home Loan Bank borrowings and public deposits in 2009 and 2008. The amortized costs of these securities were $20,556,854 and $30,024,948 and the fair values of these pledged securities were $20,664,121 and $30,138,981 as of December 31, 2009 and 2008, respectively.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Note 5 - Loans and Allowance for Loan Losses

Loans at December 31, 2009 and 2008 are summarized as follows:

Loan Portfolio

As of December 31, 2009 and 2008

	2009			2008
	Amount		Percent of Total	Amount		Percent of Total
Commercial
- Real estate	$34,978,917	[1]	34.28%	$40,325,987	[2]	34.39%
- Other	43,467,134		42.59%	46,801,108		39.92%
Residential real estate
- Land and construction	1,475,005		1.45%	1,844,873		1.57%
- Mortgage, 1-4 family	20,586,270		20.17%	25,921,293		22.11%
Installment loans to individuals	1,523,660		1.49%	2,343,175		2.00%
Overdrafts	18,711		0.02%	10,859		0.01%

Total loans	102,049,697		100.00%	117,247,295		100.00%
Unearned income	—			—

Total loans, net of unearned income	102,049,697			117,247,295
Less: Allowance for loan losses	—			1,687,284

Total loans, net of allowance for loan losses	$102,049,697			$115,560,011

[1]	As of December 31, 2009, 30% of commercial real estate loans were secured by hotels, 18% were secured by commercial land 10% secured by land development, 9% were secured by condos and condo construction, 1% were secured by residential land and construction and 32% were secured by other collateral.
[2]	As of December 31, 2008, 30% of commercial real estate loans were secured by hotels, 24% were secured by commercial land development and construction, 11% were secured by condos and condo construction, 10% were secured by residential land and construction, 9% were secured by land development, and 16% were secured by other collateral.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

The activity in the Allowance for Loan Losses for 2009 and 2008 is summarized as follows:

Analysis of the Allowance for Loan Losses

For the years ended December 31, 2009 and 2008

	2009	2008
Balance at beginning of period	$1,687,283	$941,820
Charge-offs:
Commercial
- Real estate	133,267	—
- Other	187,065	79,032
Real estate
- Residential land	—	—
- Residential construction	—	—
- Mortgage, 1-4 family	214,352	—
Installment loans to individuals	4,953	10,660

Total charge-offs	539,637	89,692

Recoveries:
Commercial
- Real estate	18,954	—
- Other	31,644	6,311
Real estate
- Residential land
- Residential construction
- Mortgage, 1-4 family
Installment loans to individuals	1,110	188

Total recoveries	51,708	6,499

Net charge-offs	487,929	83,193

Allowance, net of charge-offs and recoveries	1,199,354	858,627
Additions to the allowance for loan losses	5,500,646	828,656

Allowance after additions	6,700,000	1,687,283
Acquisition accounting adjustment	(6,700,000)	—

Balance at end of period	$—	$1,687,283

Ratio of net charge-offs during the period to average loans outstanding during the period	0.43%	0.07%

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Note 6 - Related Parties

Both the Company’s and the Bank’s officers and directors and their related interests have various types of loan relationships with the Bank. At December 31, 2009 and 2008, the total of these related-party loans were $1,832,671 and $5,971,006. New loans to officers and directors in 2009 and 2008 totaled $653,500 and $4,319,746 and repayments in 2009 and 2008 amounted to $4,115,667 and $882,748, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2009 and 2008 represent $1,289,546 and $730,924, respectively.

Xenith Bank [In Organization] as of December 31, 2008

Xenith entered into a licensing and administrative support agreement with an affiliate of BankCap Partners, BankCap Partners GP, L.P. (“Licensor”), to a) use and otherwise access intellectual property the Licensor currently licenses from an unaffiliated third party and b) obtain administrative support services to facilitate the commencement of Xenith operations. The Licensor will receive a total fee of $600,000 in consideration for such licensing and administrative support services, which fee will be payable by Xenith in one lump sum if, and only if, Xenith receives all required regulatory approvals and successfully opens for business. As such, no accrual has been made for this amount as of the balance sheet date.

BankCap Partners has also agreed to incur direct expenses on behalf of Xenith, which may include but are not limited to legal, professional, recruiting and travel expenses. Xenith will reimburse BankCap Partners for these expenses up to a limit of $150,000 after Xenith’s opening for business. The amount of these expenses which has been accrued at December 31, 2008, is $66,443.

Note 7 - Premises, Equipment, and Depreciation

Property, equipment, and depreciation at December 31, 2009 and 2008 are summarized as follows:

Property, Equipment, and Depreciation

As of December 31, 2009 and 2008

	2009	2008
Land	$1,139,500	$1,139,500
Building and leasehold improvements	4,053,613	3,997,643
Equipment, furniture, and fixtures	2,306,427	1,406,588
Vehicles	12,593	121,603

Total property and equipment	7,512,133	6,665,334
Less: Accumulated depreciation	(531,444)	(1,097,678)

Net property and equipment	$6,980,689	$5,567,656

Depreciation expense for the years ended December 31, 2009 and 2008 was $338,000 and $344,019, respectively.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Xenith Bank [In Organization] as of December 31, 2008

A summary of premises and equipments and their useful lives as of December 31, 2008 is as follows:

	Useful Life	2008
Leasehold Improvements	5 years	$841,740
Equipment and Furniture	1-10 years	1,280,330

Premises and Equipment		2,122,070
Less Accumulated Depreciation		(24,063)

Net Premises and Equipment		$2,098,007

Depreciation expense was $24,063 in 2008.

Note 8 - Deposits

A summary of deposit accounts at December 31, 2009 and 2008 follows:

Deposit Accounts

As of December 31, 2009 and 2008

	2009	2008
Noninterest-bearing demand deposits	$14,646,206	$14,154,006
Interest-bearing:
NOW Accounts	7,670,269	6,537,331
Savings and money market accounts	3,295,930	2,950,405
Time deposits of $100,000 or more	37,127,448	23,435,862
Other time deposits	51,407,781	83,207,033

Total deposit accounts	$114,147,634	$130,284,637

At December 31, 2009 maturities of time deposits are scheduled as follows:

Maturities of Time Deposits

As of December 31, 2009

Year	Balance
2010	$57,511,800
2011	16,452,716
2012	10,254,039
2013	554,292
2014	1,374,937

Total	$86,147,784

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Maturities of Large Denomination Time Deposits [1] [2]

As of December 31, 2009

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$2,310,667	$7,557,476	$11,891,347	$15,367,958	$37,127,448	32.53%

[1]	Time deposits issued in denominations of $100,000 or greater
[2]	Includes some brokered deposits

Note 9 - Income Taxes

The Company reported a loss before income taxes of $6,400,244 and income before income taxes of $362,438 for the years ending December 31, 2009 and 2008, respectively. An income tax benefit of $131,400 and income tax expense of $117,300 were recorded in 2009 and 2008, respectively.

Income Tax Expense

For the years ended December 31, 2009 and 2008

	2009	2008
Income (loss) before income tax expense (benefit)	$(6,400,244)	$362,438

At statutory rates	$—	$117,300
Recognition of loss of benefits	(131,400)	—

Net tax expense (benefit)	$(131,400)	$117,300

Current income tax expense	$—	$247,600
Deferred income tax (benefit)	(131,400)	(130,300)

Net tax expense (benefit)	$(131,400)	$117,300

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

The tax effects of timing differences between taxable income and income for financial reporting purposes result in deferred tax assets and liabilities as presented below:

Deferred Tax Assets and Liabilities

For the years ended December 31, 2009 and 2008

	2009	2008
Deferred tax assets
Allowance for loan losses	$1,704,300	$574,000
Unrealized losses on available-for-sale securities	—	90,000
Accrued sick leave	44,600	—
Net operating loss carryforward	5,479,000	—

Gross deferred tax assets	7,227,900	664,000

Deferred tax liabilities
Depreciation	192,600	206,200
Unearned loan costs in excess of loan fees	40,000	54,300
Unrealized gains on available-for-sale securities	35,000	—
Vaulation allowance	3,280,900	—

Gross deferred tax liabilities	3,548,500	260,500

Net deferred tax asset	$3,679,400	$403,500

Xenith Bank [In Organization] as of December 31, 2008

A full valuation allowance was recorded in 2008, since realization of income tax benefits resulting from losses from Inception was uncertain. Therefore, there is no current or deferred income tax provision.

The income tax benefit is less than that computed by applying the federal statutory rate of 34% in 2008, as indicated in the following analysis (in thousands):

Period from February 19, 2008 (date of inception) to December 31, 2008
Tax benefit based on federal statutory rate	$1,084,167
State tax benefit, net of federal benefit	115,314
Stock issuance costs	(91,349)
Other	(2,747)
Valuation allowance	(1,105,385)

2008 Income tax benefit	$—

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

The following summarizes the net deferred tax asset which is recorded net of the valuation allowance at December 31, 2008:

2008
Deferred start-up costs	$1,051,091
Deferred lease expenses	45,159
Depreciation	9,135

Total gross deferred tax assets	1,105,385
Valuation allowance	(1,105,385)

Total net deferred tax assets	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the limited history of Xenith and the subjectivity of the timing of Xenith generating taxable income, Xenith’s valuation allowance totaled $1,105,385 at December 31, 2008.

Xenith’s and Organization Group’s 2008 income tax returns are subject to examination by both U.S. federal and state jurisdictions.

Note 10 - Stock Option Plans

In May 2003, the shareholders of the Bank adopted the 2003 Stock Incentive Plan for directors, officers, and employees. The Board of Directors authorized 137,500 options with an exercise price of $7.27 per share, the fair market price on the date of grant. Options totaling 66,825 shares vested immediately upon grant by the Board. On January 22, 2004, the Board granted 1,375 options, immediately vesting upon grant at an exercise price and fair market value of $9.69 per share. On November 18, 2004, the Board of Directors granted options totaling 58,520 shares which vested immediately upon grant by the Board of Directors. The options were granted at an exercise price of $8.36 on the date of grant which was also the fair market price on the date of the grant. The stock options for two Directors and one employee were forfeited during 2005 due to their resignation. The stock options for seven individuals were forfeited during 2007 due to their resignations. In addition, one Director exercised options during 2007. Stock options prices and shares are reflective of a 5-for-4 stock split in 2004 and an 11-for-10 stock split in 2006.

In connection with the Merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the Merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Corporation common stock based on the Exchange Ratio at an exercise price of $11.49 per share. On December 22, 2009, the Compensation and Governance Committee of the Board of Directors, pursuant to authority delegated to it by the Board of Directors, granted an aggregate of 8,700 options to purchase shares of Xenith Bankshares common stock at an exercise price of $11.49 per share. These options have a 10-year term and will vest in three equal installments on each anniversary of the completion of the Merger.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Stock splits are reflected in the following table:

	Shares Available for Grant	Shares Vested and Exercisable
Balance at January 27, 2003	—	—
Authorized May 8, 2003	137,500	—
Granted and vested July 24, 2003	(66,825)	66,825

Balance at December 31, 2003	70,675	66,825

Granted and vested January 22, 2004	(1,375)	1,375
Granted and vested November 18, 2004	(58,520)	58,520

Balance at December 31, 2004	10,780	126,720

Expired May 10, 2005	9,020	(9,020)
Expired October 19, 2005	6,270	(6,270)
Expired December 14, 2005	550	(550)

Balance at December 31, 2005	26,620	110,880

Granted or expired in 2006	—	—

Balance at December 31, 2006	26,620	110,880

Expired January 15, 2007	274	(274)
Expired May 28, 2007	6,518	(6,518)
Expired July 30, 2007	137	(137)
Expired August 10, 2007	3,520	(3,520)
Expired October 23, 2007	219	(219)
Expired November 30, 2007	219	(219)
Exercised August 10, 2007	—	(5,500)

Balance at December 31, 2007	37,507	94,493

Granted or expired in 2008	—	—

Balance at December 31, 2008	37,507	94,493

Authorized December 22, 2009	1,043,391	—
Granted in 2009	233,160	—

Expired in 2009	—	—

Balance at December 31, 2009	847,738	94,493

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

The following summarizes information concerning currently outstanding and exercisable options:

Stock Options Exercisable

As of December 31, 2009

Exercise Price	Options Remaining Granted / Outstanding	Contractual Life (Years)	Options Vested
$7.27	49,226	3.5	49,226
9.69	1,375	4	1,375
8.36	43,892	5	43,892

	94,493		94,493

In accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123(R),” and included in the FASB codification under ASC Topic 718, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Note 11 - Warrants

An aggregate of 648,000 warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the Merger were converted into an aggregate of 563,760 warrants to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio at an exercise price of $11.49 per share. These warrants are exercisable immediately and expire on May 8, 2019.

Note 12 - 401(k) Plan

The Company sponsors two 401(k) defined contribution plan and may elect to contribute a matching contribution to the plans in an amount up to 50% of the first 6% of the elective contributions made by participants. The Company had no expense for the year ended December 31, 2009, compared to expense of $46,585 for the year ended December 31, 2008.

Note 13 - Shareholders’ Equity

Under Virginia law, no dividend may be declared or paid out of a Virginia charter bank’s paid-in capital. Xenith Bankshares, as the holding company for Xenith Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness; however, we may also be permitted the payment of dividends not otherwise allowed by Virginia law. The Company had negative retained earnings in 2009 of $9,457,569 and positive retained earnings in 2008 of $662,458.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Xenith Bank [In Organization] as of December 31, 2008

In March 2008, three organizers contributed $100 each to form the Organization Group with an initial capitalization of $300. On June 1, 2008, Xenith executed a Memorandum of Understanding with BankCap Partners, in which BankCap Partners committed to fund up to $5,000,000 of organizational, pre-opening and other expenses related to the filing of regulatory applications, leasing of office space, the retention of key officers and preparing to commence the operations of Xenith. As of December 31, 2008, BankCap Partners had contributed $4,295,100, which is classified as Contributed Capital on the balance sheet. This Contributed Capital will ultimately be converted to shares in Xenith; additionally, BankCap will also receive warrants for its “at risk” funding of Xenith’s start-up expenses. BankCap Partners has committed to contribute approximately $30,600,000 of additional equity upon the commencement of operations of Xenith.

Note 14 - Regulatory Matters

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

Management believes that we meet all capital adequacy requirements to which we are subject at December 31, 2009 and 2008.

The Company is considered to be well-capitalized under the regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed our category.

The Bank’s actual regulatory capital amounts and ratios for December 31, 2009 and 2008 are also presented in the table below. Dollar amounts are in thousands.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Regulatory Capital Amounts and Ratios

As of December 31, 2009 and 2008

(dollars in thousands)

	2009 Actual		For Capital Adequacy		To Be Well Capitalized
	Capital	Ratio	Capital	Ratio	Capital	Ratio
Tier 1 leverage	$43,334	26.75%	$6,480	> 4.0%	$8,100	> 5.0%
Tier 1 risk-based	43,334	36.68%	4,726	> 4.0%	7,088	> 6.0%
Total risk-based	43,334	36.68%	9,451	> 8.0%	11,814	> 10.0%

	2008 Actual		For Capital Adequacy		To Be Well Capitalized
	Capital	Ratio	Capital	Ratio	Capital	Ratio
Tier 1 leverage	$16,884	9.33%	$7,239	> 4.0%	$9,049	> 5.0%
Tier 1 risk-based	16,884	13.65%	4,925	> 4.0%	7,387	> 6.0%
Total risk-based	18,571	15.02%	9,849	> 8.0%	12,311	> 10.0%

Note 15 - Commitments and Contingencies

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

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Off-Balance Sheet Commitments

As of December 31, 2009 and 2008

	2009	2008
Construction loans
- Residential	$—	$361,810
- Commercial	2,924,801	6,327,551
Commercial lines of credit	4,691,773	4,360,803
Home equity lines of credit	6,069,903	5,183,174
Consumer and overdraft protection	107,678	707,149
Letters of credit	0	123,550

Total commitments	$13,794,156	$17,064,037

Under non-cancelable leases, the Company leased four banking facilities. The lease terms are as follows:

Office Location	Owned or Leased	Lease Terms
One James Center (Headquarters)	Leased	Initial term of 62 months with two options to extend for a three year period each
901 E. Cary Street, Suite 1700
Richmond, VA 23219

Boulders (Operations Center)	Leased	Initial term of 65 months with two options to extend for a three year period each
1011 Boulder Spring Drive, Suite 410
Richmond, VA 23225

McLean Office	Leased	Intial term of 87 months with one option to extend for a three year period
800 Greensboro Drive, Suite 1400
McLean, VA 22102

Plaza Branch	Leased	Initial term of five years with an automatice five-year renewal
1000 N. Main Street
Suffolk, VA 23434

Rental expense under operating leases for banking facilities was $707,243 and $695,740 for the years ended December 31, 2009 and 2008, respectively.

The current minimum annual commitments under non-cancelable leases in effect at December 31, 2009 are as follows:

Minimum Lease Commitments

As of December 31, 2009

Year	Commitment
2010	$858,644
2011	875,985
2012	893,742
2013	911,913
2014	332,248

Total lease commitments	$3,872,532

Xenith Bank [In Organization] as of December 31, 2008

Xenith leases four offices in Virginia. At December 31, 2008, minimum operating lease commitments are summarized as follows:

2009	$563,253
2010	789,513
2011	806,852
2012	824,612
2013	842,774
Thereafter	644,318

Total minimum lease payments	$4,471,322

Rent expense for the year ended December 31, 2008 was $163,491.

Xenith is subject to certain claims and legal actions arising in the ordinary course of business. As of December 31, 2008, management has no knowledge of any pending claims or legal actions against Xenith.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Note 16 - Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate, and consumer (installment) loans. Our customers are primarily residents of or operate business ventures in our market area. At December 31, 2009, loans for commercial and business purposes, including working capital and equipment, represented $85,373,187, or 77.86% of total loans, while loans secured by residential real estate located beyond or within our immediate market represented $22,661,679, or 20.66% of total loans. Therefore, a major factor in determining debtors’ ability to honor contracts, as well as the Bank’s ability to realize the value of any underlying collateral, is influenced by economic conditions in these market areas.

The Bank has purchased loans from other banks (participation loans) that include hotel loans. Hotel loans are identified as a concentration of credit as it relates to the percentage of total outstanding loans. Hotel loans at December 31, 2009 represented $16,157,571, or 15.83% of the loan portfolio.

The Bank maintains its cash balances with several financial institutions. As of October 2009, these accounts are insured by the FDIC up to $250,000. At December 31, 2009 and 2008, the Bank had $724 and $856, respectively, of uninsured funds in these financial institutions.

Note 17 - Supplemental Cash Flow Information

The Bank paid $4,663,242 and $5,578,074 in interest for the years ended December 31, 2009 and 2008. For the years ended December 31, 2009 and 2008, the Company paid Federal income taxes of $284,407 and $435,000, respectively.

Note 18 - Disclosures about Fair Value of Financial Instruments

ASC Topic 825, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose estimated fair values of its financial instruments.

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2009 and 2008 and as such, the related fair values have not been estimated.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at December 31, 2009 and 2008:

Fair Values of Financial Instruments

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$35,203,187	$35,203,187	$4,541,961	$4,541,961
Federal funds sold	—	—	651,000	651,000
Securities available for sale	36,846,737	36,846,737	53,412,711	53,412,711
Other investments	2,278,752	2,278,752	2,483,500	2,483,500
Loans	102,049,697	102,049,697	117,247,295	117,247,295
Accrued interest receivable	976,908	976,908	1,171,615	1,171,615

Total financial assets	$177,355,281	$177,355,281	$179,508,082	$179,508,082

Financial Liabilities
Federal funds purchased	$1,552,000	$1,552,000	$—	$—
Other borrowed funds
- Short-term borrowings	4,708,151	4,708,151	16,010,972	16,010,972
- Long-term borrowings	25,000,000	25,000,000	20,000,000	20,000,000
Deposits	114,147,634	114,147,634	130,284,637	130,284,637
Accrued interest payable	505,297	505,297	891,697	891,697

Total financial liabilities	$145,913,082	$145,913,082	$167,187,306	$167,187,306

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

Note 19 - Financial Statements of Parent Company

The following balance sheets reflect the assets, liabilities, and shareholders’ equity of Xenith Bankshares, Inc. and First Bankshares, Inc. for 2009 and 2008, respectively. Xenith Bankshares, Inc. is the parent company of Xenith Bank for the year ended December 31, 2009 and First Bankshares, Inc. was the parent company of SuffolkFirst Bank for year ended December 31, 2008. No income or expense was recognized for years ended 2009 and 2008.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Xenith Bankshares, Inc.

(Parent Company Only)

Balance Sheet

As of December 31,

	2009	2008
Assets
Investment in subsidiary	$54,072,033	$16,709,846

Total assets	$54,072,033	$16,709,846

Liabilities and Shareholders’ Equity
Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized; -0- issued and outstanding Common stock, $1.00 par value; 100,000,000 and $3.20 par value, 10,000,000 shares authorized as of December 31, 2009 and 2008, 5,846,928 and 2,276,298 issued and outstanding as of December 31, 2009 and 2008, respectively	$5,846,928	$7,284,154
Additional paid-in capital	57,614,520	8,938,444
Retained earnings	(9,457,569)	662,458
Accumulated other comprehensive income (loss), net	68,154	(175,210)

Total shareholders’ equity	$54,072,033	$16,709,846

Note 20 - Disclosures about Fair Value of Assets and Liabilities

The Company measures fair value pursuant with ASC Topic 820 “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. The topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions that are identical to or comparable with assets or liabilities being valued. The income approach involves converting future amounts based on current market expectations about those future amounts to a single present amount. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

ASC Topic 820 of the Codification establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The reported fair value of a financial instrument is categorized within the fair value hierarchy based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy consist of the following:

Fair Value of Financial Assets

As of December 31, 2009

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$36,846,737	$—	$36,846,737	$—
Impaired loans	4,557,471	—	—	4,557,471
Other real estate owned	463,700	—	—	463,700

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in active markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. A portion of the Allowance for Loan Losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the Allowance for Loan Losses to increase, such increases are reported as a component of the provision for loan losses. Loan losses are charged against the Allowance for Loan Losses when Management believes the uncollectability of a loan is confirmed. At December 31, 2009, the Bank had

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

$7,710,500 of impaired loans, or 7.54% of total loans, compared to $676,566 in impaired loans, or 0.58% of total loans, at December 31, 2008. It is the opinion of management that the Allowance for Loan Losses is adequate to absorb any loss related to these loans. The valuation would be considered Level 3.

Note 21 - Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP but reorganizes the literature using a consistent structure organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation. As the Codification was not intended to change or alter existing GAAP, it did not impact the consolidated financial statements. However, the Company ceased using prior GAAP references and is using the new Codification when referring to GAAP in these Notes to Consolidated Financial Statements.

New accounting guidance issued after the effective date of the Codification will be issued in the form of Accounting Standards Updates (“ASUs”). ASUs will not be considered authoritative in their own right, but instead will serve to update the Codification.

In September 2009, the FASB issued ASU 2009-12, Fair Values and Measurements Topic – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”), which provides additional guidance on how the fair value of alternative investments such as private equity investments should be estimated and requires additional disclosures of the investment’s attributes. Under the updated guidance, the fair value of investments within its scope can be determined using the investment’s net asset value per share or its equivalent. The Company elected to early adopt ASU 2009-12 as of September 30, 2009, as permitted. The impact of adoption was not significant. See Note 18 – Disclosures about Fair Value of Financial Instruments for more information regarding the attributes of the Company’s private equity investments.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which were subsequently codified by ASU 2009-16 in the Transfers and Servicing Topic and by ASU 2009-17 in the Consolidations Topic. Changes to the Transfers and Servicing Topic eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures regarding an entity’s continuing involvement in and exposure to risks related to transferred financial assets. The changes to the Consolidations Topic replace the quantitative approach previously required for determining which enterprise should consolidate a variable interest entity with a consolidation approach focused on which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The updated Consolidations Topic also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminates an exception indicating that a troubled debt restructuring, as defined by the Debt Topic of the Codification, is not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. The changes to the Transfers and Servicing Topic and the Consolidations Topic are effective for the Company on January 1, 2010.

In February 2010, the FASB issued Accounting Standards Update, The Consolidation Topic, Amendments to Statement 167 for Certain Investment Funds, that would defer the effective date of ASU 2009-17 for certain entities and provide for other amendments to The Consolidation Topic.

The adoption of ASU 2009-16 and ASU 2009-17, including its amendment, did not have a material impact on the financial statements and related disclosures.

In May 2009, the FASB issued the Subsequent Events Topic of the Codification, which sets forth general standards for potential recognition or disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic became effective in the second quarter of 2009 and did not have a material impact on the consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

In April 2009, the FASB issued additional application guidance and required enhanced disclosures regarding fair value measurements and impairments of investment securities. Additional application guidance included in the Fair Value Measurements and Disclosures Topic of the Codification relates to estimating fair value, when the volume and level of activity for the asset or liability have decreased significantly and for identifying circumstances that indicate a transaction is not orderly. Application guidance included in the Investments—Debt and Equity Securities Topic of the Codification amended previous other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. No amendments were made related to the recognition and measurement guidance related to other-than-temporary impairments of equity securities. As permitted, the Company elected to early adopt this application guidance as of January 1, 2009. This topic did not have a material impact on the consolidated financial statements.

Enhanced disclosures related to the Financial Instruments Topic of the Codification require disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. These disclosure provisions were effective for the Company’s quarter ended June 30, 2009. See Note 18 – Disclosures about Fair Value of Financial Instruments for information regarding the fair value of financial instruments.

On January 1, 2009, the Company adopted updated accounting and reporting guidance under the Consolidation Topic of the Codification for ownership interests in consolidated subsidiaries held by parties other than the parent, previously known as minority interests and now known as noncontrolling interests, including the accounting treatment upon the deconsolidation of a subsidiary. The updated accounting and reporting guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component within total equity in the consolidated financial statements. Additionally, consolidated net income is now reported with separate disclosure of the amounts attributable to the parent and to the noncontrolling interests. This topic did not have a material impact on the consolidated financial statements.

Note 22 - Short Term Borrowings

At December 31, 2009 and 2008, the Bank had federal funds purchased of $1,552,000 and $0 and short term FHLB borrowings of $4,700,000 and $16,000,000, respectively. Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB borrowings until their maturity. The following table summarizes federal funds purchased and FHLB borrowings for the years ended December 31, 2009 and 2008:

Short Term Borrowings

	For the years ended December 31,
	2009				2008
	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$1,552,000	$2,526,000	$518,841	0.79%	$—	$2,270,000	$374,164	2.76%
Other borrowings	4,700,000	12,000,000	3,472,329	0.53%	16,000,000	21,000,000	11,006,284	3.77%

Total short-term borrowings	$6,252,000	$14,526,000	$3,991,170	0.57%	$16,000,000	$23,270,000	$11,380,448	3.74%

Xenith Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2009 and 2008

Note 23 - Long Term Borrowings

At December 31, 2009 and 2008, the Bank had long term borrowings from the FHLB totaling $25,000,000 and $20,000,000, respectively. Interest is payable on a monthly basis on fixed-rate borrowings and on a quarterly basis on convertible borrowings until maturity. Maturities of FHLB borrowings at December 31, 2009 are as follows:

Long Term Borrowings

As of December 31, 2009

Maturity Date	Type	Interest Rate	Balance
March 4, 2011	Fixed rate	2.07%	$5,000,000
January 25, 2013	Convertible	2.495%	20,000,000

The convertible advance is at a fixed interest rate until January 25, 2010, at which time, if the Bank does not retire the debt, the FHLB has the option to convert to the variable interest rate and spread being offered at that time. The borrowings are collateralized by whole loans and a portion of our pledged securities with a total carrying value of $20,069,250 at December 31, 2009.

Note 24 - Subsequent Events

Subsequent events have been evaluated for their potential impact in the financial statements and there have been no significant events identified that require disclosure for this period.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the rules and regulations of the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls

No changes in our internal control over financial reporting occurred during the year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders (“Proxy Statement”) to be held on May 6, 2010.

Item 10 - Directors, Executive Officers of the Registrant and Corporate Governance

The information set forth under the captions “Election of Directors” – Nominees for the Board of Directors, “Election of Directors – Committees of the Board of Directors – Audit and Compliance Committee,” and “The Audit and Compliance Committee” Report in the Proxy Statement and is incorporated herein by reference. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference. Information concerning the Company’s executive officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

On January 20, 2010, the Company’s Board of Directors approved and adopted the Company’s Code of Business Conduct and Ethics (the “Code”). The Code is the Company’s code of ethics that applies to all directors, officers and employees of the Company and its subsidiary, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code amended and restated the Company’s code of ethics as in effect prior to the Board of Directors’ action generally to make certain non-material updating changes to the Code. The amendments to the Code did not result in any waiver, explicit or implicit, from any provision of the Code (as in effect prior to the Board of Directors’ action to amend and restate the Code) with respect to any director, officer or employee of the Company or its subsidiary.

The Code, as amended and restated, is available on the Company’s website at www.xenithbank.com. The Company intends to continue to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the Code with respect to certain officers by posting such disclosures on the Company’s website at www.xenithbank.com. The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure.

Item 11 - Executive Compensation

The information set forth under the caption “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference. The information is set forth under the caption “Election of Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matter

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2009 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity Compensation Plans Approved by Security Holders
2003 Stock Incentive Plan	94,493	$7.82	37,507
Amended and Restated 2009 Stock Incentive Plan	233,160	11.49	810,231	[1]
Equity Compensation Plans Not Approved by Security Holders
Warrants	563,760	11.49	—	[2]

Total	891,413	$11.10	847,738

[1]	These shares are available to be granted in the form of stock options under the 2003 Stock Incentive Plan and the amended and restated 2009 Stock Incentive Plan.
[2]	In connection with the Merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the Merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Corporation common stock based on the Exchange Ratio at an exercise price of $11.49 per share. These 224,460 options, which are included in the 233,160 options set forth in column (a) above, have a 10-year term and will vest in three equal installments on each anniversary of the completion of the Merger.

An aggregate of 648,000 warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the Merger were converted into an aggregate of 563,760 warrants to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio at an exercise price of $11.49 per share. These warrants are exercisable immediately and expire on May 8, 2019.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors – Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services

The information set forth under the captions “The Audit and Compliance Committee Report – Fees Billed by Independent Registered Public Accounting Firm” and “The Audit and Compliance Committee Report – Pre-Approval Policy” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2008 (File No. 000-53380)).

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 14, 2009 (File No. 000-53380)).

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Current Report on Form 8-K filed August 14, 2009 (File No. 000-53380)).

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Current Report on Form 8-K filed October 16, 2009 (File No. 000-53380)).

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Current Report on Form 8-K filed November 5, 2009 (File No. 000-53380)).

2.2.4	Amendment No. 4, dated as of November 19, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, as of October 15, 2009, and as of October 30, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.4 to Current Report on Form 8-K filed November 25, 2009 (File No. 000-53380)).

3.1	Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

3.2	Amended and Restated Bylaws of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.1	Investor Rights Agreement, dated as of June 26, 2009, among Xenith Corporation and the Investor Shareholders and Other Shareholders Listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.2	First Amendment to Investor Rights Agreement, dated as of December 21, 2009, among Xenith Corporation, BCP Fund I Virginia Holdings, LLC and the Holders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.1	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed August 21, 2008 (Registration No. 333-153118))

10.2	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.3	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380))

10.4	Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan.

10.5	Form of Executive Officer Stock Option Agreement.

10.6	Form of Non-Employee Director Stock Option Agreement.

10.7	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and T. Gaylon Layfield, III (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.8	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Thomas W. Osgood (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.9	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Ronald E. Davis.

10.10	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and Wellington W. Cottrell, III.

10.11	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and W. Jefferson O’Flaherty.

10.12	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Darrell G. Swanigan (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.13	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Keith B. Hawkins (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.14	Loan Officer Incentive Bonus Plan Summary (incorporated herein by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.15	Deed of Lease, dated October 7, 2003, by and between Suffolk Plaza Shopping Center, L.C., SuffolkFirst Bank and S.L. Nusbaum Realty Co. (incorporated herein by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.16	Deed of Lease, dated as of July 14, 2008, between James Center Property, LLC, and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.17	Office Lease, dated as of November 5, 2008, between Greensboro Drive Property LLC and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.17.1	First Modification Agreement, dated as of June 8, 2009, between Greensboro Drive Property LLC and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.2.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.18	Service Agreement, dated as of September 26, 2008, between Parkway Properties LP and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.18.1	First Amendment to Service Agreement, dated as of July 10, 2009, between Parkway Properties LP and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

23.1	Consent of Witt Mares, PLC.

23.2	Consent of Ernst & Young LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC. (Registrant)

March 31, 2010	/s/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. GAYLON LAYFIELD, III T. Gaylon Layfield, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/S/ THOMAS W. OSGOOD Thomas W. Osgood	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer and Treasurer (Principal Financial Officer)	March 31, 2010

/S/ ROBERT E. CLARY Robert E. Clary, CPA	Senior Vice President and Controller of Xenith Bank (Principal Accounting Officer)	March 31, 2010

/S/ MALCOLM S. MCDONALD Malcolm S. McDonald	Chairman and Director	March 31, 2010

/S/ LARRY L. FELTON Larry L. Felton	Director	March 31, 2010

/S/ PALMER P. GARSON Palmer P. Garson	Director	March 31, 2010

/S/ PETER C. JACKSON Peter C. Jackson	Director	March 31, 2010

/S/ BRIAN D. JONES Brian D. Jones	Director	March 31, 2010

/S/ ROBERT J. MERRICK Robert J. Merrick	Director	March 31, 2010

/S/ SCOTT A. REED Scott A. Reed	Director	March 31, 2010

/S/ MARK B. SISISKY Mark B. Sisisky	Director	March 31, 2010

/S/ JAMES E. TURNER, JR. James E. Turner, Jr.	Director	March 31, 2010

/S/ PATRICK D. HANLEY Patrick D. Hanley	Director	March 31, 2010