Form 10-Q
period 2010-03-31
Xenith Bankshares, Inc.
filed 2010-05-17
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-53380

Xenith Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	80-0229922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One James Center 901 E. Cary Street, Suite 1700 Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 433-2200

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

5,846,928 shares of Common Stock, par value $1.00 per share, were outstanding at April 30, 2010.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$8,320,796	$35,203,187
Federal funds sold	2,663,000	—

Total cash and cash equivalents	10,983,796	35,203,187
Securities available for sale, at fair value	69,538,156	36,846,737
Loans, net of allowance for loan losses, 2010 $39,698; 2009 $0	104,045,174	102,049,697
Bank premises and equipment, net	6,829,596	6,980,689
Other real estate owned	463,700	463,700
Goodwill and other intangible assets	10,640,427	10,670,427
Accrued interest receivable	734,107	976,908
Deferred tax asset	3,534,400	3,679,400
Other assets	5,223,522	4,719,958

Total assets	$211,992,878	$201,590,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand and money market	$31,261,077	$22,316,474
Savings	3,673,782	3,295,930
Time	96,644,284	88,535,230

Total deposits	131,579,143	114,147,634
Accrued interest payable	588,874	505,297
Federal funds purchased and borrowed funds	25,001,443	31,260,151
Other liabilities	1,511,793	1,605,588

Total liabilities	158,681,253	147,518,670

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value, 100,000,000 shares authorized as of March 31, 2010 and December 31, 2009; 5,846,928 issued and outstanding as of March 31, 2010 and December 31, 2009	5,846,928	5,846,928
Additional paid-in capital	57,674,520	57,614,520
Accumulated deficit	(10,559,432)	(9,457,569)
Accumulated other comprehensive income, net	349,609	68,154

Total shareholders’ equity	53,311,625	54,072,033

Total liabilities and shareholders’ equity	$211,992,878	$201,590,703

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares March 31, 2010	Xenith Bank [In Organization] March 31, 2009	First Bankshares March 31, 2009
Interest income
Interest and fees on loans	$1,558,140	$—	$1,664,838
Interest on securities	469,720	—	686,873
Interest on federal funds sold	300	—	911

Total interest income	2,028,160	—	2,352,622

Interest expense
Interest on deposits	251,280	—	796,795
Interest on time certificates of $100,000 and over	115,269	—	228,279
Interest on federal funds purchased and borrowed funds	147,062	—	147,163

Total interest expense	513,611	—	1,172,237

Net interest income	1,514,549	—	1,180,385
Provision for loan losses	40,000	—	40,000

Net interest income (loss) after provision for loan losses	1,474,549	—	1,140,385

Noninterest income
Service charges on deposit accounts	30,470	—	70,288
Gains on sales of investments	99,320	—	217,411
Other	48,333	—	26,935

Total noninterest income	178,123	—	314,634

Noninterest expense
Compensation and benefits	1,733,111	585,310	518,138
Occupancy	337,299	262,986	83,577
FDIC insurance	70,004	—	34,133
Bank franchise taxes	105,000		34,000
Technology	246,582	58,854	133,688
Communications	39,094	19,769	7,434
Insurance	45,400	16,400	10,800
Professional fees	246,742	232,004	133,472
Travel	42,220	11,900	12,199
Supplies	49,060	11,777	29,096
Other expenses	134,423	9,406	41,924

Total noninterest expense	3,048,935	1,208,406	1,038,461

(Loss) Income before income tax expense	(1,396,263)	(1,208,406)	416,558
Income tax (benefit) expense	(294,400)	—	142,300

Net (loss) income	(1,101,863)	(1,208,406)	274,258
Other comprehensive (loss), net of income tax expense:
Net unrealized gain (loss) on securities available for sale	281,455	—	(534,661)

Comprehensive (loss)	$(820,408)	$(1,208,406)	$(260,403)

Per share data (Basic and Diluted):	$(0.19)	$—	$0.12

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares March 31, 2010	Xenith Bank [In Organization] March 31, 2009	First Bankshares March 31, 2009
Cash flows from operating activities
Net (loss) income	$(1,101,863)	$(1,208,406)	$274,258
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	205,669	119,330	83,193
Net amortization of investment securities	28,991	—	14,330
Accretion of purchase accounting adjustments	(220,000)	—	—
Gains on sales of securities	(99,320)	—	(217,411)
Provision for loan losses	40,000	—	40,000
Change in operating assets and liabilities
Accrued interest receivable	242,801	—	279,277
Deferred tax (benefit) expense	(3,500)	—	28,192
Other assets	(583,564)	70,775	44,333
Accrued interest payable	83,577	—	(33,803)
Other liabilities	(69,713)	188,268	130,665

Net cash (used in) provided by operating activities	(1,476,922)	(830,033)	643,034

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	22,548,224	—	8,994,325
Purchase of available-for-sale securities	(54,739,359)	—	(3,475,000)
Net proceeds from the sale of FHLB stock	—	—	238,900
Net increase (decrease) in loans	(1,975,477)	—	2,870,496
Net purchases of premises and equipment	(78,658)	(1,109,675)	(10,864)

Net cash (used in) provided by investing activities	(34,245,270)	(1,109,675)	8,617,857

Cash flows from financing activities
Net increase (decrease) in demand deposits and savings accounts	9,322,455	—	(173,228)
Net increase in time deposits	8,379,054	—	1,319,265
Net (decrease) in federal funds purchased and borrowed funds	(6,258,708)	—	(11,010,972)
Issuance of stock options	60,000	—	—
Capital contributions	—	1,745,000	—

Net cash provided by (used in) financing activities	11,502,801	1,745,000	(9,864,935)

Net (decrease) in cash & cash equivalents	(24,219,391)	(194,708)	(604,044)
Cash and cash equivalents
Beginning of period	35,203,187	280,201	5,192,961

End of period	$10,983,796	$85,493	$4,588,917

Supplementary Disclosure of Cash Flow Information
Cash Payments for:
Interest	$430,034	$—	$1,206,040

Income Taxes	$—	$—	$64,627

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)

	Common Stock	Additional Paid- in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at January 1, 2010	$5,846,928	$57,614,520	$(9,457,569)	$68,154	$54,072,033

Net loss	—	—	(1,101,863)	—	(1,101,863)
Stock options	—	60,000	—	—	60,000
Change in net unrealized loss on available-for-sale securities, net of deferred income tax expense of $145,000	—	—	—	281,455	281,455

Balances at March 31, 2010	$5,846,928	$57,674,520	$(10,559,432)	$349,609	$53,311,625

See notes to unaudited financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization

General

Xenith Bankshares, Inc. (the “Company”) is a bank holding company for Xenith Bank, a Virginia-based institution headquartered in Richmond, Virginia. The Company, through Xenith Bank, operates four full-service branches: one in Richmond, Virginia and three in Suffolk, Virginia. Xenith Bank does business as SuffolkFirst Bank at its current locations in Suffolk, Virginia. The Company anticipates converting a loan production office in Tysons Corner, Virginia, to a full service branch during the second or third quarter of 2010.

Background

Effective December 22, 2009, First Bankshares, Inc. (“First Bankshares”) and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (the “Merger”), with First Bankshares being the surviving entity in the Merger. At the effective time of the Merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the Merger, SuffolkFirst Bank, a wholly-owned subsidiary of the combined company, changed its name to Xenith Bank.

Although the Merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009.

From its inception on February 19, 2008 until the completion of the Merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no substantial operations. Accordingly, since Xenith Corporation’s operating activities prior to the Merger were insignificant relative to those of First Bankshares, management believes that First Bankshares is the Company’s predecessor. However, as mentioned above, Xenith Corporation is treated as the acquirer for accounting purposes. Management reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that the combined company’s operations, revenues and expenses after the Merger are most similar in all respects to those of First Bankshares’ historical periods. Accordingly, the consolidated statements of operations and comprehensive income and cash flows of First Bankshares for the period ended March 31, 2009 have been presented. However, due to the adjustments to the basis of assets and liabilities as a result of the acquisition method of accounting, the financial statements of the successor and predecessor are not directly comparable. The Merger was accounted for using the acquisition method of accounting.

Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “successor,” “we,” “our” and “us” at and for the quarterly period ended March 31, 2010 and at the year ended December 31, 2009 are to Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank, and references to “the Bank” are to Xenith Bank. Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “predecessor,” “we,” “our” and “us” for the quarterly period ended March 31, 2009 are to First Bankshares and its wholly-owned subsidiary, SuffolkFirst Bank, and references to “the Bank” are to SuffolkFirst Bank.

Note 2. Basis of Presentation

The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. Xenith Bank [in Organization] for the three months ended March 31, 2009 represents the operations of Xenith Corporation before the Merger. All significant intercompany accounts have been eliminated.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim period reporting, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and the statements of cash flows and changes in shareholders’ equity for the three months ended March 31, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported total assets, cash flows, shareholders’ equity, or net income.

Note 3. Securities

The book value and fair values at March 31, 2010 were as follows:

	March 31, 2010
	Book Value	Gross Unrealized		Fair Value
		Gains	(Losses)
Securites Available for Sale:
U.S. agencies	$8,990,792	$32,689	$(8)	$9,023,473
Mortgage-backed securities
- Fixed rate	42,809,214	396,243	(7,418)	43,198,039
- Variable rate	5,870,769	173,760	—	6,044,529
Collateralized mortgage obligations	9,078,311	7,989	(7,310)	9,078,990
Other Securities	2,259,566	—	(66,441)	2,193,125

Total securities available for sale	$69,008,652	$610,681	$(81,177)	$69,538,156

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

The book value and fair values at December 31, 2009 were as follows:

	December 31, 2009
	Book Value	Gross Unrealized		Fair Value
		Gains	(Losses)
Securities Available for Sale:
U.S. agencies	$17,700,601	$116,508	$(6,667)	$17,810,442
Mortgage-backed securities
- Fixed rate	4,983,564	37,086	(20,540)	5,000,110
- Variable rate	7,102,185	64,279	(6,174)	7,160,290
Municipals
-Taxable	2,111,980	—	(38,700)	2,073,280
- Tax exempt	535,600	—	(985)	534,615
Other securities	4,262,500	5,500	—	4,268,000

Total securities available for sale	$36,696,430	$223,373	$(73,066)	$36,846,737

At March 31, 2010 and December 31, 2009, the Bank had securities with a book value of $30.3 million and $20.5 million, respectively that were pledged as collateral against borrowings.

The following table shows the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity at March 31, 2010:

	March 31, 2010
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
U.S. agencies
- Federal National Mortgage Association	$8,990,792	$9,023,472	16.86%
Collateralized Mortgage Obligations
- Government National Mortage Association	6,013,388	6,007,866	11.28%
Mortgage-backed securities
- Federal National Mortgage Association	33,249,149	33,500,646	62.37%
- Federal Home Loan Mortgage Corporation	15,226,344	15,533,687	28.56%

Total securities	$63,479,673	$64,065,671

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following tables show the unrealized losses and related fair values in the Company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agencies	$1,998,500	$(8)	$—	$—	$1,998,500	$(8)
Mortgage-backed securities
- Fixed rate	1,875,663	(7,418)	—	—	1,875,663	(7,418)
Other securities	2,923,964	(7,310)	2,193,125	(66,441)	5,117,089	(73,751)

Total impaired securities	$6,798,127	$(14,736)	$2,193,125	$(66,441)	$8,991,252	$(81,177)

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S agencies	$15,763,328	$(236,672)	—	—	$15,763,328	$(236,672)
Mortgage-backed securities
-Variable rate	54,115	(184)	—	—	54,115	(184)
Other securities	—	—	4,268,000	(254,787)	4,268,000	(254,787)

Total impaired securities	$15,817,443	$(236,856)	$4,268,000	$(254,787)	$20,085,443	$(491,643)

The unrealized loss positions at March 31, 2010 were directly related to interest rate movements as management believes there is minimal credit risk exposure in these investments. At March 31, 2010, the Bank held two preferred securities with an aggregate book value of $2.2 million. Of this total, one of the preferred securities in the amount of $1.1 million had a split rating of Baa3 by Moody’s Investors Service, Inc. and BB by Standard and Poor’s Rating Services. All other securities are investment grade. Investments with unrealized loss positions of less than 12 months duration at March 31, 2010 totaled $6.8 million and included one federal agency mortgage-backed security, one federal agency note and one collateralized mortgage-backed security. Securities with losses of one year or greater duration totaled $2.2 million and included two preferred securities. Because we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before a recovery of unrealized losses, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 4. Loans

The following table summarizes the loan portfolio as of March 31, 2010 and December 31, 2009:

Loan Portfolio

As of March 31, 2010 and December 31, 2009

	March 31, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate	$36,826,225	35.38%	$34,978,917	34.28%
Commercial and industrial	41,903,808	40.26%	43,467,134	42.59%
Residential real estate	21,659,883	20.81%	22,061,275	21.62%
Consumer	3,667,183	3.52%	1,523,660	1.49%
Overdrafts	27,773	0.03%	18,711	0.02%

Total loans	104,084,872	100.00%	102,049,697	100.00%
Allowance for loan losses	39,698		—

Total loans, net of allowance for loan losses	$104,045,174		$102,049,697

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Activity in the allowance for loan losses was as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Balance at beginning of period	$—	$1,687,283
Charge-offs:
Commercial real estate	—	133,267
Commercial and industrial	—	187,065
Residential real estate	302	214,352
Consumer	—	4,953

Total charge-offs	302	539,637

Recoveries:
Commercial real estate	—	18,954
Commercial and industrial	—	31,644
Consumer	—	1,110

Total recoveries	—	51,708

Net charge-offs	302	487,929

Allowance, net of charge-offs and recoveries	(302)	1,199,354
Additions to the allowance for loan losses	40,000	5,500,646

Allowance after additions	39,698	6,700,000
Purchase accounting adjustment	—	(6,700,000)

Balance at end of period	$39,698	$—

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.43%

As of December 31, 2009, the allowance for loan losses was $0 as a result of purchase accounting adjustments related to the Merger. As of March 31, 2010, a provision for loan losses of $40,000 was recorded on new loans added to the loan portfolio for the three months ended March 31, 2010.

Note 5. Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350 Goodwill and Other Intangible Asset, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this statement require an impairment review at least annually or more frequently if certain impairment indicators are evident. The Company will test for impairment of goodwill and intangible assets on an annual basis beginning in 2010.

As part of the purchase price allocation for the acquisition of First Bankshares on December 22, 2009, the Company recorded $9.4 million in goodwill. Core deposit intangible assets are being amortized over a 10 year period.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Goodwill and intangible assets are presented in the following table as of March 31, 2010 and December 31, 2009:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2010
Amortizable core deposit intangibles	$1,240,000	$30,000	$1,210,000
Goodwill	9,430,427	—	9,430,427
December 31, 2009
Amortizable core deposit intangibles	1,240,000	—	1,240,000
Goodwill	9,430,427	—	9,430,427

A reconciliation of the excess consideration paid by Xenith Corporation over First Bankshares’ net assets acquired in the Merger (“goodwill”) is as follows:

Costs to acquire First Bankshares:
Issuance of Xenith Corporation common stock	$15,758,196
Cash consideration paid	5,251,804

Total consideration to acquire First Bankshares	$21,010,000

First Bankshares’ net assets at fair value:
First Bankshares shareholders’ equity at December 22, 2009	12,611,140
Adjustments to reflect assets acquired at fair value:
Net loans	(900,000)
Other real estate owned	(100,000)
Premises and equipment	(500,000)
Core deposit intangibles	1,240,000
Deferred tax assets	1,491,332
Adjustments to reflect liabilities acquired at fair value:
Interest-bearing deposits	(2,132,000)
Other	(130,899)

Adjusted identifiable net assets acquired	11,579,573

Total Goodwill	$9,430,427

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 6. Deposits

A summary of deposit accounts as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
Noninterest-bearing demand deposits	$13,851,184	$14,646,206
Interest-bearing:
NOW and money market accounts	17,409,893	7,670,269
Savings deposits	3,673,782	3,295,930
Time deposits of $100,000 or more	45,575,816	37,127,448
Other time deposits	51,068,468	51,407,781

Total deposit accounts	$131,579,143	$114,147,634

Note 7. (Loss) Income per Share

The following is a summary of the basic and diluted (loss) income per share calculation for the three month periods ended March 31, 2010 and 2009. The loss per share for the three months ended March 31, 2010 did not include 94,493 stock options and 563,760 stock warrants, because, in each case, the exercise price of the stock options and warrants, as applicable, was higher than the market price for the Company’s common stock. There were no stock options that were dilutive as of March 31, 2009.

	(Successor)	(Predecessor)
	For the Three Months Ended March 31,
	2010	2009
Net (loss) income	$(1,101,863)	$274,258
Weighted average number of shares outstanding	5,846,928	2,276,298
(Loss) income per share, basic	$(0.19)	$0.12

(Loss) income per share, assuming dilution	$(0.19)	$0.12

Note 8. Employee Stock Option Plan

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

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

In connection with the Merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the Merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Corporation common stock based on the Exchange Ratio at an exercise price of $11.49 per share (in excess of the fair market value on the date of conversion). On December 22, 2009, the Compensation and Governance Committee of the Board of Directors (the “Committee”), pursuant to authority delegated to it by the Board of Directors, granted an aggregate of 8,700 options to purchase shares of Xenith Bankshares common stock at an exercise price of $11.49 per share (in excess of the fair market value on the date of grant). The options converted in the Merger and the options granted on December 22, 2009, have a 10-year term and will vest in three equal installments on each anniversary of the completion of the Merger. In addition, on January 5, 2010 and February 1, 2010, the Committee granted 7,500 and 5,000 options to purchase shares of Xenith Bankshares common stock at an exercise price of $7.00 per share and $11.49 per share, respectively (in excess of the fair market value on the date of grant). Those options have a 10 year term and will vest in three equal annual installments beginning on the date of grant.

Stock options are recorded at fair value as of the date of grant. Stock-based employee compensation costs were $60,000 and $0 for the three months ended March 31, 2010 and 2009.

Note 9. Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Under the guidance in ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value to such assets or liabilities.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and, based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. However, the Company expects changes in classifications between levels will be rare.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Available for Sale Securities:

Available for sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relaying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Real Estate Owned:

The Company does not record other real estate owned on a recurring basis. Other real estate owned is measured at the asset’s fair value less costs for disposal. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest. The methodology for measuring the fair value of other financial assets and financial liabilities that are not measured at fair value on a recurring or nonrecurring basis are discussed below.

Loans:

For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The loan portfolio was marked to fair market value as of December 22, 2009 as a result of the Merger. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

Impaired Loans:

The Company does not record impaired loans at fair value on a recurring basis. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Deposit Liabilities:

The balance of demand deposits, NOW accounts, and money market and savings deposits reflects the fair value payable on demand to the accountholder. Deposit liabilities were marked to fair market value as of December 22, 2009 as a result of the Merger.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

Short-Term Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Financial Instruments:

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

As of March 31, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit was immaterial.

Assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2010 are included in the table below.

		Fair Value Measurements as of March 31, 2010 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Measured on a Recurring Basis:
Available for Sale securities	$69,538,156		$69,538,156
Assets Measured on a Non Recurring Basis:
Other real estate owned	$463,700			$463,700

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

The carrying amounts and approximate fair values of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$8,320,796	$8,320,796	$35,203,187	$35,203,187
Federal funds sold	2,663,000	2,663,000	—	—
Securities available for sale	69,538,156	69,538,156	36,846,737	36,846,737
Other investments	2,224,850	2,224,850	2,278,752	2,278,752
Loans	104,045,174	104,045,174	102,049,697	102,049,697
Accrued interest receivable	734,107	734,107	976,908	976,908

Total financial assets	$187,526,083	$187,526,083	$177,355,281	$177,355,281

Financial Liabilities
Federal funds purchased	$—	$—	$1,552,000	$1,552,000
Other borrowed funds
- Short-term borrowings	1,443	1,443	4,708,151	4,708,151
- Long-term borrowings	25,000,000	25,000,000	25,000,000	25,000,000
Deposits	131,579,143	131,579,143	114,147,634	114,147,634
Accrued interest payable	588,874	588,874	505,297	505,297

Total financial liabilities	$157,169,460	$157,169,460	$145,913,082	$145,913,082

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

Note 10 . Accounting Pronouncements

Accounting Standards Update (“ASU”) Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”) which amends ASC 820-10 — ASU 820 requires new disclosure (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures. ASU 820 is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. ASU 820 requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

ASC 860 — Accounting for Transfers of Financial Assets (“Topic 860”) — Topic 860 is a revision to preceding guidance and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. In December 2009, the FASB issued ASU No. 2009-16 — Transfers and Servicing — Accounting for Transfers of Financial Assets (“ASU 2009 -16”). This update formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets and provides a revision for Topic 860 to require more information about transfers of financial assets. This statement and update became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this statement and update did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-06 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) — This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, that require new disclosures for transfers in and out of Levels 1 and 2, and for activity in Level 3 fair value measurements. In addition, ASU 2010-06 provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. Fair value measurement disclosures should be provided for each class of assets and liabilities, and disclosures should be made about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements that fall in either Level 2 or Level 3. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting. ASU No. 2010-6 requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Background

Effective December 22, 2009, First Bankshares, Inc. (“First Bankshares”) and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (the “Merger”), with First Bankshares being the surviving entity in the Merger. At the effective time of the Merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the Merger, SuffolkFirst Bank, a wholly-owned subsidiary of the combined company, changed its name to Xenith Bank.

Although the Merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009.

From its inception on February 19, 2008 until the completion of the Merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no substantial operations. Accordingly, since Xenith Corporation’s operating activities prior to the Merger were insignificant relative to those of First Bankshares, management believes that First Bankshares is the Company’s predecessor. However, as mentioned above, Xenith Corporation is treated as the acquirer for accounting purposes. Management reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that the combined company’s operations, revenues and expenses after the Merger are most similar in all respects to those of First Bankshares’ historical periods. Accordingly, the consolidated statements of operations and comprehensive income and cash flows of First Bankshares for the period ended March 31, 2009 have been presented. However, due to the adjustments to the basis of assets and liabilities as a result of the acquisition method of accounting, the financial statements of the successor and predecessor are not directly comparable. The Merger was accounted for using the acquisition method of accounting. Purchase accounting adjustments are reviewed quarterly by management to determine the effects of changes in economic conditions on these valuations. The items affecting comparison to the prior year relate primarily to purchase accounting adjustments. These adjustments mark assets and liabilities to fair market value as of the Merger date and, on the income statement, impact yields on loans, costs of deposits, and the amortization of intangibles.

Xenith Bankshares, Inc. is a bank holding company for Xenith Bank, a Virginia-based banking institution headquartered in Richmond, Virginia. The Company, through the Bank, operates four full-service branches: one in Richmond, Virginia and three in Suffolk, Virginia. The Bank continues to do business as SuffolkFirst Bank at its current locations in Suffolk, Virginia. The Company anticipates converting a loan production office in Tysons Corner, Virginia, to a full service branch during the second or third quarter of 2010.

We are strategically focused on the Virginia business, real estate and private banking communities, as well as select retail markets. We believe that continued consolidation in the banking industry has left many customers in these segments underserved, thereby creating the need in the market for a new generation of sophisticated banking that Xenith Bank provides. Our new banking model combines the reliability and lending power of larger, traditional institutions with the technology, expertise and flexibility required in today’s dynamic market.

We believe that the current banking landscape in Virginia has evolved to create a significant opportunity for serving middle-market commercial enterprises with complex financial needs. The Virginia market resembles a “barbell” with a few large national and super-regional banking organizations (greater than $10 billion in assets) controlling the majority of deposits and with smaller banks (less than $1 billion in assets), which represent the vast majority of banks in Virginia, controlling a small percentage of deposits. We believe that while larger financial institutions generally offer comprehensive products and services, they often lack the consistent relationship focus desired by our targeted middle-market customers. We also believe that, while community banks offer more consistent relationship focus than larger financial institutions, these banks’ smaller legal lending limits and fewer resources are better oriented for a retail and small business focus.

Following the Merger, we believe that the Company is uniquely positioned to take advantage of current economic conditions and competitive opportunities. We believe that the combined Company will benefit from the Bank’s (1) capital base, which we believe will allow it to compete effectively with both the larger, more established super-regional and national banks, as well as the smaller, locally managed community banks operating in our target markets, (2) advantageous market locations, (3) proposed service capabilities and (4) experienced management team and board of directors.

We intend to execute our business strategy by focusing on developing long term relationships with our targeted customer base and by employing a team of bankers with significant experience in the markets we intend to serve.

Basis of Comparison

The discussion of results of operations reflects a comparison of the Company for the three months ended March 31, 2010 versus results of operations pre-Merger (predecessor) for the three months ended March 31, 2009. No adjustments are needed to the amounts for the predecessor to comply with Article 11 pro forma presentation, as purchase accounting adjustments impacting the statement of operations are deemed to be immaterial. The results of operations for Xenith Bank [In Organization] for the three month period ended March 31, 2009, is not discussed as we do not believe it to be a meaningful comparison in explaining the historical financial performance of the Company due to limited operations pre-acquisition as noted above.

RESULTS OF OPERATIONS

Overview

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees on loan origination, gains on the sale of securities, and other miscellaneous income.

For the three months ended March 31, 2010, our net loss was $1.1 million, compared to net income of $0.3 million for the three months ended March 31, 2009. The Company’s loss was primarily driven by higher noninterest expenses related to the development of our infrastructure and banking platform that will support the Bank’s growth. Our net (loss) income and per share (loss) income have declined as indicated in the following table:

	(Successor)	(Predecessor)
	For the Three Months Ended March 31,
	2010	2009
Net income (loss)	$(1,101,863)	$274,258
Per share income (loss), basic and diluted	$(0.19)	$0.12

Net Interest Income

Net interest income is affected by changes in interest rates, the volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. Management strives to maximize net interest income through prudent balance sheet administration, while maintaining appropriate risk levels as determined by senior management with the oversight of our board of directors. The net interest margin is defined as the percentage of net interest income to average earning assets. Net interest income for the three months ended March 31, 2010 was $1.5 million. By comparison, net interest income for the three months ended March 31, 2009 was $1.2 million. While total interest earning assets increased, the yield declined 97 basis points from the same period in 2009. However, the cost of interest bearing liabilities declined, 159 basis points, which resulted in the net interest margin increasing to 3.38% at March 31, 2010, an increase from 2.76% at March 31, 2009.

The following table provides a detailed analysis of the effective yields and rates on interest-earning assets and interest-bearing liabilities for the periods presented. The average balances and other statistical data used in this table were calculated using daily average balances.

					(Successor)	(Predecessor)	March 31,
	(Successor)	(Predecessor)	Yield / Rate		Income / Expense [6]		2010 vs. 2009
	Average Balances at March 31, [1]		March 31,		Three months ended March 31,		Increase (Decrease)	Change due to
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,195	$1,521	0.33%	0.26%	$1	$1	$—	$0	$(0)
Investments / Interest-earning deposits	70,260	54,244	2.67%	5.07%	469	688	(219)	(374)	155
Loans, net [2], [6]	107,837	115,520	5.78%	5.77%	1,558	1,666	(108)	3	(111)

Total interest-earning assets	179,292	171,285	4.52%	5.50%	2,028	2,355	(327)	(371)	44

Noninterest-earning assets:
Cash and due from banks	10,615	4,807
Premises and fixed assets	6,917	5,544
Other assets	6,668	1,014
Allowance for loan losses	—	(1,679)

Total noninterest-earning assets	24,200	9,686

Total assets	$203,492	$180,971

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,801	$6,690	0.41%	0.42%	$10	$7	$3	$(0)	$3
Savings deposits	3,583	3,110	0.45%	1.03%	4	8	(4)	(5)	1
Time deposits [6]	92,926	108,452	1.52%	3.73%	352	1,010	(658)	(556)	(102)
Federal funds purchased and borrowed funds	27,090	31,354	2.17%	1.88%	147	147	—	22	(22)

Total interest-bearing liabilities	133,400	149,606	1.54%	3.13%	513	1,172	(659)	(540)	(119)

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	13,936	13,416
Other liabilities	2,335	1,323

Total noninterest-bearing liabilities	16,271	14,739

Shareholders’ equity	53,821	16,626

Total liabilities and shareholders’ equity	$203,492	$180,971

Interest rate spread [3]			2.99%	2.37%

Net interest income [4]					$1,515	$1,183	$332	$169	$163

Net interest margin [5]			3.38%	2.76%

[1]	Average balances are computed on a daily basis.
[2]	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
[4]	Net interest income is interest income less interest expense.
[5]	Net interest margin is net interest income expressed as a percentage of average earning assets.
[6]	Interest income and interest expense in 2010 includes the impact of accretion entries related to purchase accounting entries made in December 2009. For quarter ending on March 31, 2010, the net impact of these entries increased Loan interest income by $60,000 (22 basis points) and decreased Time Deposit interest expense by $270,000 (116 basis points).

Noninterest Income

The primary decrease in noninterest income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to a $0.1 million decrease in gains on sales of investments, as well as a $39,818 decrease in service charges on deposit accounts.

Noninterest Expense

The increase in noninterest expense for the three months ended March 31, 2010 was the result of several factors, including an increase of $1.2 million in compensation and benefits expense, an increase of $0.3 million in occupancy expenses, an increase of $0.1 million in FDIC insurance and bank franchise taxes, an increase of $0.1 million in technology expenses, and an increase of $0.1 million in professional fees.

Income Taxes

The Bank realized a loss before income taxes of $1,396,263 for the three months ended March 31, 2010. For the three months ended March 31, 2009, income before income taxes was $416,558. An income tax benefit of $294,400 was realized as of March 31, 2010, compared to income tax expense of $142,300 for the three months ended March 31, 2009.

FINANCIAL CONDITION

Securities

The following tables present information about the securities portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$8,990,792	$9,023,472	2.20 years	3.23%
Mortgage-backed securities [1]
- Fixed rate	42,809,214	43,198,039	5.45 years	3.71%
- Variable rate	5,870,769	6,044,530	11.11 years	3.63%
Collateralized mortgage obligations [1]	9,078,311	9,078,990	2.66 years	2.72%
Other securities	2,259,566	2,193,125	16.91 years	8.36%

Total securities available for sale	$69,008,652	$69,538,156	5.51 years	3.66%

[1]	Weighted average life calculations are based on the current level of prepayments as of March 31, 2010.

	December 31, 2009
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$17,700,601	$17,810,442	13.07 years	5.16%
Mortgage-backed securities [1]
- Fixed rate	4,983,564	5,000,110	1.97 years	5.47%
- Variable rate	7,102,185	7,160,290	7.96 years	3.57%
Municipals
-Taxable	2,111,980	2,073,280	8.08 years	6.32%
-Tax exempt [2]	535,600	534,615	0.92 years	5.64%
Other securities	4,262,500	4,268,000	17.16 years	7.44%

Total securities available for sale	$36,696,430	$36,846,737	10.71 years	5.25%

[1]	Weighted average life calculations are based on the current level of prepayments as of December 31, 2009.
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis which converts the income on investments for which no income taxes were paid using the federal corporate income tax rate of 34% for December 31, 2009.

The reduction in the average life of the securities portfolio from December 31, 2009 to March 31, 2010, has also led to a reduction in the estimated volatility of the portfolio.

The following tables present a maturity analysis of the securities portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighed Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$—	—	$6,997,000	2.40%	$—	—	$2,026,472	6.16%	$9,023,472	3.23%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	43,198,039	3.71%	43,198,039	3.71%
- Variable rate	—	—	—	—	—	—	6,044,530	3.63%	6,044,530	3.63%
Collateralized Mortgage Obligations	—	—	—	—	—	—	9,078,990	2.72%	9,078,990	2.72%
Other securities	—	—	—	—	—	—	2,193,125	8.36%	2,193,125	8.36%

Total securities available for sale	$—	—	$6,997,000	2.40%	$—	—	$62,541,156	3.80%	$69,538,156	3.66%

	December 31, 2009
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighed Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$—	—	$—	—	$—	—	$17,810,442	5.16%	$17,810,442	5.16%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	5,000,110	5.47%	5,000,110	5.47%
- Variable rate [1]	—	—	—	—	—	—	7,160,290	3.57%	7,160,290	3.57%
Municipals
-Taxable	—	—	—	—	2,073,280	6.32%	—	—	2,073,280	6.32%
- Tax exempt [2]	—	—	—	—	—	—	534,615	5.64%	534,615	5.64%
Other securities	—	—	—	—	—	—	4,268,000	7.44%	4,268,000	7.44%

Total securities available for sale	$—	—	$—	—	$2,073,280	6.32%	$34,773,457	5.25%	$36,846,737	5.25%

[1]	Includes $6,966,339 in variable rate mortgage-backed securities that reset within one to ten years.
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis which converts the income on investments for which no income taxes were paid using the federal corporate income tax rate of 34% for December 31, 2009.

Loans

See Note 4 to the consolidated financial statements for a summary of the loan receivable portfolio as of March 31, 2010 and December 31, 2009. Maturities of variable-rate and fixed-rate loans as of March 31, 2010 are shown in the table below:

		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial real estate [1]	$20,878,286	$6,362,856	$—	$6,362,856	$4,698,394	$1,231,197	$5,929,591	$33,170,733
Commercial and industrial [2]	14,193,229	1,186,008	4,473	1,190,481	25,061,457	1,111,780	26,173,237	41,556,947
Residential real estate [3]	3,262,450	4,453,344	1,037,105	5,490,449	7,039,839	5,739,917	12,779,756	21,532,655
Consumer	2,842,837	13,731	—	13,731	784,504	26,111	810,615	3,667,183
Overdrafts	27,773	—	—	—	—	—	—	27,773

Total loans	$41,204,575	$12,015,939	$1,041,578	$13,057,517	$37,584,194	$8,109,005	$45,693,199	$99,955,291

[1]	Excludes $3,150,167 in nonaccrual variable-rate loans and $505,325 in nonaccrual fixed-rate loans.
[2]	Excludes $346,861 in nonaccrual fixed-rate loans.
[3]	Excludes $127,228 in nonaccrual variable-rate loans.

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies and guidelines designed to control both the types and amounts of risks we take and to minimize losses. Such policies and guidelines include loan underwriting parameters, loan-to-value parameters, credit monitoring guidelines, adherence to regulation, and other prudent credit practices.

Loans secured by real estate comprised of 85% of our loan portfolio at March 31, 2010 and 87% at December 31, 2009. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Residential construction real estate loans generally consist of financing the construction of 1-4 family dwellings. As of March 31, 2010 and December 31, 2009, residential construction real estate loans totaled $1.5 million and $0.2 million, respectively.

Allowance for Loan Losses

Management determines the Allowance for Loan Losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for varying types of loans that we originate in our portfolio as well as loss history from banks across the country assimilated by regulatory agencies and other banking industry groups. In evaluating our loan portfolio, we also consider other factors, including general economic conditions, both nationally and regionally, local real estate markets, and the values of collateral securing our loan portfolio. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the Allowance for Loan Losses are made by charges to the provision for loan losses, which is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss). Loans deemed to be uncollectible are charged against the Allowance for Loan Losses, and recoveries of previously charged-off amounts are credited to the Allowance for Loan Losses.

The Allowance for Loan Losses consists of (1) a component for individual loan impairment recognized and measured pursuant to ASC Topic 310, Accounting by Creditors for Impairment of a Loan, and (2) components of collective loan impairment recognized pursuant to Topic 450, Accounting for Contingencies (“Topic 450”). We maintain specific reserves for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

Reserves established pursuant to the provisions of Topic 450 on collective loan impairment are primarily based on historical charge-off experience. However, reserves may be adjusted to reflect the effects of current conditions. The Bank considers information derived from its loan risk ratings; internal observable data related to trends within the loan portfolio, including credit quality and concentrations, aging of the portfolio, and external observable data related to industry and general economic trends; and any significant, relevant changes to the Bank’s policies and procedures. Each loan is assigned two “risk grades” at origination. Our risk grades are based on our assessment of our borrower’s financial capacity and collateral quality in relation to its ability to meet contractual obligations under a loan agreement.

Although management uses various data and information sources to establish the Allowance for Loan Losses, future adjustments to the Allowance for Loan Losses may be necessary if economic conditions are substantially different from the assumptions used in making the valuations.

At December 22, 2009, prior to the Merger, the Allowance for Loan Losses stood at $6.7 million and reflected a 2009 provision expense of $5.5 million. At December 31, 2009, the Allowance for Loan Losses was reduced to $0 as a result of purchase accounting. For the three months ended March 31, 2010, the Bank recorded provision expense of $40,000. Consequently, our allowance for loan losses as a percentage of total loans as of March 31, 2010 appears low (0.04%), because the addition to the allowance is for new loan volume, along with consideration of the risk ratings (borrower’s financial capacity and collateral quality) of each loan.

The Allowance for Loan Losses is primarily determined by management’s estimate of possible losses that are inherent in the portfolio as of the balance sheet date and is also guided by management’s analysis of economic conditions. See Note 4 to the consolidated financial statements for Allowance for Loan Losses activity as of March 31, 2010 and December 31, 2009.

A breakdown by loan category of the allocation of the Allowance for Loan Losses and the percent of loans in each category to total loans as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial real estate	$18,636	46.94%	$4,980,026	74.34%
Commercial and industrial	15,251	38.42%	1,245,830	18.59%
Residential real estate	3,448	8.69%	434,396	6.48%
Consumer	2,363	5.95%	39,748	0.59%

Total allowance for loan losses	39,698	100.00%	6,700,000	100.00%

Purchase accounting adjustment	—		(6,700,000)

Total allowance for loan losses, net of adjustment	$39,698		$—

Nonperforming Assets

Nonperforming Loans

It is our policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest.

Other Real Estate Owned

At March 31, 2010 and December 31, 2009, the Bank had $0.5 million in other real estate owned (“OREO”), representing one single-family residence. Our OREO policy is to initially record value at the lower of net loan principal balance or estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

The following table summarizes nonperforming assets at fair value as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Nonaccrual loans	$4,129,581	$4,129,581
Other real estate owned	463,700	463,700

Total nonperforming assets	$4,593,281	$4,593,281

Loans 90 days or more past due and still accruing	$212,425	$—

Nonperforming loans as a percentage of total loans	3.97%	4.05%
Nonperforming assets as a percentage of total loans	4.41%	4.50%
Nonperforming assets as a percentage of total assets	2.17%	2.28%
Net charge-offs as a percentage of average loans	0.00%	N/A
Allowance for loan losses as a percentage of total loans	0.04%	N/A
Net charge-offs as a percentage of allowance for loan losses	0.76%	N/A
Allowance for loan losses to nonaccrual loans	0.96%	N/A

Deposits

Deposits represent the primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Deposits at March 31, 2010 totaled $131.6 million, compared to deposits of $114.1 million at December 31, 2009, a 15.27% increase. The overall change in deposits is represented by an increase in demand and savings accounts of $9.3 million and an increase in time deposits of $8.1 million.

The following table presents the average balances and rates paid, by deposit category, as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$13,936,316		$14,032,483
Interest-bearing deposits:
Checking (NOW) accounts	6,010,611	0.18%	4,667,838	0.19%
Money market accounts	3,790,511	0.79%	2,295,349	0.52%
Savings accounts	3,583,162	0.48%	3,432,598	0.76%
Time deposits
Time deposits $100,000 or greater [1]	25,484,337	3.22%	23,023,613	3.82%
Time deposits less than $100,000	65,402,859	2.55%	78,406,806	3.47%
Time deposits valuation	2,039,000	—	52,570	—

Total time deposits	92,926,196	1.52%	101,482,989	3.55%

Total interest-bearing deposits	106,310,480	1.38%	111,878,774	3.26%

Total average deposits	$120,246,796	1.22%	$125,911,257	2.90%

[1]	Includes brokered deposits.

Maturities of large denomination time deposits (equal or greater than $100,000) as of March 31, 2010 were as follows:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$8,611,994	$9,532,376	$11,721,622	$15,709,824	$45,575,816	34.64%

Short-Term Borrowings

The following table summarizes the year-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods indicated:

	March 31, 2010				December 31, 2009
	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$—	—	$1,552,000	$2,526,000	$518,841	0.79%
Other borrowings	5,000,000	5,000,000	5,000,000	2.07%	4,700,000	12,000,000	3,472,329	0.53%

Total short-term borrowings	$5,000,000	$5,000,000	$5,000,000	2.07%	$6,252,000	$14,526,000	$3,991,170	0.57%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and our overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities in our available-for-sale portfolio. We also have access to substantial lines of credit from our correspondent banks, in addition to an arrangement to borrow from the Federal Home Loan Bank in the aggregate of 30% of total assets and from the Federal Reserve under certain conditions. These credit lines are available through our correspondent banks for short-term liquidity needs and are subject to prevailing interest rates. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, for the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of March 31, 2010, we had met all minimum capital adequacy requirements to which we are subject and are categorized as “well- capitalized.” Since March 31, 2010, there are no conditions or events that management believes have changed our status as “well-capitalized.”

The following tables show capital ratios and the minimum capital ratios required by our regulators. Dollar amounts are in thousands.

March 31, 2010
Tier 1 capital:
Common stock	$5,847
Additional paid-in capital	57,675
Retained earnings	(10,559)
Accumulated other comprehensive income	349

Total bank equity capital	53,312
Net unrealized gain on available-for-sale securities	(349)
Disallowed goodwill and other disallowed intangible assets	(10,640)

Total Tier 1 capital	$42,323

Tier 2 capital:
Allowance for loan losses [1]	$40

Total risk-based capital	$42,363

Average total assets	$203,492

Risk-weighted assets	$123,052

[1]	Allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-weighted assets.

	March 31, 2010	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	21.95%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	34.39%	4.00%	> 6.00%
Total risk-based capital ratio	34.43%	8.00%	> 10.00%

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking because as a financial institution, we derive a significant amount of our operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are invested into earning assets (loans, investments, etc.) at various terms and rates.

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

The asset/liability goal of the Bank is to manage net interest margin optimally, while not exceeding policy limits. The balance sheet may be asset or liability sensitive at a given time. We intend to manage the Bank’s asset or liability sensitivity to maximize earnings and to minimize interest rate risk within policy limits.

Management strives to control the Bank’s exposure to interest rate volatility, and we operate under an Asset and Liability Management Policy approved by our Board of Directors. In addition, we emphasize the loan and deposit pricing characteristics that best meet our current view on the future direction of interest rates and use sophisticated analytical tools to support our asset and liability processes.

CRITICAL ACCOUNTING POLICIES

We believe that our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or results of operations.

Our accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Our accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and in Note 2 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). Since December 31, 2009, there have been no changes in these policies that have had a material impact on our results of operations or financial condition.

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of operations or performance plans and objectives for future operations, projections of revenues and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Also, when we use the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “would,” “could,” “project,” “predict,” or similar expressions, we are making forward-looking statements. Many possible events or factors could materially affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by our forward-looking statements include the following:

•	those discussed and identified in our public filings with the Securities and Exchange Commission (the “SEC”);

•	our ability to integrate our operations following the Merger in a timely and efficient manner;

•	general economic or business conditions, which may be worse than expected and may cause further deterioration of asset values;

•	exposure to counterparties in the financial industry;

•	decisions regarding credit risk and levels of allowance for loan losses;

•	our ability to enact our business strategy for the combined company;

•	our ability to access funding to support our asset growth;

•	our use of brokered deposits and any limitations imposed on our ability to do so by our regulators;

•	our ability to manage growth;

•	reduction of operating margins caused by changes in the interest rate environment;

•	competition in our target markets;

•	our dependence on key personnel;

•	our dependence on technology;

•	legislative or regulatory changes; and

•	costs associated with compliance efforts and regulatory actions.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will actually be achieved. We are under no duty to update any of the forward-looking statements to conform those statements to actual results. In evaluating these statements, you should consider various factors, including the risks outlined in Part I, Item 1A, “Risk Factors” in the Annual Report.

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included in Part I, Item 1, “Financial Statements” in this Quarterly Report and Part II, Item 8, “Financial Statements and Supplementary Data” in the Annual Report. The data presented for the three months ended March 31, 2010 and 2009 are derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting only of normal reoccurring accruals, necessary to present fairly the data for such periods.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by our liability insurance.

Item 1A.	Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, “Risk Factors” in the Annual Report describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Index:

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: May 17, 2010	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial Officer)