Form 10-Q
period 2010-06-30
Xenith Bankshares, Inc.
filed 2010-08-13
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

5,846,928 shares of Common Stock, par value $1.00 per share, were outstanding at July 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$13,024,684	$35,203,187
Federal funds sold	572,000	—

Total cash and cash equivalents	13,596,684	35,203,187

Securities available for sale, at fair value	65,469,900	36,846,737
Loans, net of allowance for loan losses, 2010 $489,909; 2009 $0	119,875,925	102,049,697
Bank premises and equipment, net	6,880,749	6,980,689
Other real estate owned	795,681	463,700
Goodwill and other intangible assets, net	10,610,427	10,670,427
Accrued interest receivable	794,524	976,908
Deferred tax asset	3,241,150	3,679,400
Other assets	6,219,959	4,719,958

Total assets	$227,484,999	$201,590,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand and money market	$48,986,898	$22,316,474
Savings	3,624,769	3,295,930
Time	95,649,935	88,535,230

Total deposits	148,261,602	114,147,634

Accrued interest payable	478,592	505,297
Federal funds purchased and borrowed funds	25,001,002	31,260,151
Other liabilities	1,743,177	1,605,588

Total liabilities	175,484,373	147,518,670

Shareholders’ equity
Common stock, $1.00 par value, 100,000,000 shares authorized as of June 30, 2010 and December 31, 2009; 5,846,928 issued and outstanding as of June 30, 2010 and December 31, 2009	5,846,928	5,846,928
Additional paid-in capital	57,734,520	57,614,520
Accumulated deficit	(12,499,666)	(9,457,569)
Accumulated other comprehensive income, net	918,844	68,154

Total shareholders’ equity	52,000,626	54,072,033

Total liabilities and shareholders’ equity	$227,484,999	$201,590,703

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. June 30, 2010	Xenith Bank [In Organization] June 30, 2009	First Bankshares, Inc. June 30, 2009
Interest income
Interest and fees on loans	$1,990,619	$—	$1,647,202
Interest on securities	592,401	—	617,230
Interest on federal funds sold	21,989	—	601

Total interest income	2,605,009	—	2,265,033

Interest expense
Interest on deposits	252,031	—	774,907
Interest on time certificates of $100,000 and over	100,927	—	223,001
Interest on federal funds purchased and borrowed funds	156,080	—	153,806

Total interest expense	509,038	—	1,151,714

Net interest income	2,095,971	—	1,113,319

Provision for loan losses	470,000	—	600,000

Net interest income (loss) after provision for loan losses	1,625,971	—	513,319

Noninterest income
Service charges on deposit accounts	33,930	—	72,388
Gains on sales of investments	1,756	—	14,750
Other	45,108	—	39,024

Total noninterest income	80,794	—	126,162

Noninterest expense
Compensation and benefits	1,864,380	770,238	538,456
Occupancy	344,248	248,120	81,647
FDIC insurance	71,308	—	114,200
Bank franchise taxes	105,000	—	30,000
Technology	504,434	60,647	119,106
Communications	57,526	30,619	8,110
Insurance	73,524	18,776	10,800
Professional fees	238,055	180,503	673,147
Travel	51,200	17,821	11,404
Supplies	57,393	8,690	30,825
Other expenses	279,931	15,847	110,801

Total noninterest expense	3,646,999	1,351,261	1,728,496

(Loss) before income tax expense	(1,940,234)	(1,351,261)	(1,089,015)

Income tax expense (benefit)	—	—	(370,600)

Net (loss)	(1,940,234)	(1,351,261)	(718,415)

Other comprehensive (loss), net of income tax expense:
Net unrealized gain on securities available for sale	569,235	—	129,931

Comprehensive (loss)	$(1,370,999)	$(1,351,261)	$(588,484)

Per share data (Basic and Diluted):	$(0.33)	$—	$(0.32)

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. June 30, 2010	Xenith Bank [In Organization] June 30, 2009	First Bankshares, Inc. June 30, 2009
Interest income
Interest and fees on loans	$3,548,759	$—	$3,312,040
Interest on securities	1,062,121	—	1,304,103
Interest on federal funds sold	22,289	—	1,512

Total interest income	4,633,169	—	4,617,655

Interest expense
Interest on deposits	719,507	—	1,571,702
Interest on time certificates of $100,000 and over	—	—	451,280
Interest on federal funds purchased and borrowed funds	303,142	—	300,969

Total interest expense	1,022,649	—	2,323,951

Net interest income	3,610,520	—	2,293,704

Provision for loan losses	510,000	—	640,000

Net interest income (loss) after provision for loan losses	3,100,520	—	1,653,704

Noninterest income
Service charges on deposit accounts	64,400	—	142,676
Gains on sales of investments	101,076	—	232,161
Other	93,441	—	65,959

Total noninterest income	258,917	—	440,796

Noninterest expense
Compensation and benefits	3,597,491	1,355,548	1,056,594
Occupancy	681,547	511,106	165,223
FDIC insurance	141,312	—	148,333
Bank franchise taxes	210,000	—	64,000
Technology	751,016	119,501	252,794
Communications	96,620	50,388	15,544
Insurance	118,924	35,176	21,600
Professional fees	484,797	412,507	806,619
Travel	93,420	29,721	23,602
Supplies	106,453	20,467	59,921
Other expenses	414,354	25,253	152,727

Total noninterest expense	6,695,934	2,559,667	2,766,957

(Loss) before income tax expense	(3,336,497)	(2,559,667)	(672,457)

Income tax (benefit)	(294,400)	—	(228,300)

Net (loss)	(3,042,097)	(2,559,667)	(444,157)

Other comprehensive (loss), net of income tax expense:
Net unrealized gain (loss) on securities available for sale	850,690	—	(404,730)

Comprehensive (loss)	$(2,191,407)	$(2,559,667)	$(848,887)

Per share data (Basic and Diluted):	$(0.52)	$—	$(0.20)

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. June 30, 2010	Xenith Bank [In Organization] June 30, 2009	First Bankshares, Inc. June 30, 2009
Cash flows from operating activities
Net (loss) income	$(3,042,097)	$(2,559,667)	$(444,157)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	416,686	241,034	164,942
Net amortization of investment securities	77,086	—	24,151
Accretion of purchase accounting adjustments	(809,441)	—	—
Gains on sales of investments	(101,076)	—	(232,161)
Stock-based compensation	120,000	205,000
Provision for loan losses	510,000	—	640,000
Change in operating assets and liabilities
Accrued interest receivable	182,384	—	21,024
Deferred tax (benefit) expense	145,000	—	(178,479)
Other assets	(1,991,981)	104,238	(181,977)
Accrued interest payable	(26,705)	—	3,286
Other liabilities	186,053	119,799	309,509

Net cash (used in) provided by operating activities	(4,334,091)	(1,889,596)	126,138

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	27,284,098	—	12,363,820
Purchase of available-for-sale securities	(54,739,331)	—	(3,475,000)
Net proceeds from the sale of FHLB stock	—	—	315,300
Net increase (decrease) in loans	(17,846,787)	—	2,422,892
Net purchases of premises and equipment	(365,210)	(1,190,509)	(16,287)

Net cash (used in) provided by investing activities	(45,667,230)	(1,190,509)	11,610,725

Cash flows from financing activities
Net increase (decrease) in demand deposits and savings accounts	34,653,968	—	95,814
Net increase in time deposits			(670,295)
Net (decrease) in federal funds purchased and borrowed funds	(6,259,150)	—	(11,007,339)
Capital contributions	—	4,631,600	—

Net cash provided by (used in) financing activities	28,394,818	4,631,600	(11,581,820)

Net (decrease) in cash & cash equivalents	(21,606,503)	1,551,495	155,043

Cash and cash equivalents
Beginning of period	35,203,187	280,201	5,192,961

End of period	$13,596,684	$1,831,696	$5,348,004

Supplementary Disclosure of Cash Flow Information
Cash Payments for:
Interest	$302,943	$—	$—

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Unaudited)

	Common Stock	Additional Paid- in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2009	$5,846,928	$57,614,520	$(9,457,569)	$68,154	$54,072,033

Net loss	—	—	(3,042,097)	—	(3,042,097)
Stock-based compensation		120,000			120,000
Change in net unrealized gain on available-for-sale securities, net of deferred income tax expense of $293,250	—	—	—	850,690	850,690

Balances at June 30, 2010	$5,846,928	$57,734,520	$(12,499,666)	$918,844	$52,000,626

See notes to unaudited financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

Note 1. Organization

General

Xenith Bankshares, Inc. is a bank holding company for Xenith Bank, a Virginia-based institution headquartered in Richmond, Virginia. The Company, through the Bank, operates four full-service branches: one in Richmond, Virginia and three in Suffolk, Virginia. The Bank does business as SuffolkFirst Bank at its current locations in Suffolk, Virginia. The Company anticipates converting a loan production office in Tysons Corner, Virginia, to a full service branch in the third quarter of 2010.

Background

Effective December 22, 2009 (the “Merger Date”), First Bankshares, Inc. (“First Bankshares”) and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (the “Merger”), with First Bankshares being the surviving entity in the Merger. At the effective time of the Merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the Merger, SuffolkFirst Bank, a wholly-owned subsidiary of the combined company, changed its name to Xenith Bank.

Although the Merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009.

From its inception on February 19, 2008 until the completion of the Merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no substantial operations. Accordingly, since Xenith Corporation’s operating activities prior to the Merger were insignificant relative to those of First Bankshares, management believes that First Bankshares is the Company’s predecessor. However, as mentioned above, Xenith Corporation is treated as the acquirer for accounting purposes. Management reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that the combined company’s operations, revenues and expenses after the Merger are most similar in all respects to those of First Bankshares’ historical periods. Accordingly, the consolidated statements of operations and comprehensive income and cash flows of First Bankshares for the period ended June 30, 2009 have been presented. However, due to the adjustments to the basis of assets and liabilities as a result of the acquisition method of accounting, the financial statements of the successor and predecessor are not directly comparable. The Merger was accounted for using the acquisition method of accounting.

Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “successor,” “we,” “our” and “us” at and for the quarterly period ended June 30, 2010 and at the year ended December 31, 2009 are to Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank, and references to “the Bank” are to Xenith Bank. Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “predecessor,” “we,” “our” and “us” for the quarterly period ended June 30, 2009 are to First Bankshares and its wholly-owned subsidiary, SuffolkFirst Bank, and references to “the Bank” are to SuffolkFirst Bank.

Note 2. Basis of Presentation

The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. Xenith Bank [in Organization] for the six months ended June 30, 2009 represents the operations of Xenith Corporation before the Merger. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim period reporting, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at June 30,

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, the statements of cash flows for the six months ended June 30, 2010 and 2009 and changes in shareholders’ equity for the six months ended June 30, 2010. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported total assets, cash flows, shareholders’ equity, or net income.

Note 3. Securities

The book value and fair values at June 30, 2010 were as follows:

	June 30, 2010
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securites Available for Sale:
U.S. agencies	$6,993,054	$38,170	$—	$7,031,224
Mortgage-backed securities
- Fixed rate	40,550,053	1,000,451	—	41,550,504
- Variable rate	5,610,750	227,910	—	5,838,660
Collateralized mortgage obligations	8,666,641	213,120	—	8,879,761
Trust preferred securities	2,257,409	—	(87,659)	2,169,750

Total securities available for sale	$64,077,907	$1,479,651	$(87,659)	$65,469,900

The book value and fair values at December 31, 2009 were as follows:

	December 31, 2009
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securities Available for Sale:
U.S. agencies	$17,700,601	$116,508	$(6,667)	$17,810,442
Mortgage-backed securities
- Fixed rate	4,983,564	37,086	(20,540)	5,000,110
- Variable rate	7,102,185	64,279	(6,174)	7,160,290
Municipals
- Taxable	2,111,980	—	(38,700)	2,073,280
- Tax exempt	535,600	—	(985)	534,615
Trust preferred securities	4,262,500	5,500	—	4,268,000

Total securities available for sale	$36,696,430	$223,373	$(73,066)	$36,846,737

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

At June 30, 2010 and December 31, 2009, the Bank had securities with a book value of $27.2 million and $20.5 million, respectively that were pledged as collateral against borrowings.

The following table shows the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity at June 30, 2010:

	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
U.S. agencies
- Federal National Mortgage Association	6,993,054	7,031,224	13.45%
Collateralized Mortgage Obligations
- Government National Mortage Association	5,821,499	5,934,079	11.20%
Mortgage-backed securities
- Federal National Mortgage Association	31,366,932	32,108,081	60.32%
- Federal Home Loan Mortgage Corporation	14,596,380	15,078,148	28.07%

Total securities	$58,777,865	$60,151,532

The following tables show the unrealized losses and related fair values in the Company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities
- Fixed rate	—	—	—	—	$—	$—
Trust preferred securities	—	—	2,169,750	(87,659)	2,169,750	(87,659)

Total impaired securities	$—	$—	$2,169,750	$(87,659)	$2,169,750	$(87,659)

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Agencies	$15,763,328	$(236,672)	$—	$—	$15,763,328	$(236,672)
Mortgage-backed securities
- Variable rate	54,115	(184)	—	—	54,115	(184)
Trust preferred securities	—	—	4,268,000	(254,787)	4,268,000	(254,787)

Total impaired securities	$15,817,443	$(236,856)	$4,268,000	$(254,787)	$20,085,443	$(491,643)

The unrealized loss positions at June 30, 2010 were directly related to interest rate movements as management believes there is minimal credit risk exposure in these investments. At June 30, 2010, the Bank held two preferred securities with an aggregate book value of $2.3 million. Of this total, one of the preferred securities in the amount of $1.1 million had a split rating of Baa3 by Moody’s Investors Service, Inc. and BB by Standard and Poor’s Rating Services. All other securities are investment grade. There were no investments with unrealized loss positions of less than 12 months duration at June 30, 2010. Securities with losses of one year or greater duration totaled $2.2 million and included two preferred securities. Because we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before a recovery of unrealized losses, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized.

Note 4. Loans

The following table presents the Company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate	$38,023,650	31.59%	$34,978,917	34.28%
Commercial and industrial	56,654,016	47.07%	43,467,134	42.59%
Residential real estate	21,810,348	18.12%	22,061,275	21.62%
Consumer	3,855,273	3.20%	1,523,660	1.49%
Overdrafts	22,391	0.02%	18,711	0.02%

Total loans	120,365,678	100.00%	102,049,697	100.00%
Allowance for loan losses	(489,909)		—

Total loans, net of allowance for loan losses	$119,875,769		$102,049,697

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

Activity in the allowance for loan losses was as follows as of June 30, 2010 and 2009, and December 31, 2009:

	(Successor) June 30, 2010	(Successor) December 31, 2009	(Predeccesor) June 30, 2009
Balance at beginning of period	$—	$1,687,283	$1,687,283

Charge-offs:
Commercial real estate	—	133,267	133,267
Commercial and industrial	3,905	187,065	—
Residential real estate	50,685	214,352	—
Consumer	1,674	4,953	4,965

Total charge-offs	56,264	539,637	138,232

Recoveries:
Commercial real estate	—	18,954	—
Commercial and industrial	36,058	31,644	—
Consumer	115	1,110	1,122

Total recoveries	36,173	51,708	1,122

Net charge-offs	20,091	487,929	137,110

Allowance, net of charge-offs and recoveries	(20,091)	1,199,354	1,550,173
Additions to the allowance for loan losses	510,000	5,500,646	640,000

Allowance after additions	489,909	6,700,000	2,190,173
Purchase accounting adjustment	—	(6,700,000)	—

Balance at end of period	$489,909	$—	$2,190,173

The carrying amount of acquired loans at December 22, 2009 (the Merger Date) consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
Commercial real estate	$28,473,495	$6,505,422	$34,978,917
Commercial and industrial	42,262,056	1,205,078	43,467,134
Residential real estate	22,061,275	—	22,061,275
Consumer	1,523,660	—	1,523,660
Overdrafts	18,711	—	18,711

Total loans	$94,339,197	$7,710,500	$102,049,697

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

The following table presents the purchased loans receivable at the Merger Date. The remaining fair value adjustment for credit and interest rates as of June 30, 2010 and December 31, 2009 was $7.1 million and $7.6 million, respectively.

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
Contractually required principal payments receivable	$94,339,197	$7,710,500	$102,049,697
Fair value adjustment for credit and interest rates	(4,071,024)	(3,569,244)	(7,640,268)

Fair value of purchased performing loans receivable	90,268,173	4,141,256	94,409,429

The outstanding balance of purchased impaired loans was $7.7 million as of June 30, 2010 and December 31, 2009, respectively.

As of December 31, 2009, the allowance for loan losses was $0 as a result of purchase accounting adjustments related to the Merger. The provision expense of $510 thousand for the six months ended June 30, 2010 includes a provision of $35 thousand for credit deterioration of the purchased loan portfolio.

Note 5. Goodwill and Other Intangible Assets

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350 Goodwill and Other Intangible Asset, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this statement require an impairment review at least annually and more frequently if certain impairment indicators are evident. The Company will test for impairment of goodwill and intangible assets on an annual basis beginning in 2010.

As part of the purchase price allocation for the acquisition of First Bankshares on December 22, 2009, the Company recorded $9.4 million in goodwill. Core deposit intangible assets are being amortized over a 10-year period.

Goodwill and intangible assets are presented in the following table as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Amortizable core deposit intangibles:
Gross Carrying Value	$1,240,000	$1,240,000
Accumulated Amortization	60,000	—

Net Carrying Value	$1,180,000	$1,240,000

Unamortizable goodwill
Carrying Value	$9,430,427	$9,430,427

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

A reconciliation of the excess consideration paid by Xenith Corporation over First Bankshares’ net assets acquired in the Merger (“goodwill”) is as follows:

Costs to acquire First Bankshares:
Issuance of Xenith Corporation common stock	$15,758,196
Cash consideration paid	5,251,804

Total consideration to acquire First Bankshares	21,010,000

First Bankshares’ net assets at fair value:
First Bankshares shareholders’ equity at December 22, 2009	12,611,140
Adjustments to reflect assets acquired at fair value:
Net loans	(900,000)
Other real estate owned	(100,000)
Premises and equipment	(500,000)
Core deposit intangibles	1,240,000
Deferred tax assets	1,491,332
Adjustments to reflect liabilities acquired at fair value:
Interest-bearing deposits	(2,132,000)
Other	(130,899)

Adjusted identifiable net assets acquired	11,579,573

Total Goodwill	$9,430,427

Note 6. Deposits

A summary of deposit accounts as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
Noninterest-bearing demand deposits	$15,148,144	$14,646,206
Interest-bearing:
NOW and money market accounts	33,838,754	7,670,269
Savings deposits	3,624,769	3,295,930
Time deposits of $100,000 or more	42,731,185	37,127,448
Other time deposits	52,918,750	51,407,781

Total deposit accounts	$148,261,602	$114,147,634

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

Note 7. (Loss) Income per Share

The following is a summary of the basic and diluted (loss) income per share calculation for the three month and six month periods ended June 30, 2010 and 2009. The loss per share for the three months and six months ended June 30, 2010 did not include 94,493 stock options and 563,760 stock warrants, because, in each case, the exercise price of the stock options and warrants, as applicable, was higher than the market price for the Company’s common stock. There were no stock options that were dilutive as of June 30, 2009.

	(Successor)	(Predecessor)
	For the Three Months Ended June 30,
	2010	2009
Net (loss)	$(1,940,234)	$(718,415)

Weighted average number of shares outstanding	5,846,928	2,276,298

(Loss) income per share, basic	$(0.33)	$(0.32)

(Loss) income per share, assuming dilution	$(0.33)	$(0.32)

	(Successor)	(Predecessor)
	For the Six Months Ended June 30,
	2010	2009
Net (loss)	$(3,042,097)	$(444,157)

Weighted average number of shares outstanding	5,846,928	2,276,298

(Loss) income per share, basic	$(0.52)	$(0.20)

(Loss) income per share, assuming dilution	$(0.52)	$(0.20)

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

Note 8. Stock Option Plans

The Company has two share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers, and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options, approximately 94,000 options were granted to First Bankshares directors and key employees under the plan and are fully vested. The options are exercisable for shares of the Company’s common stock.

In connection with the Merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the Merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Corporation common stock based on the Exchange Ratio at an exercise price of $11.49 per share (in excess of the fair market value on the date of conversion). On December 22, 2009, the Compensation and Governance Committee of the Board of Directors (the “Committee”), pursuant to authority delegated to it by the Board of Directors, granted an aggregate of 8,700 options to purchase shares of the Company’s common stock at an exercise price of $11.49 per share (in excess of the fair market value on the date of grant). These options have a 10-year term and will vest in three equal installments on each anniversary of the completion of the Merger. In the first quarter of 2010, the Committee granted 7,500 and 5,000 options to purchase shares of the Company’s common stock at an exercise price of $7.00 per share and $11.49 per share, respectively (in excess of the fair market value on the date of grant). Those options have a 10- year term and will vest in three equal annual installments beginning on the date of grant. There were no options granted in the second quarter of 2010.

Stock options are recorded at fair value as of the date of grant. Stock-based employee compensation costs were $60,000 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $120,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.

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

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

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

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

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

Impaired Loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

As of June 30, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit was immaterial.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

Assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2010 are included in the table below:

		Fair Value Measurements as of June 30, 2010 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level 2)	Significant Unobservable Inputs (Level 3)
Assets Measured on a Recurring Basis:
Available for Sale securities	$65,469,900	$—	$65,469,900	$—
Assets Measured on a Non Recurring Basis:
Other real estate owned, Balance at 12/31/09	$463,700	—	—	$463,700
Additions	331,981	—	—	331,981

Other real estate owned, Balance at 6/30/10	$795,681			$795,681

The carrying amounts and approximate fair values of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$13,024,684	$13,024,684	$35,203,187	$35,203,187
Federal funds sold	572,000	572,000	—	—
Securities available for sale	65,469,900	65,469,900	36,846,737	36,846,737
Other investments	3,371,200	3,371,200	2,278,752	2,278,752
Loans [1]	119,910,925	119,910,925	102,049,697	102,049,697
Accrued interest receivable	794,524	794,524	976,908	976,908

Total financial assets	$203,143,233	$203,143,233	$177,355,281	$177,355,281

Financial Liabilities
Federal funds purchased	$—	$—	$1,552,000	$1,552,000
Other borrowed funds
- Short-term borrowings	1,002	1,002	4,708,151	4,708,151
- Long-term borrowings	25,000,000	25,771,675	25,000,000	25,000,000
Deposits [2]	148,261,602	148,261,602	114,147,634	114,147,634
Accrued interest payable	478,592	478,592	505,297	505,297

Total financial liabilities	$173,741,196	$174,512,871	$145,913,082	$145,913,082

[1]	The majority of the loan balance was marked to market at December 22, 2009 (the Merger Date) and therefore the carrying value approximates the market value.
[2]	The growth in deposits from December 31, 2009 to June 30, 2010 ($34.1 million) was offered at market rates. The remaining balance of deposits was marked to market at December 22, 2009 (the Merger Date) and therefore the carrying value approximates the market value.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

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

Note 10. Accounting Pronouncements

Accounting Standards Update (“ASU”) Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”) which amends ASC 820-10 –ASU 820 requires new disclosure (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures. ASU 820 is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. ASU 820 requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

ASC 860 - Accounting for Transfers of Financial Assets (“Topic 860”) - Topic 860 is a revision to preceding guidance and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. In December 2009, the FASB issued ASU No. 2009-16 — Transfers and Servicing — Accounting for Transfers of Financial Assets (“ASU 2009 -16”). This update formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets and provides a revision for Topic 860 to require more information about transfers of financial assets. This statement and update became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this statement and update did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-06 — Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, that require new disclosures for transfers in and out of Levels 1 and 2, and for activity in Level 3 fair value

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

June 30, 2010

measurements. In addition, ASU 2010-06 provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. Fair value measurement disclosures should be provided for each class of assets and liabilities, and disclosures should be made about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements that fall in either Level 2 or Level 3. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting. ASU No. 2010-6 requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

ASU No. 2010-20 — Disclosures about Credit Quality and Allowance for Credit Losses. The FASB issued new guidance intended to provide users of financial statements with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This guidance will become effective for the reporting periods ending on or after December 15, 2010. The Company is still evaluating the impact that this guidance will have on the Company’s financial position and operating results.

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

From its inception on February 19, 2008 until the completion of the Merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no substantial operations. Accordingly, since Xenith Corporation’s operating activities prior to the Merger were insignificant relative to those of First Bankshares, management believes that First Bankshares is the Company’s predecessor. However, as mentioned above, Xenith Corporation is treated as the acquirer for accounting purposes. Management reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that the combined company’s operations, revenues and expenses after the Merger are most similar in all respects to those of First Bankshares’ historical periods. Accordingly, the consolidated statements of operations and comprehensive income and cash flows of First Bankshares for the period ended June 30, 2009 have been presented. However, due to the adjustments to the basis of assets and liabilities as a result of the acquisition method of accounting, the financial statements of the successor and predecessor are not directly comparable.

Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “successor,” “we,” “our” and “us” at and for the quarterly period ended June 30, 2010 and at the year ended December 31, 2009 are to Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank, and references to “the Bank” are to Xenith Bank. Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “predecessor,” “we,” “our” and “us” for the quarterly period ended June 30, 2009 are to First Bankshares and its wholly-owned subsidiary, SuffolkFirst Bank, and references to “the Bank” are to SuffolkFirst Bank.

Xenith Bankshares, Inc. is a bank holding company for Xenith Bank, a Virginia-based banking institution headquartered in Richmond, Virginia. The Company, through the Bank, operates four full-service branches: one in Richmond, Virginia and three in Suffolk, Virginia. The Bank continues to do business as SuffolkFirst Bank at its current locations in Suffolk, Virginia. The Company anticipates converting a loan production office in Tysons Corner, Virginia, to a full service branch in the third quarter of 2010.

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

Additional information is available on the Company’s website at www.xenithbank.com. The information contained on or that can be accessed through the Company’s website is not a part of and not incorporated into this Quarterly Report on Form 10-Q.

The shares of the Company are listed on the NASDAQ Capital Market under the symbol “XBKS.”

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included in Part I, Item 1, “Financial Statements” in this Quarterly Report and Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). The data presented for the three and six months ended June 30, 2010 and 2009 are derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting only of normal reoccurring accruals, necessary to present fairly the data for such periods.

Basis of Comparison

The discussion of results of operations reflects a comparison of the Company for the three month and six months ended June 30, 2010 versus results of operations pre-Merger (predecessor) for the three month and six months ended June 30, 2009. No adjustments are needed to the amounts for the predecessor to comply with Article 11 pro forma presentation, as purchase accounting adjustments impacting the statement of operations are deemed to be immaterial. The results of operations for Xenith Bank [In Organization] for the six month period ended June 30, 2009, are not discussed as we do not believe it to be a meaningful comparison in explaining the historical financial performance of the Company due to limited operations pre-acquisition as noted above.

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

For the three months ended June 30, 2010, our net loss was $1.9 million, compared to a net loss of $0.7 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, our net loss was $3.0 million, compared to a net loss of $.4 million for the six months ended June 30, 2009. The Company’s loss for both the three and six month period ended June 30, 2010 was primarily driven by higher noninterest expenses related to the development of our infrastructure and banking platform that will support the Bank’s growth, partially offset by lower credit costs.

The following is earnings per share information for the periods stated:

	(Successor)	(Predecessor)
	For the Three Months Ended June 30,
	2010	2009
(Loss) per share, basic and diluted	$(0.33)	$(0.32)

	(Successor)	(Predecessor)
	For the Six Months Ended June 30,
	2010	2009
(Loss) per share, basic and diluted	$(0.52)	$(0.20)

Net Interest Income

For the three months ended June 30, 2010, net interest income was $2.1 million compared to $1.1 million for the three months ended June 30, 2009. The increase is due principally to higher average volume of loans and securities, the accretion of fair value adjustments from acquisition accounting and declines in costs of interest-bearing liabilities. The net interest margin increased 180 basis points to 4.51% at June 30, 2010 from 2.71% at June 30, 2009. The net interest margin is defined as the percentage of net interest income to average earning assets. The net interest margin increase was mainly due to the accretion of fair value market adjustments of acquired loans and decreases in the cost of interest-bearing liabilities. Average interest-earning assets and related interest income increased $21.8 million and $340 thousand, respectively. Average interest-bearing liabilities increased $4 million with related interest expense declining $642 thousand. Costs of interest-bearing liabilities declined 185 basis points to 1.39% while yields on interest-earning assets increased .08 basis points to 5.60%. Improvements in the cost of funds were principally a result of accretion of fair value adjustments from acquisition accounting, and declining costs on certificates of deposit (higher rate certificates of deposit matured and re-priced at lower rates).

For the six months ended June 30, 2010, net interest income was $3.6 million compared to $2.3 million for the six months ended June 30, 2009. The increase is due principally to higher average volume of loans and securities, the accretion of fair value adjustments from acquisition accounting and declines in costs of interest-bearing liabilities. The net interest margin increased 128 basis points to 4.02% at June 30, 2010 from 2.74% at June 30, 2009. The net interest margin increase was mainly due to the accretion of fair value market adjustments of acquired loans and decreases in the cost of interest-bearing liabilities. Average interest-earning assets and related interest income increased $11.8 million and $8 thousand, respectively. Average interest-bearing liabilities decreased $6 million with related interest expense declining $1.3 million. Costs of interest-bearing liabilities declined 173 basis points to 1.46% while yields on interest-earning assets decreased 35 basis points to 5.16%. Improvements in the cost of funds were principally a result of accretion of fair value adjustments from acquisition accounting, and declining costs on certificates of deposit (higher rate certificates of deposit matured and re-priced at lower rates).

During the three and six months ended June 30, 2010, the impact of acquisition accounting fair value accretion on net interest margin was $699 thousand and $1.03 million, respectively.

The acquired loan portfolio of the Company was marked-to-market with a fair value discount to market rates (the discount represents expected credit losses and comparison to market rate adjustments). The total performing loan discount of $4.1 million is being recognized into interest income over the estimated remaining life of the loans. The performing loan accretion of the discount was $429 thousand for the three months ended June 30, 2010 and $489 thousand for the six months ended June 30, 2010.

The following tables provide a detailed analysis of the effective yields and rates on interest-earning assets and interest-bearing liabilities for the periods presented. The average balances and other statistical data used in this table were calculated using daily average balances.

Average Balances, Income and Expenses, Yields and Rates

	Three Months June 30, 2010
	(Successor)	(Predecessor)			(Successor)	(Predecessor)	2010 vs. 2009
	Average Balances at June 30 [1]		Yield / Rate		Income / Expense [6], [7]		Increase (Decrease)	Change due to
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,244	$1,498	7.07%	0.27%	$22	$1	$21	$23	$(2)
Investments / Interest-earning deposits	70,232	47,890	3.37%	5.15%	592	617	(25)	(263)	238
Loans, net [2]	114,533	114,861	6.95%	5.74%	1,991	1,647	344	349	(5)

Total interest-earning assets	186,009	164,249	5.60%	5.52%	2,605	2,265	340	109	231

Noninterest-earning assets:
Cash and due from banks	2,829	2,932
Premises and fixed assets	6,796	5,466
Other assets	22,496	2,796
Allowance for loan losses	(195)	(1,651)

Total noninterest-earning assets	31,926	9,543

Total assets	$217,935	$173,792

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$20,681	$7,013	0.81%	0.17%	$42	$6	$36	$22	$17
Savings deposits	3,738	3,525	0.43%	0.51%	4	9	(5)	(1)	0
Time deposits	93,430	106,575	1.31%	1.84%	307	982	(675)	(132)	(52)
Federal funds purchased and borrowed funds	28,278	25,030	2.21%	1.23%	156	154	2	65	14

Total interest-bearing liabilities	146,127	142,143	1.39%	3.24%	509	1,151	(642)	(46)	(21)

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	14,177	13,616
Other liabilities	5,021	1,359

Total noninterest-bearing liabilities	19,198	14,975

Shareholders’ equity	52,610	16,674

Total liabilities and shareholders’ equity	$217,935	$173,792

Interest rate spread [3]			4.21%	2.28%

Net interest income [4]					$2,096	$1,114	$982	$155	$251

Net interest margin [5]			4.51%	2.71%

[1]	Average balances are computed on a daily basis.
[2]	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
[4]	Net interest income is interest income less interest expense.
[5]	Net interest margin is net interest income expressed as a percentage of average earning assets.
[6]	Interest income on loans includes $429 thousand in accretion of the fair market value adjustments related to the Merger.
[7]	Interest expense on certificates of deposits includes $270 thousand in accretion of the fair market value adjustments related to the Merger.

Average Balances, Income and Expenses, Yields and Rates

	Six Months June 30, 2010
	(Successor)	(Predecessor)			(Successor)	(Predecessor)	2010 vs. 2009
	Average Balances at June 30 [1]		Yield / Rate		Income / Expense [6], [7]		Increase (Decrease)	Change due to
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,219	$1,510	3.61%	0.26%	$22	$2	$20	$11	$(1)
Investments / Interest-earning deposits	70,521	51,067	3.01%	5.13%	1,062	1,311	(249)	(323)	198
Loans, net [2]	107,862	115,190	6.58%	5.75%	3,549	3,312	237	231	(113)

Total interest-earning assets	179,602	167,767	5.16%	5.51%	4,633	4,625	8	(80)	84

Noninterest-earning assets:
Cash and due from banks	2,799	3,336
Premises and fixed assets	6,856	5,505
Other assets	20,061	2,438
Allowance for loan losses	(160)	(1,665)

Total noninterest-earning assets	29,556	9,614

Total assets	$209,158	$177,381

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$15,272	$6,852	0.68%	0.38%	$52	$13	$39	$8	$11
Savings deposits	3,661	3,318	0.49%	1.03%	9	17	(8)	(5)	1
Time deposits	93,225	107,513	1.41%	3.71%	658	1,993	(1,335)	(576)	(91)
Federal funds purchased and borrowed funds	27,735	28,192	2.18%	2.14%	303	301	2	3	(2)

Total interest-bearing liabilities	139,893	145,875	1.46%	3.19%	1,022	2,324	(1,302)	(569)	(82)

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	14,057	13,515
Other liabilities	2,047	1,340

Total noninterest-bearing liabilities	16,104	14,855

Shareholders’ equity	53,161	16,651

Total liabilities and shareholders’ equity	$209,158	$177,381

Interest rate spread [3]			3.70%	2.32%

Net interest income [4]					$3,611	$2,301	$1,310	$489	$166

Net interest margin [5]			4.02%	2.74%

[1]	Average balances are computed on a daily basis.
[2]	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
[4]	Net interest income is interest income less interest expense.
[5]	Net interest margin is net interest income expressed as a percentage of average earning assets.
[6]	Interest income on loans includes $489 thousand in accretion of the fair market value adjustments related to the Merger.
[7]	Interest expense on certificates of deposits includes $540 thousand in accretion of the fair market value adjustments related to the Merger.

Noninterest Income

Noninterest income decreased from $126 thousand for the three months ended June 30, 2009 to $81 thousand for the three months ended June 30, 2010. The decrease in noninterest income was due primarily to a decrease in service charges on deposit accounts of $38 thousand.

Noninterest income decreased from $441 thousand for the six months ended June 30, 2009 to $259 thousand for the six months ended June 30, 2010. The decrease in noninterest income was primarily due to a decrease of $78 thousand in service charges on deposit accounts and a decrease of $131 thousand in gains on sales of investments.

Noninterest Expense

Noninterest expense of the Company compared to First Bankshares is not directly comparable as the Company’s strategy and corresponding expense structure is substantially different. The Company’s expenses are higher in several areas, including compensation related to building our team and technology related to converting to a new vendor whose platform will support the Company’s strategy.

For the three months ended June 30, 2010, noninterest expense was $3.6 million compared to $1.7 million for the three months ended June 30, 2009. The increase in noninterest expense was the result of several factors, including an increase of $1.3 million in compensation and benefits expense, an increase of $263 thousand in occupancy expenses, an increase of $32 thousand in FDIC insurance and bank franchise taxes, and an increase of $385 thousand in technology expenses.

For the six months ended, noninterest expense was $6.7 million compared to $2.8 million for the six months ended June 30, 2009. The increase in noninterest expense was the result of several factors, including an increase of $2.5 million in compensation and benefits expense, an increase of $516 thousand in occupancy expenses, an increase of $138 thousand in FDIC insurance and bank franchise taxes, and an increase of $498 thousand in technology expenses.

Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable marginal tax rate. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance of $3.3 million is required for deferred tax assets as of June 30, 2010 and December 31, 2009.

FINANCIAL CONDITION

Securities

The following tables present information about the securities portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$6,993,054	$7,031,224	.22 years	2.40%
Mortgage-backed securities [1]
- Fixed rate	40,550,053	41,550,504	4.88 years	3.63%
- Variable rate	5,610,750	5,838,660	10.26 years	3.36%
Collateralized mortgage obligations [1]	8,666,641	8,879,761	2.63 years	2.75%
Trust preferred securities	2,257,409	2,169,750	16.66 years	8.32%

Total securities available for sale	$64,077,907	$65,469,900	4.95 years	3.52%

[1]	Weighted average life calculations are based on the current level of prepayments as of June 30, 2010

	December 31, 2009
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$17,700,601	$17,810,442	13.07 years	5.16%
Mortgage-backed securities [1]
- Fixed rate	4,983,564	5,000,110	1.97 years	5.47%
- Variable rate	7,102,185	7,160,290	7.96 years	3.57%
Municipals
- Taxable	2,111,980	2,073,280	8.08 years	6.32%
- Tax exempt [2]	535,600	534,615	.92 years	5.64%
Trust preferred securities	4,262,500	4,268,000	17.16 years	7.44%

Total securities available for sale	$36,696,430	$36,846,737	10.71 years	5.25%

[1]	Weighted average life calculations are based on the current level of prepayments as of December 31, 2009
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis which converts the income on investments for which no income taxes were paid using the federal corporate income tax rate of 34% for December 31, 2009.

The reduction in the average life of the securities portfolio from December 31, 2009 to June 30, 2010, has also led to a reduction in the estimated volatility of the portfolio.

The following tables present a maturity analysis of the securities portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$—	—	$7,031,224	2.40%	$—	—	$—	0.00%	$7,031,224	2.40%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	41,550,504	3.63%	41,550,504	3.63%
- Variable rate	—	—	—	—	—	—	5,838,660	3.36%	5,838,660	3.36%
Collateralized Mortgage Obligations	—	—	—	—	—	—	8,879,761	2.75%	8,879,761	2.75%
Trust preferred securities	—	—	—	—	—	—	2,169,750	8.32%	2,169,750	8.32%

Total securities available for sale	$—	—	$7,031,224	2.40%	$—	—	$58,438,675	3.66%	$65,469,900	3.52%

	December 31, 2009
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$—	—	$—	—	$—	—	$17,810,442	5.16%	$17,810,442	5.16%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	5,000,110	5.47%	5,000,110	5.47%
- Variable rate [1]	—	—	—	—	—	—	7,160,290	3.57%	7,160,290	3.57%
Municipals
- Taxable	—	—	—	—	2,073,280	6.32%	—	—	2,073,280	6.32%
- Tax exempt [2]	—	—	—	—	—	—	534,615	5.64%	534,615	5.64%
Trust preferred securities	—	—	—	—	—	—	4,268,000	7.44%	4,268,000	7.44%

Total securities available for sale	$—	—	$—	—	$2,073,280	6.32%	$34,773,457	5.25%	$36,846,737	5.25%

[1]	Includes $6,966,339 in variable rate mortgage-backed securities that reset within one to ten years.
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis.

Loans

See Note 4 to the consolidated financial statements for a summary of the loan receivable portfolio as of June 30, 2010 and December 31, 2009. Maturities of variable-rate and fixed-rate loans as of June 30, 2010 are shown in the table below:

	Maturity Analysis of the Loan Portfolio As of June 30, 2010
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial real estate [1]	$19,221,773	$8,176,941	$522,394	$8,699,335	$5,316,600	$1,130,450	$6,447,050	$34,368,158
Commercial and industrial [2]	23,773,608	3,592,743	411,840	4,004,583	27,301,264	1,185,211	28,486,475	56,264,666
Residential real estate	4,285,594	5,863,555	1,423,647	7,287,202	4,454,763	5,782,789	10,237,552	21,810,348
Consumer [3]	3,008,076	42,701	—	42,701	757,469	23,555	781,024	3,831,801
Overdrafts	22,391	—	—	—	—	—	—	22,391

Total loans	$50,311,442	$17,675,940	$2,357,881	$20,033,821	$37,830,096	$8,122,005	$45,952,101	$116,297,364

[1]	Excludes in $1,416,998 nonaccrual variable-rate loans and $2,238,494 in nonaccrual fixed-rate loans.
[2]	Excludes $389,350 in nonaccrual fixed-rate loans.
[3]	Excludes $23,472 in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised of 77% of our loan portfolio at June 30, 2010 and 88.5% at December 31, 2009. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and owner occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Residential construction real estate loans generally consist of financing the construction of 1-4 family dwellings. As of June 30, 2010 and December 31, 2009, residential construction real estate loans totaled $1.3 million and $0.2 million, respectively.

Allowance for Loan Losses

The Allowance for Loan Losses consists of (1) a component for individual loan impairment recognized and measured pursuant to ASC Topic 310, Accounting by Creditors for Impairment of a Loan, and (2) components of collective loan impairment recognized pursuant to Topic 450, Accounting for Contingencies(“Topic 450”). We maintain specific reserves for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

Management determines the Allowance for Loan Losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for varying types of loans that we originate in our portfolio as well as loss history from banks across the country. In evaluating our loan portfolio, we also consider other factors, including general economic conditions, both nationally and regionally, local real estate markets, and the values of collateral securing our loan portfolio. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the Allowance for Loan Losses are made by charges to the provision for loan losses, which is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss). Loans deemed to be uncollectible are charged against the Allowance for Loan Losses, and recoveries of previously charged-off amounts are credited to the Allowance for Loan Losses.

The Bank considers information derived from its loan risk ratings; internal observable data related to trends within the loan portfolio, including credit quality and concentrations, aging of the portfolio, and external observable data related to industry and general economic trends; and any significant, relevant changes to the Bank’s policies and procedures. Each loan is assigned two “risk grades” at origination. Our risk grades are based on our assessment of our borrower’s financial capacity and collateral quality.

Although management uses various data and information sources to establish the Allowance for Loan Losses, future adjustments to the Allowance for Loan Losses may be necessary if economic conditions are substantially different from the assumptions used in making the valuations.

At December 22, 2009, prior to the Merger, the Allowance for Loan Losses was $6.7 million and reflected a 2009 provision expense of $5.5 million. At December 31, 2009, the Allowance for Loan Losses was reduced to $0 due to purchase accounting adjustments as a result of the Merger. For the three months and six months ended June 30, 2010, the Company recorded provision expense of $470 thousand and $510 thousand, respectively. For the three and six months ended June 30, 2009, the Company recorded a provision of $600 thousand and $640 thousand, respectively. The Allowance for Loan Losses as a percentage of total loans as of June 30, 2010 appears low (.41%), as the provision and subsequent allowance is primarily for new loan production since December 31, 2009, plus changes in credit quality related to the purchased loan portfolio.

See Note 4 to the consolidated financial statements for Allowance for Loan Losses activity as of June 30, 2010 and December 31, 2009.

A breakdown by loan category of the allocation of the Allowance for Loan Losses and the percent of loans in each category to total loans as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial real estate	$198,706	31.59%	$4,980,026	34.28%
Commercial and industrial	276,240	47.07%	1,245,830	42.59%
Residential real estate	4,494	18.12%	434,396	21.62%
Consumer	10,469	3.22%	39,748	1.51%

Total allowance for loan losses	489,909	100.00%	6,700,000	100.00%

Purchase accounting adjustment	—		(6,700,000)

Total allowance for loan losses, net of adjustment	$489,909		$—

Nonperforming Assets

Nonperforming Loans

It is our policy to discontinue accrual of interest income when a loan is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest.

Other Real Estate Owned

At June 30, 2010 and December 31, 2009, the Bank had $796 thousand and $464 thousand in other real estate owned (“OREO”) respectively, consisting of single family properties. Other real estate owned asset valuations are evaluated at least quarterly and any necessary write down to fair value is recorded as impairment.

The following table summarizes nonperforming assets at fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Nonaccrual loans	$4,068,314	$4,129,581
Other real estate owned	795,681	463,700

Total nonperforming assets	$4,863,995	$4,593,281

Loans 90 days or more past due and still accruing	$—	$—

Nonperforming assets as a percentage of total loans	4.04%	4.50%
Nonperforming assets as a percentage of total assets	2.14%	2.28%
Net charge-offs as a percentage of average loans	0.02%	N/A
Allowance for loan losses as a percentage of total loans [1]	0.41%	N/A
Allowance for loan losses to nonaccrual loans	12.04%	N/A

[1]	The ratio of .41% as of June 30, 2010 appears low, as the provision and subsequent allowance is primarily for new loan production since December 31, 2009, plus changes in credit quality related to the purchased loan portfolio.

Deposits

Deposits represent the primary source of funds and are comprised of demand deposits, savings deposits, and time deposits. Deposits at June 30, 2010 totaled $148.3 million, compared to deposits of $114.1 million at December 31, 2009, a 30.0% increase. The overall change in deposits is represented by an increase in demand and savings accounts of $26.5 million and an increase in time deposits of $7.1 million.

The following table presents the average balances and rates paid, by deposit category, as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$14,176,636		$14,032,483
Interest-bearing deposits:
Checking (NOW) accounts	6,124,170	0.20%	4,667,838	0.19%
Money market accounts	14,557,239	1.08%	2,295,349	0.52%
Savings accounts	3,738,078	0.50%	3,432,598	0.76%
Time deposits
Time deposits $100,000 or greater [1]	27,966,700	1.57%	23,023,613	3.82%
Time deposits less than $100,000	64,101,645	1.23%	78,406,806	3.47%
Time deposits valuation	1,361,473		52,570

Total time deposits	93,429,818	1.31%	101,482,989	3.55%

Total interest-bearing deposits	117,849,306	1.20%	111,878,774	3.26%

Total average deposits	$132,025,942	1.07%	$125,911,257	2.90%

[1]	Includes brokered deposits.

Maturities of large denomination time deposits (equal or greater than $100,000) as of June 30, 2010 were as follows:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$9,474,998	$10,748,616	$10,368,685	$12,138,886	$42,731,185	28.82%

Short-Term Borrowings

The following table summarizes the year-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods indicated:

	June 30, 2010				December 31, 2009
	Quarter End Balance	High Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	High Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$91,505	—	$1,552,000	$2,526,000	$518,841	0.79%
Other borrowings	—	4,700,000	3,278,022	2.07%	4,700,000	12,000,000	3,472,329	0.53%

Total short-term borrowings	$—	$4,700,000	$3,369,527	2.07%	$6,252,000	$14,526,000	$3,991,170	0.57%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends help management predict the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, concentrations of business and industry, competition, and our overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities in our available-for-sale portfolio. We also have access to a credit line from our primary correspondent bank, in addition to an arrangement to borrow from the Federal Home Loan Bank in the aggregate of 30% of total assets and from the Federal Reserve under certain conditions. This credit line is available through our correspondent bank for short-term liquidity needs and is subject to prevailing interest rates. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, for the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of June 30, 2010, we had met all minimum capital adequacy requirements to which we are subject and are categorized as “well- capitalized.” Since June 30, 2010, there are no conditions or events that management believes have changed our status as “well-capitalized”.

The following tables show capital ratios and the minimum capital ratios required by our regulators. Dollar amounts are in thousands.

June 30, 2010
Tier 1 capital:
Common stock	$5,847
Additional paid-in capital	57,735
Retained earnings	(12,500)
Accumulated other comprehensive income	919

Total bank equity capital	52,001
Net unrealized gain on available-for-sale securities	(919)
Disallowed goodwill and other disallowed intangible assets	(10,610)

Total Tier 1 capital	$40,472

Tier 2 capital:
Allowance for loan losses [1]	$490

Total risk-based capital	$40,962

Average total assets for leverage capital purposes	$207,325

Total risk-weighted assets	$137,430

[1]	Allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-weighted assets.

	June 30, 2010	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	19.52%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	29.45%	4.00%	> 6.00%
Total risk-based capital ratio	29.81%	8.00%	> 10.00%

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

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report.

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

Our accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Our accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and in Note 2 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Annual Report. Since December 31, 2009, there have been no changes in these policies that have had a material impact on our results of operations or financial condition.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010. The Act includes a provision, effective July 21, 2010, to permanently exempt non-accelerated filers from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include in its annual report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Non-accelerated filers were to have commenced complying with the requirements of Section 404(b) starting with their annual reports on Form 10-K for fiscal years ending on or after June 15, 2010. Since the Company is a non-accelerated filer, this Act will be applicable to the Company, and the Company will not be required to comply with the requirements of Section 404(b) in its annual report on Form 10-K for the fiscal year ending December 31, 2010.

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

XENITH BANKSHARES, INC.

Date: August 13, 2010	/S/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/S/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)