Form 10-Q
period 2010-09-30
Xenith Bankshares, Inc.
filed 2010-11-15
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

5,846,928 shares of Common Stock, par value $1.00 per share, were outstanding at November 1, 2010.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$16,550,480	$35,203,187
Federal funds sold	484,000	—

Total cash and cash equivalents	17,034,480	35,203,187

Securities available for sale, at fair value	63,684,899	36,846,737
Loans, net of allowance for loan losses, 2010: $1,230,374; 2009: $0	135,427,951	102,049,697
Bank premises and equipment, net	6,659,211	6,980,689
Other real estate owned	331,981	463,700
Goodwill and other intangible assets, net	14,138,824	14,228,824
Accrued interest receivable	717,819	976,908
Other assets	5,816,185	4,840,961

Total assets	$243,811,350	$201,590,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand and money market	$56,439,156	$22,316,474
Savings	3,341,355	3,295,930
Time	106,131,156	88,535,230

Total deposits	165,911,667	114,147,634

Accrued interest payable	551,041	505,297
Federal funds purchased and borrowed funds	25,000,000	31,260,151
Other liabilities	1,545,685	1,605,588

Total liabilities	193,008,393	147,518,670

Shareholders’ equity
Common stock, $1.00 par value, 100,000,000 shares authorized as of September 30, 2010 and December 31, 2009; 5,846,928 issued and outstanding as of September 30, 2010 and December 31, 2009	5,846,928	5,846,928
Additional paid-in capital	57,794,520	57,614,520
Accumulated deficit	(14,450,270)	(9,457,569)
Accumulated other comprehensive income, net of income tax expense in 2009	1,611,779	68,154

Total shareholders’ equity	50,802,957	54,072,033

Total liabilities and shareholders’ equity	$243,811,350	$201,590,703

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. September 30, 2010	Xenith Corporation September 30, 2009	First Bankshares, Inc. September 30, 2009
Interest income
Interest and fees on loans	$2,371,360	$—	$1,565,481
Interest on securities	530,445	—	580,238
Interest on federal funds sold	6,805	—	594

Total interest income	2,908,610	—	2,146,313

Interest expense
Interest on deposits	220,299	—	704,367
Interest on time certificates of $100,000 and over	208,238	—	219,777
Interest on federal funds purchased and borrowed funds	153,985	—	162,029

Total interest expense	582,522	—	1,086,173

Net interest income	2,326,088	—	1,060,140

Provision for loan losses	740,000	—	930,000

Net interest income after provision for loan losses	1,586,088	—	130,140

Noninterest income
Service charges on deposit accounts	43,741	—	40,097
Gains on sales of investments	922	—	10,139
Other	56,906	—	41,239

Total noninterest income	101,569	—	91,475

Noninterest expense
Compensation and benefits	1,852,046	576,205	644,592
Occupancy	349,623	245,988	150,276
FDIC insurance	72,839	—	53,201
Bank franchise taxes	105,000	—	30,000
Technology	264,378	60,387	41,154
Communications	55,241	32,063	27,025
Insurance	76,538	19,099	10,800
Professional fees	363,116	591,908	502,625
Travel	46,873	9,373	—
Supplies	32,233	4,168	13,129
Other expenses	125,973	14,194	176,672

Total noninterest expense	3,343,860	1,553,385	1,649,474

(Loss) before income tax expense	(1,656,203)	(1,553,385)	(1,427,859)

Income tax expense (benefit)	294,400	—	(485,400)

Net (loss)	(1,950,603)	(1,553,385)	(942,459)

Other comprehensive income, net of income tax expense:
Net unrealized gain on securities available for sale	145,059	—	902,289

Comprehensive (loss)	$(1,805,544)	$(1,553,385)	$(40,170)

Per share data (Basic and Diluted):	$(0.33)	$—	$(0.41)

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. September 30, 2010	Xenith Corporation September 30, 2009	First Bankshares, Inc. September 30, 2009
Interest income
Interest and fees on loans	$5,920,119	$—	$4,877,522
Interest on securities	1,592,566	—	1,884,335
Interest on federal funds sold	29,093	—	2,106

Total interest income	7,541,778	—	6,763,963

Interest expense
Interest on deposits	723,610	—	2,276,070
Interest on time certificates of $100,000 and over	424,434	—	671,055
Interest on federal funds purchased and borrowed funds	457,126	—	462,998

Total interest expense	1,605,170	—	3,410,123

Net interest income	5,936,608	—	3,353,840

Provision for loan losses	1,250,000	—	1,570,000

Net interest income after provision for loan losses	4,686,608	—	1,783,840

Noninterest income
Service charges on deposit accounts	108,142	—	120,200
Gains on sales of investments	107,615	—	232,161
Other	144,759	—	179,914

Total noninterest income	360,516	—	532,275

Noninterest expense
Compensation and benefits	5,449,537	1,931,753	1,701,186
Occupancy	1,031,171	757,094	437,479
FDIC insurance	214,152	—	201,634
Bank franchise taxes	315,000	—	94,000
Technology	995,670	179,888	134,789
Communications	161,829	82,451	77,344
Insurance	195,462	54,275	32,400
Professional fees	961,557	1,004,415	1,306,540
Travel	140,293	39,094	—
Supplies	138,686	24,635	50,181
Other expenses	436,468	39,447	380,880

Total noninterest expense	10,039,825	4,113,052	4,416,433

(Loss) before income tax expense	(4,992,701)	(4,113,052)	(2,100,318)

Income tax (benefit)	—	—	(713,700)

Net (loss)	(4,992,701)	(4,113,052)	(1,386,618)

Other comprehensive income, net of income tax expense:
Net unrealized gain on securities available for sale	1,543,625	—	497,559

Comprehensive (loss) income	$(3,449,076)	$(4,113,052)	$(889,059)

Per share data (Basic and Diluted):	$(0.85)	$—	$(0.61)

See notes to unaudited financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. September 30, 2010	Xenith Corporation September 30, 2009	First Bankshares, Inc. September 30, 2009
Cash flows from operating activities
Net (loss) income	$(4,992,701)	$(4,113,052)	$(1,386,618)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	804,485	361,866	246,138
Net amortization of investment securities	314,583	—	36,592
Accretion of purchase accounting adjustments	(1,805,959)	—	—
Gains on sales of investments	(107,615)	—	(232,161)
Gain (loss) on sale of OREO	5,582	—	—
Stock-based compensation	180,000	205,000	—
Provision for loan losses	1,250,000	—	1,570,000
Change in operating assets and liabilities
Accrued interest receivable	259,089	—	291,165
Deferred tax (benefit) expense	—	—	(586,987)
Other assets	(975,225)	(9,940)	(305,793)
Accrued interest payable	45,744	—	(158,829)
Other liabilities	(58,284)	564,241	508,230

Net cash (used in) provided by operating activities	(5,080,301)	(2,991,885)	(18,263)

Cash flows from investing activities
Proceeds from maturities and calls of available-for-sale securities	38,334,259	—	13,613,516
Purchase of available-for-sale securities	(63,837,424)	—	(3,475,000)
Net proceeds from the sale of OREO	226,066	—	—
Net proceeds from the sale of FHLB stock	—	—	326,150
Net (increase) decrease in loans	(33,732,224)	—	3,768,517
Net purchases of premises and equipment	(392,965)	(1,190,509)	(10,694)

Net cash (used in) provided by investing activities	(59,402,288)	(1,190,509)	14,222,489

Cash flows from financing activities
Net increase (decrease) in demand deposits and savings accounts	34,168,107	—	1,107,524
Net increase (decrease) in time deposits	18,405,926	—	(12,245,720)
Net (decrease) in federal funds purchased and borrowed funds	(6,260,151)	—	(5,480,915)
Capital contributions	—	4,524,100	—

Net cash provided by (used in) financing activities	46,313,882	4,524,100	(16,619,111)

Net (decrease) increase in cash and cash equivalents	(18,168,707)	341,706	(2,414,885)

Cash and cash equivalents
Beginning of period	35,203,187	280,201	5,192,961

End of period	$17,034,480	$621,907	$2,778,076

Supplementary Disclosure of Cash Flow Information
Cash Payments for:
Interest	$2,458,976	$—	$3,568,952

Income Taxes	$—	$—	$219,780

Transfer of loans to foreclosed assets	$99,929	$—	$649,515

See notes to unaudited financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or “the Company”) is a bank holding company for Xenith Bank (“the Bank”), a Virginia-based institution headquartered in Richmond, Virginia. The Company, through the Bank, operates five full-service branches: one branch in Tysons Corner, Virginia, one branch in Richmond, Virginia and three branches in Suffolk, Virginia. Xenith Bank presently operates under the trade name SuffolkFirst Bank at its locations in Suffolk, Virginia.

Background

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (“the merger”), with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an agreement of merger and related plan, dated May 12, 2009 as amended (collectively “the merger agreement”). At the effective time of the merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank, a wholly-owned subsidiary of the combined company, changed its name to Xenith Bank.

Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009 in the consolidated financial statements of Xenith Bankshares. The merger was accounted for applying the acquisition method of accounting.

From its inception on February 19, 2008 until the completion of the merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations. Accordingly, since Xenith Corporation’s operating activities prior to the merger were insignificant relative to those of First Bankshares, management believes that First Bankshares is the Company’s predecessor. Management reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that the combined company’s operations, revenues and expenses after the merger are most similar in all respects to those of First Bankshares’ historical periods.

Accordingly, the consolidated statements of operations and comprehensive income (loss) and cash flows of First Bankshares (the predecessor) for the period ended September 30, 2009 have been presented. No adjustments are needed to the amounts for First Bankshares (the predecessor) to comply with Article 11 of Regulation S-K, as purchase accounting adjustments impacting the statements of operations are deemed to be immaterial or not applicable. Due to the adjustments to the basis of assets and liabilities as a result of applying the acquisition method of accounting, the financial statements of Xenith Bankshares (the successor) and First Bankshares (the predecessor) are not directly comparable.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. Xenith Corporation for the three and nine months ended September 30, 2009 represents the operations of the Xenith Corporation prior to the merger. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and the statements of cash flows for the nine months ended September 30, 2010 and 2009. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity, net income (loss) or cash flows from operations.

Note 3. Business Combinations

On December 22, 2009, First Bankshares and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity in the merger.

Pursuant to the terms of the merger agreement, First Bankshares shareholders were entitled to elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share for some or all of their shares of First Bankshares common stock, subject to proration in the event the aggregate cash elections exceeded 569,074 shares (or 25% of shares outstanding immediately prior to the effective time of the merger). As of 5:00 p.m., Eastern Time, on October 15, 2009, the deadline for First Bankshares shareholders to elect to receive cash for some or all of their shares of First Bankshares common stock, First Bankshares had received aggregate cash elections with respect to 1,165,311 shares of First Bankshares common stock, representing approximately 51.2% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the merger.

As a result of aggregate cash elections exceeding 569,074 shares, the cash elections were reduced proportionally and each cash election share that was not converted into the right to receive $9.23 in cash and each share of First Bankshares common stock for which a cash election was not made represented one share of Xenith Bankshares common stock immediately following the effective time of the merger.

Pursuant to the terms of the merger agreement, each share of Xenith Corporation common stock outstanding immediately prior to the effective time of the merger was cancelled and converted automatically into the right to receive 0.8700 shares of Xenith Bankshares common stock (“the exchange ratio”). Based on the exchange ratio, an aggregate of 4,139,704 shares of Xenith Bankshares common stock were issued to the former shareholders of Xenith Corporation in exchange for their shares of Xenith Corporation common stock with fractional shares being cashed out in the merger.

Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. The merger is accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, and accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009 in the consolidated balance sheet of Xenith Bankshares. The merger qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

An initial allocation of the merger consideration resulted in the Company recording goodwill of $9.4 million. In connection with the filing of its 2009 tax returns during the quarter ended September 30, 2010, the Company evaluated its consolidated tax positions which were initially estimated in connection with applying the acquisition method of accounting for the merger. As required by acquisition accounting rules, pursuant to FASB ASC Topic 805, the Company has retroactively revised its tax accounts and goodwill recorded in connection with the merger as of December 31, 2009.

The following table presents a reconciliation of the excess consideration paid by Xenith Corporation over the First Bankshares’ net assets acquired (“goodwill”):

Costs to acquire First Bankshares:
Issuance of Xenith Corporation common stock	$15,758,196
Cash consideration paid	5,251,804

Total consideration to acquire First Bankshares	$21,010,000

First Bankshares’ net assets at fair value:
First Bankshares shareholders’ equity at December 22, 2009	12,611,140
Adjustments to reflect assets acquired at fair value:
Interest rate on loans	(900,000)
Other real estate owned	(100,000)
Premises and equipment	(500,000)
Core deposit intangibles	1,240,000
Net valuation allowance of deferred tax assets	(2,067,065)
Adjustments to reflect liabilities acquired at fair value:
Interest-bearing deposits	(2,132,000)
Other	(130,899)

Adjusted identifiable net assets acquired	$8,021,176

Total Goodwill	$12,988,824

Note 4. Securities

The following tables present the book value and fair values of securities for the dates stated:

	September 30, 2010 (Successor)
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securites Available for Sale:
Mortgage-backed securities
- Fixed rate	$46,432,197	$1,054,315	—	$47,486,512
- Variable rate	5,221,658	253,416	—	5,475,074
Collateralized mortgage obligations	8,164,014	326,299	—	8,490,313
Trust preferred securities	2,255,251	—	$(22,251)	2,233,000

Total securities available for sale	$62,073,120	$1,634,030	$(22,251)	$63,684,899

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

	December 31, 2009 (Successor)
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

At September 30, 2010 and December 31, 2009, the Company had mortgage-backed securities with a fair value of $29.9 million and $20.7 million, respectively, pledged as collateral against borrowings.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	September 30, 2010 (Successor)
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Collateralized Mortgage Obligations
- Government National Mortage Association	$5,553,507	$5,718,077	10.99%
Mortgage-backed securities
- Federal National Mortgage Association	37,997,474	38,790,908	75.17%
- Federal Home Loan Mortgage Corporation	13,463,089	13,973,130	26.63%

The following tables present fair values and the related unrealized losses in the Company’s securities portfolio, with the information aggregated by investment category, and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated:

	September 30, 2010 (Successor)
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Trust preferred securities	$1,122,000	$(5,805)	$1,111,000	$(16,446)	$2,233,000	$(22,251)

Total securities	$1,122,000	$(5,805)	$1,111,000	$(16,446)	$2,233,000	$(22,251)

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

	December 31, 2009 (Successor)
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Agencies	$15,763,328	$(236,672)	$—	$—	$15,763,328	$(236,672)
Mortgage-backed securities
-Variable rate	54,115	(184)	—	—	54,115	(184)
Trust preferred securities	—	—	4,268,000	(254,787)	4,268,000	(254,787)

Total securities	$15,817,443	$(236,856)	$4,268,000	$(254,787)	$20,085,443	$(491,643)

The unrealized loss positions at September 30, 2010 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. At September 30, 2010, the Company held two preferred securities with an aggregate book value of $2.3 million. Of this total, one of the preferred securities in the amount of $1.1 million had a split rating of Baa3 by Moody’s Investors Service, Inc. and BB by Standard and Poor’s Rating Services. All other securities are investment grade. Because we do not intend to sell these investments, and it is more likely than not that we will not be required to sell these investments before a recovery of unrealized losses, management does not consider these investments to be other-than-temporarily impaired at September 30, 2010, and no impairment has been recognized.

Note 5. Loans

The following table presents the Company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	September 30, 2010 (Successor)		December 31, 2009 (Successor)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate	$49,557,678	36.26%	$34,978,917	34.28%
Commercial and industrial	57,682,927	42.21%	43,467,134	42.59%
Residential real estate	24,666,101	18.05%	22,061,275	21.62%
Consumer	4,736,317	3.47%	1,523,660	1.49%
Overdrafts	15,302	0.01%	18,711	0.02%

Total loans	136,658,325	100.00%	102,049,697	100.00%
Allowance for loan losses	(1,230,374)		—

Total loans, net of allowance for loan losses	$135,427,951		$102,049,697

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

The following table presents the allowance for loan loss activity, by loan category, as of the dates stated:

	(Successor)	(Successor)	(Predecessor)
	September 30, 2010	December 31, 2009	September 30, 2009
Balance at beginning of period	$—	$1,687,283	$1,687,283

Charge-offs:
Commercial real estate	—	133,267	133,267
Commercial and industrial	—	187,065	149,565
Residential real estate	51,913	214,352	—
Consumer	602	4,953	4,953
Overdrafts	10,610	—	—

Total charge-offs	63,125	539,637	287,785

Recoveries:
Commercial real estate	43,000	18,954	—
Commercial and industrial	—	31,644	31,644
Residential real estate	—	—	—
Consumer	—	1,110	1,110
Overdrafts	499	—	—

Total recoveries	43,499	51,708	32,754

Net charge-offs	19,626	487,929	255,031

Allowance, net of charge-offs and recoveries	(19,626)	1,199,354	1,432,252
Additions to the allowance for loan losses	1,250,000	5,500,646	1,570,000

Allowance after additions	1,230,374	6,700,000	3,002,252
Acquisition fair value adjustment	—	(6,700,000)	—

Balance at end of period	$1,230,374	$—	$3,002,252

As of December 31, 2009, the allowance for loan losses was $0 as a result of applying the acquisition method of accounting related to the merger.

The carrying amount of acquired loans at the date of merger consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

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

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

The following table presents the purchased loans receivable at the date of merger and the fair value adjustment recorded immediately following the merger:

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
Contractually required principal payments receivable	$94,339,197	$7,710,500	$102,049,697
Fair value adjustment for credit and interest rates	(4,071,024)	(3,569,244)	(7,640,268)

Fair value of purchased performing loans receivable	90,268,173	4,141,256	94,409,429

The fair value adjustment was comprised of a credit adjustment of $6.7 million and $0.9 million for interest rates. The remaining fair value adjustment for credit and interest rates as of September 30, 2010 and December 31, 2009 was $6.5 million and $7.6 million, respectively.

The outstanding balance of purchased impaired loans as of September 30, 2010 and December 31, 2009 was $7.6 million and $7.7 million, respectively.

Note 6. Goodwill and Other Intangible Assets

As part of the purchase price allocation for the acquisition of First Bankshares on December 22, 2009, the Company recorded $13.0 million in goodwill and $1.2 million of core deposit intangibles. In accordance with the FASB ASC Topic 350, goodwill is not amortized, but is tested at least annually for impairment and more frequently if impairment indicators are evident. Core deposit intangible assets are being amortized over a 10-year period.

The following table presents goodwill and intangible assets for the dates stated:

	(Successor)	(Successor)
	September 30, 2010	December 31, 2009
Amortizable core deposit intangibles:
Gross carrying value	$1,240,000	$1,240,000
Accumulated amortization	90,000	—

Net carrying value	$1,150,000	$1,240,000

Unamortizable goodwill
Carrying value	$12,988,824	$12,988,824

Total Goodwill and Other Intangible Assets	$14,138,824	$14,228,824

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	(Successor)	(Successor)
	September 30, 2010	December 31, 2009
Noninterest-bearing demand deposits	$18,583,297	$14,646,205
Interest-bearing:
NOW and money market accounts	37,855,859	7,670,269
Savings deposits	3,341,355	3,295,930
Time deposits of $100,000 or more	50,873,200	37,127,448
Other time deposits	55,257,956	51,407,782

Total deposit accounts	$165,911,667	$114,147,634

Note 8. Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are recovered or settled. Deferred tax assets and liabilities are stated at tax rates expected to be in effect in the year(s) the differences reverse.

At September 30, 2010, net deferred tax assets are $6.2 million, for which a full valuation allowance is recorded, based on the fact that the Company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the Company generating sufficient future taxable income within the carryforward period which under current law is 20 years.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

The following table presents the components of the net deferred tax asset and the valuation allowance as of the date stated:

(Successor)
September 30, 2010
Deferred tax assets
Allowance for loan losses	$418,328
Start up costs	2,353,963
Acquisition accounting adjustments	2,471,010
Incentives related to leases	149,163
Accrued sick leave	39,440
Other miscellaneous tax assets	13,382
Net operating loss carryforward	1,557,509

Gross deferred tax assets	$7,002,795

Deferred tax liabilities
Depreciation	221,991
Unearned loan costs in excess of loan fees	40,039
Unrealized gains on available-for-sale securities	548,005

Gross deferred tax liabilities	810,035

Net deferred tax asset before valuation allowance	6,192,760

Valuation allowance	6,192,760

Net deferred tax asset	$—

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

Note 9. (Loss) Income per Share

The following tables summarize basic and diluted (loss) per share calculation for the three- and nine-month periods ended September 30, 2010 and 2009. The loss per share for the three months and nine months ended September 30, 2010 does not include 94,493 shares of common stock issuable upon the exercise of outstanding options under the 2003 Stock Option Plan, 271,035 shares of common stock issuable upon the exercise of outstanding options under the Amended and Restated 2009 Stock Incentive Plan, and 563,760 shares of common stock issuable upon exercise of outstanding warrants to purchase shares of common stock, because, in each case, the exercise price of the stock options and warrants, as applicable, was higher than the market price for the Company’s common stock for all dates within the reporting period.

	(Successor)	(Predecessor)
	For the Three Months Ended September 30,
	2010	2009
Net (loss)	$(1,950,603)	$(942,461)
Weighted average number of shares outstanding	5,846,928	2,276,298
(Loss) income per share, basic	$(0.33)	$(0.41)

(Loss) income per share, assuming dilution	$(0.33)	$(0.41)

	(Successor)	(Predecessor)
	For the Nine Months Ended September 30,
	2010	2009
Net (loss)	$(4,992,701)	$(1,386,618)
Weighted average number of shares outstanding	5,846,928	2,276,298
(Loss) income per share, basic	$(0.85)	$(0.61)

(Loss) income per share, assuming dilution	$(0.85)	$(0.61)

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

Note 10. Stock Compensation Plans

The Company has two share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers, and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options, 94,493 options were granted to First Bankshares directors and key employees under the plan and are fully vested. These stock options remain outstanding following the merger and are exercisable for shares of the Company’s common stock. The Company does not intend to grant any additional awards under this plan.

In connection with the merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (“the 2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Corporation common stock based at an Exchange Ratio of 0.8700 and a weighted average exercise price of $11.49 per share. On December 22, 2009, the Compensation and Governance Committee of the Board of Directors (“the Committee”), pursuant to authority delegated to it by the Board of Directors, granted an aggregate of 8,700 options to purchase shares of the Company’s common stock at a weighted average exercise price of $11.49 per share. These options have a 10-year term and will vest in three equal installments on each anniversary of the completion of the merger. In the nine-month period ended September 30, 2010, the Committee granted 27,000 options to purchase shares of the Company’s common stock at an exercise price of $5.95 per share. Those options have a 10-year term and will vest in three equal annual installments beginning on the date of grant.

Stock options are recorded at fair value as of the date of grant. Stock-based employee compensation costs were $60,000 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $180,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

Note 11. Commitment and Contingencies

In the normal course of business, the Bank has commitments under credit agreements to lend to customers as long as there is no material violations of any condition established in the contracts. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Additionally, the Bank issues letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

The following table presents unfunded commitments outstanding as of September 30, 2010:

Outstanding Loan Commitments

(Successor)
September 30, 2010
Construction loans
- Residential	$523,080
- Commercial	2,903,563
Commercial lines of credit	8,971,697
Home equity lines of credit	5,785,207
Consumer and overdraft protection	448,727
Letters of credit	175,032

Total loan commitments	$18,807,306

The following table presents the current minimum annual commitments under non-cancelable leases in effect at September 30, 2010 for the dates stated:

Minimum Lease Commitments

As of September 30, 2010

Period	(Successor) Commitment

Remainder of 2010	$215,790
2011	875,985
2012	893,742
2013	911,913
2014	332,248

Total lease commitments	$3,229,678

Note 12. Fair Value Measurements

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

FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Under the guidance in ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value to such assets or liabilities.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

hierarchy disclosures each quarter, and, based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company expects changes in classifications between levels will be rare.

Available-for-sale Securities:

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relaying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Real Estate Owned:

Other real estate owned is measured at the asset’s fair value less costs for disposal. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals.

Cash, Cash Equivalents and Accrued Interest:

The carrying value for cash and cash equivalents and accrued interest approximates fair value.

The methodology for measuring the fair value of other financial assets and financial liabilities that are not measured at fair value on a recurring or nonrecurring basis are discussed below.

Performing Loans:

For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The loan portfolio was marked to fair value as of December 22, 2009, as a result of the merger.

Impaired Loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

Deposit Liabilities:

The balance of demand deposits, NOW accounts, and money market and savings deposits approximates the fair value payable on demand to the accountholder.

Short-Term Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Other Commitments:

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date or “settlement date”.

The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		(Successor)
		Fair Value Measurements as of September 30, 2010 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:				—
Available-for-sale securities	$63,684,899	$5,130,224	$58,554,675	$—
Assets measured on a nonrecurring basis:
Other real estate owned	$331,981	—	—	$331,981
Impaired loans	3,754,253	—	—	3,754,253

		Fair Value Measurements as of December 31, 2009 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets measured on a recurring basis:
Available-for-sale securities	$36,846,737	$—	$36,846,737	$—
Assets measured on a nonrecurring basis:
Impaired loans	4,557,471	—	—	4,557,471
Other real estate owned	463,700	—	—	463,700

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

The following table presents the carrying amounts and approximate fair values of the Company’s financial assets and liabilities as of the dates stated:

	September 30, 2010 (Successor)		December 31, 2009 (Successor)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$16,550,480	$16,550,480	$35,203,187	$35,203,187
Federal funds sold	484,000	484,000	—	—
Securities available for sale	63,684,899	63,684,899	36,846,737	36,846,737
Other investments	3,245,800	3,245,800	2,278,752	2,278,752
Loans	135,427,951	135,173,000	102,049,697	102,049,697
Accrued interest receivable	717,819	717,819	976,908	976,908

Financial liabilities:
Federal funds purchased	$—	$—	$1,552,000	$1,552,000
Other borrowed funds
- Short-term borrowings	—	—	4,708,151	4,708,151
- Long-term borrowings	25,000,000	25,853,493	25,000,000	25,000,000
Deposits	165,911,667	165,825,511	114,147,634	114,147,634
Accrued interest payable	551,041	551,041	505,297	505,297

Fair value estimates are made at a specific point in time and are based on relevant market information, as well as information about the financial instruments or other assets. These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument at one time. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Note 13. Accounting Pronouncements

Accounting Standards Update (“ASU”), “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”). ASU 820, which amends ASC 820-10, requires new disclosure (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures. ASU 820 is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements - (Continued)

September 30, 2010

settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. ASU 820 requires additional disclosures only and will not have a significant impact on the Company’s consolidated financial statements.

ASC 860, “Accounting for Transfers of Financial Assets” (“Topic 860”). Topic 860 is a revision to preceding guidance and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing — Accounting for Transfers of Financial Assets” (“ASU 2009 -16”). This update formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and provides a revision for Topic 860 to require more information about transfers of financial assets. This statement and update became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this statement and update did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures,” which requires new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. In addition, ASU 2010-06 provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. Fair value measurement disclosures should be provided for each class of assets and liabilities, and disclosures should be made about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements that fall in either Level 2 or Level 3. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting. ASU No. 2010-6 requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

ASU No. 2010-20, “Disclosures about Credit Quality and Allowance for Credit Losses”. The FASB issued new guidance intended to provide users of financial statements with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This guidance will become effective for the reporting periods ending on or after December 15, 2010. The Company is evaluating the impact that this guidance will have on the Company’s financial position and operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Xenith Bankshares, Inc. (“Xenith Bankshares”) is a Virginia corporation that is the bank holding company for Xenith Bank (“the Bank”), which is a full-service, locally-managed commercial bank specifically targeting the financial needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers, in the Washington, D.C.-Arlington-Alexandria, Richmond and Virginia Beach-Norfolk-Newport News metropolitan statistical area, which we refer to as our target markets. The Bank conducts its principal banking activities through its five branches, with one branch located in Tysons Corner, Virginia, one branch located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk, Virginia in the merger with First Bankshares, Inc. SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank and presently operates its Suffolk, Virginia branches under that trade name. As of September 30, 2010, we had total assets of $243.8 million, total loans of $135.4 million, net of the allowance for loan losses, total deposits of $165.9 million and shareholders’ equity of $50.8 million.

The Bank’s core business targets middle market and small business customers in addition to offering various consumer products. Our services and products consist primarily of taking deposits and making loans within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We also offer a wide range of deposit products, including remote deposit capture, which allows business customers to submit their deposits electronically seven days a week, time deposits, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet banking and bill pay service. We do not engage in any activities other than banking activities.

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of non-interest income include service charges on deposit accounts, fees from loan originations, gains on the sale of securities, and other miscellaneous income. Deposits and Federal Home Loan Bank borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares (“the merger”), with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an agreement of merger and related plan of merger, dated as of May 12, 2009 as amended (collectively “the merger agreement”). At the effective time of the merger, First Bankshares amended its amended and restated articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank. Xenith Bank presently operates under the trade name SuffolkFirst Bank at its locations in Suffolk, Virginia.

Pursuant to the terms of the merger agreement, First Bankshares shareholders were entitled to elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share for some or all of their shares of First Bankshares common stock, subject to proration in the event the aggregate cash elections exceeded 569,074 shares (or 25% of shares outstanding immediately prior to the effective time of the merger). As of 5:00 p.m., Eastern Time, on October 15, 2009, the deadline for First Bankshares shareholders to elect to receive cash for some or all of their shares of First Bankshares common stock, First Bankshares had received aggregate cash elections with respect to 1,165,311 shares of First Bankshares common stock, representing approximately 51.2% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the merger.

As a result of aggregate cash elections exceeding 569,074 shares, the cash elections were reduced proportionally and each cash election share that was not converted into the right to receive $9.23 in cash and each share of First Bankshares common stock for which a cash election was not made represented one share of Xenith Bankshares common stock immediately following the effective time of the merger.

Pursuant to the terms of the merger agreement, each share of Xenith Corporation common stock outstanding immediately prior to the effective time of the merger was cancelled and converted automatically into the right to receive 0.8700 shares of Xenith Bankshares common stock (“the exchange ratio”). Based on the exchange ratio, an aggregate of 4,139,704 shares of Xenith Bankshares common stock were issued to the former shareholders of Xenith Corporation in exchange for their shares of Xenith Corporation common stock with fractional shares being cashed out in the merger.

Options to purchase shares of First Bankshares common stock outstanding at the effective time of the merger remain outstanding as options to purchase 94,493 shares of Xenith Bankshares common stock at a weighted average exercise price of $7.81 per share. An aggregate of 906,000 options and warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the merger were converted into an aggregate of 788,220 options and warrants to purchase shares of Xenith Bankshares common stock based on the exchange ratio an exercise price of $11.49 per share.

There were an aggregate of 5,846,928 shares of Xenith Bankshares common stock outstanding immediately following the effective time of the merger, with First Bankshares shareholders immediately prior to the effective time of the merger beneficially owning approximately 26.8% of the Xenith Bankshares’ outstanding shares of common stock and Xenith Corporation shareholders immediately prior to the effective time of the merger beneficially owning approximately 73.2% of Xenith Bankshares’ outstanding shares of common stock, on a fully diluted basis.

Industry Conditions

The economic environment, which showed some initial signs of improvement in the first quarter of 2010, demonstrated during the second quarter of 2010 that the economic recovery will likely be slow and protracted due to high unemployment, low consumer confidence and a soft housing market. The third quarter showed signs of economic stabilization, but many question the sustainability of a full recovery. While loan growth continues to be suppressed by relatively slow economic activity, deposit growth continues to be strong.

Regulatory reform was a focal point in the industry during the second quarter of 2010. The Dodd-Frank Act was signed into law in July 2010 and is likely to result in sweeping changes to the financial industry in how business is conducted and regulated. However, the ultimate impact to us and the financial industry as a whole remains largely to be determined, as the work of translating legislative policies into practices and procedures has just commenced. We are actively evaluating these regulatory and legislative developments so that we will be in a position to adapt our business at the appropriate time. While it is not determinable at the present time what the absolute impacts will be when the regulations are eventually finalized, we expect that the regulations will impose additional administrative obligations on us that will involve additional expenses and otherwise affect our business.

In addition, the Federal Reserve continued to take actions to address the uncertainty in the economy. Specifically, the Federal Reserve reaffirmed that it will maintain key interest rates at record lows for an extended period of time as long as the economic data supports these low rates. It has also slowed the pace of financial support and even started to implement strategies to suspend certain of their actions previously designed to strengthen liquidity and reduce interest rates as a result of the markets now exhibiting increased health and the ability to operate independently.

Outlook

Following the merger, the Bank is uniquely positioned to take advantage of current economic conditions and competitive opportunities. We believe that we will benefit from (1) the Bank’s capital base, which we believe will allow it to compete effectively with both the larger, more established super-regional and national banks, as well as the smaller, locally managed community banks operating in our target markets, (2) the Bank’s advantageous market locations, (3) the Bank’s services and products, and (4) our experienced management team and board of directors.

We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

In our continuing evaluation of our business strategy, we believe properly priced acquisitions can complement the Bank’s organic growth. Although we do not have any current plans to do so, we may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or lines of business or offer new services or products. We are continually evaluating potential acquisitions to determine what is in the best interest of the Company. Our goal in making these decisions is to optimize the return to our shareholders.

Presentation of Financial Information

Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009 in the consolidated balance sheet of Xenith Bankshares. The merger was accounted for under the acquisition method of accounting.

From its inception on February 19, 2008 until the completion of the merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations. Accordingly, because Xenith Corporation’s operating activities prior to the merger were insignificant relative to those of First Bankshares, we view First Bankshares as our predecessor. Management’s determination that First Bankshares should be viewed as our predecessor is based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that our combined operations, revenues and expenses after the merger are most similar in all respects to those of First Bankshares’ historical periods.

Accordingly, our discussion and analysis of the results of operations reflects a comparison of the results of operations of Xenith Bankshares (the successor) for the three and nine month period ended September 30, 2010 versus the results of operations of First Bankshares (the predecessor) for the three and nine month period ended September 30, 2009. No adjustments are needed to the amounts for First Bankshares (the predecessor) to comply with Article 11 of Regulation S-X, as acquisition accounting adjustments impacting the statements of operations are deemed to be immaterial or not applicable. Due to the adjustments to the basis of assets and liabilities as a result of the application of the acquisition method of accounting, the financial statements of Xenith Bankshares (the successor) and First Bankshares (the predecessor) are not directly comparable.

The results of operations for Xenith Corporation (formerly Xenith Bank [In Organization]) for the nine-month period ended September 30, 2009 are not discussed as we do not believe that the results for those periods provide a meaningful comparison in explaining our historical financial performance.

Additional information is available on our web site at www.xenithbank.com. The information contained on or that can be accessed through our web site is not a part of and not incorporated into this Quarterly Report on Form 10-Q (“this Form 10-Q”).

The shares of the Company are listed on The NASDAQ Capital Market under the symbol “XBKS.”

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with our financial statements and accompanying notes included in Part I, Item 1, “Financial Statements” in this Form 10-Q and Part II, Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). The data presented at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such periods.

RESULTS OF OPERATIONS

Overview

For the three months ended September 30, 2010, the Company reported a net loss of $2.0 million, compared to a net loss of $0.9 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the Company reported a net loss of $5.0 million, compared to a net loss of $1.4 million for the nine months ended September 30, 2009. Greater losses for both the three- and nine-month periods ended September 30, 2010, compared to the same periods in 2009, were primarily driven by higher noninterest expenses related to the development of the Bank’s infrastructure that the Company believes will support the Bank’s growth, partially offset by higher net interest income.

The following table presents (loss) per share information for the periods stated:

	(Successor)	(Predecessor)
	For the Three Months Ended September 30,
	2010	2009
(Loss) per share, basic and diluted	$(0.33)	$(0.41)

	(Successor)	(Predecessor)
	For the Nine Months Ended September 30,
	2010	2009
(Loss) per share, basic and diluted	$(0.85)	$(0.61)

Net Interest Income

For the three months ended September 30, 2010, net interest income increased $1.2 million to $2.3 million from $1.1 million for the three months ended September 30, 2009. The increase is primarily due to the higher average loans and higher balances in securities, the accretion of fair value adjustments from acquisition accounting, and the lower costs of interest-bearing liabilities. Net interest margin increased 177 basis points to 4.41% for the three-month period ended September 30, 2010 from 2.64% for the same period in 2009. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Contributing to the greater net interest margin was the accretion of fair value adjustments of acquired loans and deposits, greater average loan balances, and decreases in the cost of interest-bearing liabilities. Average interest-earning assets and related interest income increased $50.3 million and $763 thousand, respectively, for the three-month period ended September 30, 2010 compared to the same period of 2009. Average interest-bearing liabilities increased $28.7 million; however, related interest expense declined $504 thousand for the three-month period ended September 30, 2010 compared to the same period of 2009. Yields on interest-earning assets increased 17 basis points to 5.52%, while costs of interest-bearing liabilities declined 174 basis points to 1.39% when comparing the three-month period ended September 30, 2010 to the same period in 2009.

For the nine months ended September 30, 2010, net interest income was $5.9 million compared to $3.4 million for the nine months ended September 30, 2009. The increase is primarily due to the higher average volume of loans and securities, the accretion of fair value adjustments from acquisition accounting and lower costs of interest-bearing liabilities. Net interest margin increased 143 basis points to 4.14% for the nine-month period ended September 30, 2010 from 2.71% for the same period in 2009. Contributing to greater net interest margin was the accretion of fair value adjustments of acquired loans and deposits, greater average loan and securities balances, and decreases in the cost of interest-bearing liabilities. Average interest-earning assets and related interest income increased $25.7 million and $778 thousand, respectively, for the nine-month period ended September 30, 2010 compared to the same period of 2009. Average interest-bearing liabilities increased $5.7 million; however, related interest expense declined $1.8 million for the nine-month period ended September 30, 2010 compared to the same period of 2009. Yields on interest-bearing assets declined 19 basis points, while costs of interest-bearing liabilities declined 174 basis points to 1.43% when comparing the nine-month period ended September 30, 2010 to the same period in 2009.

The acquired loan portfolio was discounted to fair value (for expected credit losses and for interest rates) immediately following the merger. The total performing loan discount of $4.1 million is being recognized into interest income over the estimated remaining life of the loans. The performing loan discount accretion was $507 thousand and $996 thousand, respectively, for the three- and nine-month periods ended September 30, 2010. The acquired time deposits were also adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and is being amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense for the three- and nine-month periods ended September 30, 2010 of $270 thousand and $810 thousand, respectively.

The following tables provide a detailed analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates Three Months September 30, 2010
	(Successor)	(Predecessor)			(Successor)	(Predecessor)	2010 vs. 2009
	Average Balances at September 30[1]		Yield / Rate		Income / Expense [6], [7]		Increase	Change due to
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$235	$1,315	0.15%	0.30%	$—	$1	$(1)	$(0)	$(1)
Investments / Interest-earning deposits	82,956	46,277	2.59%	5.01%	537	580	(43)	(391)	348
Loans, net [2]	127,577	112,882	7.44%	5.55%	2,372	1,565	807	568	239

Total interest-earning assets	210,768	160,474	5.52%	5.35%	2,909	2,146	763	177	586

Noninterest-earning assets:
Cash and due from banks	3,035	4,072
Premises and fixed assets	6,808	5,390
Other assets	17,682	2,878
Allowance for loan losses	(687)	(2,419)

Total noninterest-earning assets	26,838	9,921

Total assets	$237,606	$170,395

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,672	$4,384	0.24%	0.18%	$3	$2	$1	$1	$1
Savings deposits	33,693	5,908	0.96%	0.54%	81	8	73	21	52
Time deposits	103,009	101,765	1.34%	3.59%	344	914	(570)	(577)	8
Federal funds purchased and borrowed funds	25,014	26,596	2.46%	2.44%	154	162	(8)	1	(10)

Total interest-bearing liabilities	167,388	138,653	1.39%	3.13%	582	1,086	(504)	(554)	51

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	16,524	14,187
Other liabilities	1,954	1,379

Total noninterest-bearing liabilities	18,478	15,566

Shareholders’ equity	51,740	16,176

Total liabilities and shareholders’ equity	$237,606	$170,395

Interest rate spread [3]			4.13%	2.22%

Net interest income [4]					$2,326	$1,060	$1,266	$729	$536

Net interest margin [5]			4.41%	2.64%

[1]	Average balances are computed on a daily basis.
[2]	Non-accrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
[4]	Net interest income is interest income less interest expense.
[5]	Net interest margin is net interest income expressed as a percentage of average earning assets.
[6]	Interest income on loans in 2010 includes $507 thousand in discount accretion related to the fair value adjustments related to the merger.
[7]	Interest expense on certificates of deposits in 2010 includes $270 thousand in discount accretion of the fair value adjustments related to the merger.

	Average Balances, Income and Expenses, Yields and Rates Nine Months September 30, 2010
	(Successor)	(Predecessor)			(Successor)	(Predecessor)	2010 vs. 2009
	Average Balances at September 30[1]		Yield / Rate		Income / Expense [6], [7]		Increase	Change due to
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$883	$1,444	0.11%	0.18%	$1	$2	$(1)	$(0)	$(0)
Investments / Interest-earning deposits	76,472	49,453	2.83%	5.08%	1,621	1,884	(263)	(354)	267
Loans, net [2]	113,627	114,412	6.95%	5.68%	5,920	4,878	1,042	362	(12)

Total interest-earning assets	190,982	165,309	5.27%	5.46%	7,542	6,764	778	8	255

Noninterest-earning assets:
Cash and due from banks	2,881	3,584
Premises and fixed assets	6,835	5,466
Other assets	18,310	2,416
Allowance for loan losses	(338)	(1,919)

Total noninterest-earning assets	27,688	9,547

Total assets	$218,670	$174,856

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,941	$4,442	0.20%	0.21%	$9	$7	$2	$(0)	$1
Savings deposits	19,805	5,768	0.92%	0.76%	137	33	104	5	29
Time deposits	96,543	105,576	1.38%	3.67%	1,002	2,907	(1,905)	(579)	(57)
Federal funds purchased and borrowed funds	26,878	27,654	2.27%	2.23%	457	463	(6)	3	(4)

Total interest-bearing liabilities	149,167	143,440	1.43%	3.17%	1,605	3,410	(1,805)	(571)	(31)

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	14,878	13,742
Other liabilities	1,977	1,183

Total noninterest-bearing liabilities	16,855	14,925

Shareholders’ equity	52,648	16,491

Total liabilities and shareholders’ equity	$218,670	$174,856

Interest rate spread [3]			3.83%	2.29%

Net interest income [4]					$5,937	$3,354	$2,583	$579	$286

Net interest margin [5]			4.14%	2.71%

[1]	Average balances are computed on a daily basis.
[2]	Non-accrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
[3]	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
[4]	Net interest income is interest income less interest expense.
[5]	Net interest margin is net interest income expressed as a percentage of average earning assets.
[6]	Interest income on loans in 2010 includes $996 thousand in discount accretion related to fair value adjustments related to the merger.
[7]	Interest expense on certificates of deposits in 2010 includes $810 thousand in discount accretion related to fair value adjustments related to the merger.

Noninterest Income

Noninterest income increased to $102 thousand for the three months ended September 30, 2010 from $91 thousand for the same period of 2009. The increase was primarily due to an increase in fees charged on noncustomer transactions.

Noninterest income decreased to $361 thousand for the nine months ended September 30, 2010 from $532 thousand for the same period of 2009. The decrease was primarily due to a decrease in gains on sales of investments.

Noninterest Expense

Noninterest expense of Xenith Bankshares is not directly comparable to that of First Bankshares as our strategy and corresponding expense structure is substantially different. Xenith Bankshares’ noninterest expenses are higher in several areas, including compensation and technology related to building a team and platform to support our growth strategy.

For the three months ended September 30, 2010, noninterest expense was $3.3 million compared to $1.7 million for the three months ended September 30, 2009. Greater noninterest expense was primarily comprised of higher compensation and benefits expense of $1.2 million, occupancy expenses of $199 thousand and technology expenses of $233 thousand. Additionally, bank franchise taxes and other insurance were collectively higher by $141 thousand. Partially offsetting these expenses were lower professional fees of $140 thousand due to merger-related costs incurred in 2009.

For the nine months ended September 30, 2010, noninterest expense was $10.0 million compared to $4.4 million for the nine months ended September 30, 2009. Greater noninterest expense was primarily comprised of higher compensation and benefits expense of $3.7 million, occupancy expenses of $594 thousand, and technology expenses of $861 thousand. Additionally, bank franchise taxes and other insurance were collectively higher by $384 thousand. Other noninterest expenses include $90 thousand of amortization expense related to core deposit intangibles. Partially offsetting these expenses were lower professional expenses of $345 thousand due to merger-related costs incurred in 2009.

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

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are recovered or settled. Deferred tax assets and liabilities are stated at tax rates expected to be in effect in the year(s) the differences reverse. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on our financial statements.

At September 30, 2010, net deferred tax assets are $6.2 million, for which a full valuation allowance is recorded, based on the fact that the Company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the Company generating sufficient future taxable income within the carryforward period which under current law is 20 years.

FINANCIAL CONDITION

Securities

The following tables present information about the securities portfolio as of the dates stated:

	September 30, 2010 (Successor)
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
Securities Available for Sale:
Mortgage-backed securities [1]
- Fixed rate	46,432,197	47,486,512	3.74 years	3.23%
- Variable rate	5,221,658	5,475,074	11.30 years	3.49%
Collateralized mortgage obligations [1]	8,164,014	8,490,313	2.50 years	2.98%
Trust preferred securities	2,255,251	2,233,000	6.41 years	7.51%

Total securities available for sale	$62,073,120	$63,684,899	4.32 years	3.37%

[1]	Weighted average life calculations are based on the current level of expected prepayments as of September 30, 2010

	December 31, 2009 (Successor)
	Book Value	Fair Value	Weighted Average Life	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$17,700,601	$17,810,442	13.07 years	5.16%
Mortgage-backed securities [1]
- Fixed rate	4,983,564	5,000,110	1.97 years	5.47%
- Variable rate	7,102,185	7,160,290	7.96 years	3.57%
Municipals
-Taxable	2,111,980	2,073,280	8.08 years	6.32%
-Tax exempt [2]	535,600	534,615	.92 years	5.64%
Trust preferred securities	4,262,500	4,268,000	17.16 years	7.44%

Total securities available for sale	$36,696,430	$36,846,737	10.71 years	5.25%

[1]	Weighted average life calculations are based on the current level of expected prepayments as of December 31, 2009
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis which converts the income on investments for which no income taxes were paid using the federal corporate income tax rate of 34%.

The reduction in the weighted average life of the securities portfolio from December 31, 2009 to September 30, 2010 was primarily due to securities redeemed during the period and reinvested at shorter durations and with lower yields.

The following tables present a maturity analysis of the securities portfolio as of the dates stated:

	September 30, 2010 (Successor)
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities Available for Sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	5,130,225	2.35%	42,356,288	3.34%	47,486,513	3.23%
- Variable rate	—	—	—	—	—	—	5,475,074	3.49%	5,475,074	3.49%
Collateralized Mortgage Obligations	—	—	—	—	—	—	8,490,313	2.98%	8,490,313	2.98%
Trust preferred securities	—	—	—	—	—	—	2,233,000	7.51%	2,233,000	7.51%

Total securities available for sale	$—	—	$—	—	$5,130,225	2.35%	$58,554,675	3.46%	$63,684,900	3.37%

	December 31, 2009 (Successor)
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities Available for Sale:
U.S. agencies	$—	—	$—	—	$—	—	$17,810,442	5.16%	$17,810,442	5.16%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	5,000,110	5.47%	5,000,110	5.47%
- Variable rate [1]	—	—	—	—	—	—	7,160,290	3.57%	7,160,290	3.57%
Municipals
- Taxable	—	—	—	—	2,073,280	6.32%	—	—	2,073,280	6.32%
- Tax exempt [2]	—	—	—	—	—	—	534,615	5.64%	534,615	5.64%
Trust preferred securities	—	—	—	—	—	—	4,268,000	7.44%	4,268,000	7.44%

Total securities available for sale	$—	—	$—	—	$2,073,280	6.32%	$34,773,457	5.25%	$36,846,737	5.25%

[1]	Includes $6,966,339 in variable rate mortgage-backed securities that reset within one to ten years.
[2]	Yields on tax exempt securities are calculated on a tax equivalent basis which converts the income on investments which no income taxes are paid using the federal corporate income tax rate of 34%.

Loans

The following table provides the maturity analysis of our loan portfolio as of the date stated based on whether loans are variable-rate or fixed-rate loans:

	September 30, 2010 (Successor)
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial real estate [1]	$21,626,838	$15,565,086	$1,324,325	$16,889,411	$5,875,437	$1,239,911	$7,115,348	$45,631,597
Commercial and industrial [2]	30,135,325	8,714,851	386,626	9,101,477	16,981,855	1,117,754	18,099,609	57,336,411
Residential real estate	6,720,550	6,413,507	1,414,451	7,827,958	4,400,248	5,717,345	10,117,593	24,666,101
Consumer [3]	3,364,228	41,356	—	41,356	1,296,421	25,734	1,322,155	4,727,739
Overdrafts	15,302	—	—	—	—	—	—	15,302

Total loans	$61,862,243	$30,734,800	$3,125,402	$33,860,202	$28,553,961	$8,100,744	$36,654,705	$132,377,150

[1]	Excludes $2,297,736 in non-accrual variable-rate loans and $1,628,346 in non-accrual fixed-rate loans.
[2]	Excludes $346,516 in non-accrual fixed-rate loans.
[3]	Excludes $8,577 in non-accrual fixed-rate loans.

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies and guidelines designed to control both the types and amounts of risks we take and to minimize losses. Such policies and guidelines include loan underwriting parameters, loan-to-value parameters, credit monitoring guidelines, adherence to regulations, and other prudent credit practices.

Loans secured by real estate comprised of 76% of the loan portfolio at September 30, 2010 and 88.5% at December 31, 2009. Residential real estate loans consist primarily of first and second mortgage loans on single family homes. Loan-to-value ratios for these loans are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and owner occupied commercial real estate loans depend primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Residential construction real estate loans generally consist of financing the construction of 1-4 family dwellings. As of September 30, 2010 and December 31, 2009, residential construction real estate loans totaled $1.3 million and $200 thousand, respectively.

Allowance for Loan Losses

Our allowance for loan losses consists of (1) a component for individual loan impairment recognized and measured pursuant to ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” (“Topic 310”), and (2) components of collective loan impairment recognized pursuant to Topic 450, “Accounting for Contingencies” (“Topic 450”). We maintain specific reserves for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

We determine the allowance for loan losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for varying types of loans that originate in our portfolio, as well as loss history from banks in Virginia and across the country. In evaluating our loan portfolio, we consider qualitative factors, including general economic conditions, nationally, regionally and in our target markets, and the values of collateral securing our loan portfolio. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses, which is reflected on the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against the allowance for loan losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan losses.

In assessing the adequacy of the allowance for loan losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on our assessment of the borrower’s financial capacity and the other is based on our assessment of the quality of our collateral. In addition to our assessment of risk ratings, we also considers internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio and changes to the Company’s policies and procedures, and external observable data such as industry and general economic trends.

Although we use various data and information sources to establish the Bank’s allowance for loan losses, future adjustments to the allowance for loan losses may be necessary if conditions, circumstances or events are substantially different from the assumptions used in making the assessments.

At December 22, 2009, prior to the merger, our allowance for loan losses was $6.7 million and reflected a provision expense of $5.5 million for the period January 1 through December 22, 2009. Immediately following the merger, the allowance for loan losses was reduced to $0 due to adjustments attributable to the acquisition method of accounting. For the three months and nine months ended September 30, 2010, we recorded provision expense of $740 thousand and $1.3 million, respectively. For the three and nine months ended September 30, 2009, we recorded a provision of $930 thousand and $1.6 million, respectively. Our allowance for loan losses as a percentage of total loans as of September 30, 2010 appears low (.90%), as the provision and related allowance is primarily for new loan production since December 31, 2009, plus negative changes in credit quality related to the purchased loan portfolio.

The following table presents the allowance for loan losses by loan type and the percent of loans in each category to total loans for the dates stated:

	September 30, 2010 (Successor)		December 31, 2009 (Successor)
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial real estate	$942,607	36.26%	$4,980,026	34.28%
Commercial and industrial	231,957	42.21%	1,245,830	42.59%
Residential real estate	44,291	18.05%	434,396	21.62%
Consumer	11,519	3.48%	39,748	1.51%

Total allowance for loan losses	1,230,374	100.00%	6,700,000	100.00%

Acquisition fair value adjustment	—		(6,700,000)

Total allowance for loan losses, net of adjustment	$1,230,374		$—

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. At September 30, 2010 and December 31, 2009, there were no loans 90 days past due with respect to principal and interest for which interest was accruing.

At September 30, 2010 and December 31, 2009, we had $332 thousand and $464 thousand, respectively, in other real estate owned (“OREO”) consisting of single family properties resulting from foreclosure. OREO asset valuations are evaluated at least quarterly, and any necessary write down to fair value is recorded as impairment.

The Company’s nonperforming assets were acquired in the merger, and their carrying values were adjusted to fair value, immediately following the merger, in applying the acquisition method of accounting.

The following table summarizes our nonperforming assets as of the dates stated:

	(Successor)	(Successor)
	September 30, 2010	December 31, 2009
Nonaccrual loans	$4,281,175	$4,129,581
Other real estate owned	331,981	463,700

Total nonperforming assets	$4,613,156	$4,593,281

Nonperforming assets as a percentage of total loans	3.38%	4.50%
Nonperforming assets as a percentage of total assets	1.89%	2.28%
Net charge-offs as a percentage of average loans	0.02%	N/A
Allowance for loan losses as a percentage of total loans	0.90%	N/A
Allowance for loan losses to non-accrual loans	28.74%	N/A

The allowance for loan losses excludes the discount recorded on the acquired loan portfolio.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits at September 30, 2010 totaled $165.9 million, compared to deposits of $114.1 million at December 31, 2009, an increase of 45%. Demand deposits increased $34.1 million, or approximately 150% over balances at December 31, 2009, and time deposits increased $17.6 million or approximately 20% over balances at December 31, 2009.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated:

	September 30, 2010 (Successor)		December 31, 2009 (Successor)
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$16,524,259		$14,032,483
Interest-bearing deposits:
Checking (NOW) accounts	5,672,353	0.24%	4,667,838	0.19%
Money market accounts	30,286,512	1.01%	2,295,349	0.52%
Savings accounts	3,406,196	0.50%	3,432,598	0.76%
Time deposits
Time deposits $100,000 or greater [1]	48,381,128	2.47%	23,023,613	3.82%
Time deposits less than $100,000	53,145,190	2.38%	78,406,806	3.47%
Time deposits valuation	1,482,435		52,570

Total time deposits	103,008,753	1.34%	101,482,989	3.55%

Total interest-bearing deposits	142,373,814	1.20%	111,878,774	3.26%

Total average deposits	$158,898,073	1.08%	$125,911,257	2.90%

[1]	Includes brokered deposits of $10.3 million at September 30, 2010.

The following table presents maturities of large denomination time deposits (equal or greater than $100,000) as of September 30, 2010 (Successor):

	Within 3 Months	3-6 Months [1]	6-12 Months	Over 12 Months [2]	Total	Percent of Total Deposits
Time deposits	$10,669,020	$7,902,592	$13,688,115	$18,613,473	$50,873,200	30.66%

[1]	Includes brokered deposits of $5.2 million.
[2]	Includes brokered deposits of $5.1 million.

Short-Term Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	September 30, 2010 (Successor)				December 31, 2009 (Successor)
	Quarter End Balance	High Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	High Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	10,543	1.89%	$1,552,000	$2,526,000	$518,841	0.79%
Other borrowings	—	—	—	—	4,700,000	12,000,000	3,472,329	0.53%

Total short-term borrowings	$—	$—	10,543	1.89%	$6,252,000	$14,526,000	$3,991,170	0.57%

LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period ended September 30, 2010, cash and cash equivalents decreased $18.2 million compared to a decrease of $2.4 million in the same period of 2009. Net cash used in operating activities was $5.1 million for the nine-month period ended September 30, 2010 compared to a use of $18 thousand for the same period in 2009. This increased use of cash in 2010 was primarily due to a higher net loss. Net cash used in investing activities was $59.4 million for the nine-month period ended September 30, 2010 compared to net cash provided by investing activities of $14.2 million for the same period in 2009. Greater use of cash resulted from an increase in net loans of $33.7 million in 2010 compared to a decrease in net loans of $3.8 million in 2009. Additionally, higher investments in securities of $60.4 million partially offset by a $24.7 million increase in proceeds from maturities and calls of securities contributed to the greater use of cash. Net cash provided by financing activities in the nine-month period ended September 30, 2010 was $46.3 million compared to net cash used in financing activities of $16.6 million for the same period of 2009. Net cash from deposit growth was $52.6 million in the nine-month period ended September 30, 2010, whereas deposits decreased $11.1 million in the same period of 2009.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses, increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of business and industry, competition, and our overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities in the available-for-sale portfolio. We also have access to a credit line from our primary correspondent bank in the amount of $5.0 million. This line is for short-term liquidity needs and is subject to the prevailing Federal Funds interest rate.

In addition, we have a secured borrowing facility with the Federal Home Loan Bank. The total credit availability is equal to 30% of our total assets. As of September 30, 2010, our total credit availability was $43.2 million, based our June 30, 2010 based on our June 30, 2010 balance sheet. Under this facility, we have two terms loans outstanding. One loan is for $20 million and was originated on January 25, 2008 at a rate of 2.5% with maturity of January 25, 2013. The second loan is for $5 million and was originated March 4, 2009 at a fixed rate of 2.07% and matures March 4, 2011. Neither loan amortizes. Together, these facilities have a weighted average interest rate of 2.41%.

In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, for the foreseeable future.

Subsequent to September 30, 2010, we were extended an accommodation by a national bank to borrow federal funds up to $5.0 million on an unsecured basis. The accommodation is not a confirmed line or loan and terminates on January 31, 2011, if not cancelled earlier. Borrowings under this arrangement bear interest at the prevailing federal funds rate. There have been no borrowings under this accommodation.

Capital Adequacy

Capital management in a regulated financial services industry must properly balance return on equity to shareholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Our capital management strategies have been developed to maintain our “well-capitalized” position.

We are subject to various regulatory capital requirements administered by federal and other bank regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on us and our financial performance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of September 30, 2010, we had met all minimum capital adequacy requirements to which we are subject and are categorized as “well- capitalized”. Since September 30, 2010, there are no conditions or events that management believes have changed our status as “well-capitalized”.

The following tables show Tier 1 and Tier 2 capital ratios and the minimum capital ratios required by our regulators.

(In thousands)	September 30, 2010 (Successor)
Tier 1 capital:
Common stock	$5,847
Additional paid-in capital	57,794
Retained earnings	(14,450)
Accumulated other comprehensive income	1,612

Total bank equity capital	50,803
Net unrealized gain on available-for-sale securities	(1,612)
Disallowed goodwill and other disallowed intangible assets	(14,139)
Total Tier 1 capital	$35,052

Tier 2 capital:
Allowance for loan losses [1]	$1,230

Total risk-based capital	$36,282

Average total assets	$236,434

Risk-weighted assets	$148,387

[1]	Allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-weighted assets.

	(Successor)	Regulatory Minimum	Well Capitalized
	September 30, 2010
Tier 1 leverage ratio	15.77%	4.00%	> 5.00%

Tier 1 risk-based capital ratio	23.62%	4.00%	> 6.00%

Total risk-based capital ratio	24.45%	8.00%	> 10.00%

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking, because as a financial institution, we derive a significant amount of our operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are invested into interest-earning assets (loans, investments, etc.) at various terms and rates.

Interest rate risk is the exposure to fluctuations in future earnings (earnings at risk) and value (market value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that re-price within a specific time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The balance sheet may be asset or liability sensitive at a given time. We intend to manage the Bank’s asset or liability sensitivity to optimize earnings, to minimize interest rate risk and to preserve capital within policy limits.

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

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. The Bank uses a simulation model to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, the Bank can position itself to take advantage of anticipated interest rate movements by understanding the dynamic nature of its balance sheet components. Management evaluates the Bank’s balance sheet components (securities, loan and deposit portfolios) to manage the Bank’s interest rate risk position.

A negative interest-sensitive gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “horizon”. The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have a negative effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Amounts of fixed-rate loans are reflected at the earlier of their contractual maturity date. Time deposits are reflected at the deposits’ maturity dates. Borrowed funds are reflected in the earliest contractual re-pricing interval due to the immediately available nature of these funds. Interest-bearing liabilities, with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest re-pricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a 30-day or shorter period. Fixed-rate time deposits and advances are reflected at their contractual maturity dates, whereas variable-rate advances are reflected at the earliest re-pricing interval since they were borrowed under the daily rate credit option and re-price daily.

The following table, “Gap Report”, indicates that, on a cumulative basis through the next 12 months, interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position at September 30, 2010 of $20.2 million. This net asset-sensitive position was a result of $110.3 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $90.1 million in interest rate-sensitive liabilities being available for re-pricing during the next 12 months. Our gap position at September 30, 2010 is considered by management to be favorable in a flat to increasing interest rate environment.

Gap Report

September 30, 2010 (Successor)

(in thousands)

	0-180 Days	181-360 Days	1-3 Years	Over 3 Years	TOTAL
ASSETS:
Cash and due from banks	$584	$—	$—	$—	17,034
U.S. agencies	—	—	—	—	—
Mortgage-backed securities	3,043	2,821	8,176	45,777	59,817
Municipals	—	—	—	—	—
Preferred securities	2,225	—	—	—	2,255
Unrealized gains/losses	—	—	—	—	1,612
Other investments	54	—	—	3,246	3,300
Commercial loans
- Real estate	46,459	—	200	—	46,659
- Other	31,750	7,806	12,054	6,498	58,108
Real estate loans	9,809	2,272	2,940	10,345	25,366
Consumer loans	3,366	176	535	223	4,300
Other loans	—	—	—	—	(3,081)
Allowance for loan losses	—	—	—	—	(4,881)
Nonaccrual loans	—	—	—	—	8,959
Premises and fixed assets	—	—	—	—	6,659
Intangibles	—	—	—	—	14,139
Other real estate owned	—	—	—	—	332
Other assets	—	—	—	—	3,233

TOTAL ASSETS	$97,290	$13,075	$23,905	$66,089	$243,811

LIABILITIES & CAPITAL:
Demand and money market	$8,138	$8,137	$18,353	$3,228	$56,439
Savings	802	802	1,737	—	3,341
Time deposits > 100K	18,392	13,508	14,206	4,327	50,874
Time deposits < 100K	21,392	13,958	13,523	5,504	55,258
Federal funds purchased	—	—	—	—	—
Other borrowings	5,000	—	20,000	—	25,000
Other liabilities	—	—	—	—	2,096
Shareholders’ equity	—	—	—	—	50,803

TOTAL LIABILITIES & CAPITAL	$53,724	$36,405	$67,819	$13,059	$243,811

DISCRETE:
GAP	43,560	(23,332)	(43,915)	53,029

CUMULATIVE:
GAP	43,560	20,228	(23,687)	29,342

Commitments and Contingencies

In the normal course of business, we have commitments under credit agreements to lend to customers as long as there is no material violations of any condition established in the contracts. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Additionally, we issue letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the date stated:

Outstanding Loan Commitments

(Successor)
September 30, 2010
Construction loans
- Residential	$523,080
- Commercial	2,903,563
Commercial lines of credit	8,971,697
Home equity lines of credit	5,785,207
Consumer and overdraft protection	448,727
Letters of credit	175,032

Total commitments	$18,807,306

The following table presents the current minimum annual commitments under non-cancelable leases in effect at September 30, 2010 for the dates stated:

Minimum Lease Commitments

As of September 30, 2010

Period	(Successor) Commitment

Remainder of 2010	$215,790
2011	875,985
2012	893,742
2013	911,913
2014	332,248

Total lease commitments	$3,229,678

Critical Accounting Policies

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations.

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that its single most critical accounting policy relates to the allowance for loan losses, which reflects the estimated losses resulting from the inability of borrowers to make required loan payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion under “— Allowance for Loan Losses” above.

Our critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2009 Form 10-K. Since December 31, 2009, there have been no changes in these policies that have had a material impact on our results of operations or financial condition.

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q are “forward-looking statements”. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our plans, objectives and goals, future events or results, our competitive strengths and business strategies, and the trends in our industry are forward-looking statements. The words “believe,” “will,” “may,” “could,” “estimate,” “project,” “predict,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed, or implied by, in the forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in Part I, Item 1A in the Annual Report and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•

the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	our dependence on limited markets in and around Virginia;

•	our limited operating history;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	the adequacy of our cash reserves and liquidity;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the Securities and Exchange Commission (“the SEC”).

As a result of these factors, among others, the future events or results that are the subject of our beliefs, assumptions and expectations expressed in, or implied by, our forward-looking statements in this Form 10-Q may not be achieved in any specified time frame, or at all, which could be material. Accordingly and as noted above, you should not place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or the persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by applicable law or regulations, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statement.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

XENITH BANKSHARES INC.

Date: November 15, 2010	/s/ T. Gaylon Layfield, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	/s/ Thomas. W. Osgood
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)