Form 10-K
period 2010-12-31
Xenith Bankshares, Inc.
filed 2011-02-25
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2010: $15,224,859.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of February 14, 2011: 5,846,928 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2011 are incorporated by reference in Part III of this report.

XENITH BANKSHARES, INC. AND SUBSIDIARY

2010 ANNUAL REPORT ON FORM 10-K

Item 1—Business

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are focused geographically on the Washington, DC-MD-VA-WV, Richmond-Petersburg, VA, and the Norfolk-Virginia Beach-Newport News, VA-NC metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its five branches, with one branch located in Tysons Corner, Virginia, one branch located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger (discussed below) of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary, SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk in 2003 under the name of SuffolkFirst Bank, and the Bank currently operates its three Suffolk branches under that trade name.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We also offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet banking and bill pay service. We do not engage in any activities other than banking activities.

Unless the context requires otherwise or unless otherwise noted:

•	all references to “Xenith Bankshares,” “our company,” “we,” “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively;

•	all references to the “Bank” are to Xenith Bank, a wholly-owned subsidiary of Xenith Bankshares;

•	all references to “the merger” are to the merger of Xenith Corporation with and into First Bankshares, which was effective on December 22, 2009;

•

all references to “First Bankshares” are to First Bankshares, Inc., the surviving corporation in the merger with Xenith Corporation, which amended its articles of incorporation in connection with the merger to change its name to Xenith Bankshares, Inc.;

•	all references to “Xenith Corporation” are to Xenith Corporation, which was merged with and into First Bankshares in the merger;

•

all references to “SuffolkFirst Bank” are to SuffolkFirst Bank, a wholly-owned subsidiary of First Bankshares, which amended its articles of incorporation in connection with the merger to change its name to Xenith Bank; and

•	all references to “BankCap Partners” are to BankCap Partners Fund I, L.P., BCP Fund I Virginia Holdings, LLC, BankCap Partners GP, L.P. and BankCap Equity Fund, LLC, collectively.

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an agreement of merger and related plan of merger, dated as of May 12, 2009, as amended, collectively referred to as the merger agreement. At the effective time of the merger, First Bankshares amended its amended and restated articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank. Xenith Bank currently operates under the trade name SuffolkFirst Bank at its locations in Suffolk.

Under the terms of the merger agreement, First Bankshares shareholders were entitled to elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share for some or all of their shares of First Bankshares common stock, subject to proration in the event the aggregate cash elections exceeded 569,074 shares (or 25% of shares outstanding immediately prior to the effective time of the merger). As of 5:00 p.m., Eastern Time, on October 15, 2009, the deadline for First Bankshares shareholders to elect to receive cash for some or all of their shares of First Bankshares common stock, First Bankshares had received aggregate cash elections with respect to 1,165,311 shares of First Bankshares common stock, representing approximately 51.2% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the merger.

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

Under the terms of the merger agreement, each share of Xenith Corporation common stock outstanding immediately prior to the effective time of the merger was cancelled and converted automatically into the right to receive 0.8700 share of Xenith Bankshares common stock. Based on this exchange ratio, an aggregate of 4,139,704 shares of Xenith Bankshares common stock were issued to the former shareholders of Xenith Corporation in exchange for their shares of Xenith Corporation common stock with fractional shares being cashed out in the merger.

Options to purchase shares of First Bankshares common stock outstanding at the effective time of the merger remain outstanding as options to purchase 94,493 shares of Xenith Bankshares common stock at a weighted average exercise price of $7.81 per share. An aggregate of 906,000 options and warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the merger were converted into an aggregate of 788,220 options and warrants to purchase shares of Xenith Bankshares common stock based on the exchange ratio set forth in the merger agreement at an exercise price of $11.49 per share.

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

Competition

While our banking model has been implemented in other parts of the United States, the model is new in Virginia. The Virginia banking landscape is quite fragmented with many small banks having very little market share for deposits and profitable banking relationships, while the large out of state national and super-regional banks control the majority of deposits and profitable banking relationships.

Competition among financial institutions is based on many factors. We believe the most important factors that determine success are the quality and experience of bankers and their banking relationships with customers. Other factors include the quality of services and products offered, interest rates offered on deposit accounts, interest rates charged on loans, service charges and, in the case of loans to larger commercial borrowers, applicable lending capacity. There are banks with which we compete that have greater financial resources, access to capital and lending capacity, and offer a wider range of deposit and lending instruments than we do.

Our key competitive advantage lies in our ability to target, underwrite and manage commercial and industrial and commercial real estate loans. While these skill sets exist at some of the large banks, they generally do not exist at community banks. Our management team and bankers have spent their entire careers working with middle-market and small business management teams on their business and strategic plans and providing financing to these businesses in a broad array of industries. Our bankers are skilled salespeople and consultants, with well-honed credit skills, that allow them to work side by side with customers and prospects to determine how and under what conditions we provide financing and other banking services to serve their needs.

Products and Services

We offer a range of sophisticated and competitively priced banking products and services, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market accounts, savings accounts, as well as time deposits. We offer secured and unsecured commercial and industrial loans, commercial real estate loans (including construction and land development loans), residential real estate loans, consumer loans and other products. We further offer comprehensive internet banking services. We are a member of the START™ and PLUS™ automated teller, or ATM, networks which provide customers with access to ATMs worldwide.

We offer a high level of personalized service to our customers through our relationship managers and branch personnel. We believe that a banking relationship that includes multiple services, such as loan and deposit services, is the key to profitable and long-lasting customer relationships and that our local focus and local decision making provide us with a competitive advantage over banks that do not have these attributes.

Deposits and Treasury Management Services

To maintain existing deposits and attract new deposits, we offer a broad product line and competitive rates and services. We expect to continue to obtain deposits through a variety of means, including effectively leveraging our branch system and solicitation by our bankers.

In addition, we view treasury management capabilities as key to our middle market business and other target customers and an important factor in building core deposits. We have dedicated treasury sales personnel who are exclusively focused on providing sophisticated cash management services and products to customers such as online banking, ACH and wires services, as well as debit block, positive pay, reverse positive pay and fraud protection. In addition to these services, we also offer remote deposit capture, direct deposit and merchant services. Our technology platform is designed and well-suited to supporting these services and products on a greater scale.

Types of Lending Products

We offer a full range of lending products to commercial and industrial, commercial real estate, private banking and select retail market clients. Fundamental to our business is to have skilled bankers building full banking relationships with high quality customers. We believe that there is no substitute for knowing and understanding your customer when seeking attractive risk-adjusted returns in the extension of credit. We plan to continue to evaluate and adapt our services and product offerings as our customer base grows and the needs of the marketplace evolve.

Our categories of loans include commercial and industrial loans, real estate loans, including commercial income-producing real estate loans, construction and development loans, residential real estate loans and consumer loans. These loan categories have been selected because we believe our target customers often have credit needs that community banks cannot meet, and they seek a relationship-oriented banking experience that is increasingly difficult for customers to find in large banks.

Commercial and Industrial Loans. Our commercial borrowers are primarily small to middle market businesses engaged in a broad spectrum of businesses. Commercial and industrial loans can be a source of working capital or used to finance the purchase of equipment or to complete an acquisition. The terms of these loans vary by purpose and by type of underlying collateral, if any. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable and inventory with the personal guarantees of the principals of the business. In some cases, we use an independent third party to assess and recommend appropriate advance rates (i.e., how much we will lend) based on the liquidation value of collateral. Additionally, we may use third-party monitoring of advance rates in some cases. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance ratios that we believe are appropriate for the equipment type.

Real Estate Loans. We make commercial real estate loans, construction and land development loans, and residential real estate loans.

We make commercial real estate loans, or CRE loans, on income-producing properties. The primary collateral for CRE loans is a first lien mortgage on multi-family, office, warehouse, hotel or retail property plus assignments of all leases related to the properties. Our CRE loans generally have maturity dates that do not exceed five years, with amortization schedules of 15 to 25 years, with both floating and fixed rates of interest. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our target markets and obtaining financial statements or tax returns or both from borrowers and guarantors at regular intervals. It is also our policy to obtain personal guarantees from the principals of the borrowers. Exceptions to our policy occur only rarely.

We also make construction and land development loans generally to local builders, developers or persons who will ultimately not occupy the property being developed. We have no loans to national developers. Our construction and land development loans are intended to provide interim financing on the property and the principal amounts are based on percentages of the cost or as-completed appraised value of the property securing the loans. Additionally, when underwriting the loan, we consider the operating performance, liquidity, financial condition and the reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. Construction and land development loan funds are disbursed periodically at pre-specified stages of completion of construction. We carefully monitor these loans with on-site inspections and by closely monitoring disbursements.

CRE loans are secured by business and commercial properties. Typically our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well.

Our lending activities include the origination of first and second lien loans, including home equity line of credit loans, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers would primarily include branch and private banking customers. Typically our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well.

Consumer Loans. Consumer loans largely include automobile loans in our target markets, and loans to our branch customers and private banking clients for consumer or business purposes.

The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s business or industry segment. Attributes of the relevant business market or industry segment include the competitive environment, customer and supplier power, threat of substitutes and barriers to entry and exit. We believe ultimately the quality of the commercial borrower’s management is the most important factor driving creditworthiness. Management’s ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes, among other abilities, are significant factors that determine a commercial borrower’s creditworthiness. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Our credit policy also provides detailed procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the credit worthiness of loans to individuals.

Credit Policies and Administration

We seek to maintain a high quality loan portfolio as an essential part of our business strategy. We follow a specific set of credit standards appropriate to each loan type in order to properly assess, price and manage credit risk. These standards are detailed in our credit policy. Depending on the materiality of the exception and the amount of the loan commitment, exceptions to these standards may occur only with approval from our President and Chief Executive Officer, our Chief Credit Officer, our management credit committee (which is comprised of our President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Lending Officer and Executive Vice President for Private Banking), or the credit policy committee of our board of directors.

Loan Origination Procedure and Approval. Loan originations follow a process requiring a comprehensive evaluation of credit risk. This process includes a thorough evaluation of the borrower, collateral, and any guarantor support, covenant structure, monitoring plan and pricing. Our bankers and credit analysts originating the loan are responsible for preparing a thorough credit analysis covering these matters, including the preliminary assignment of the credit risks and collateral ratings. Our new and renewed loans are approved either by (1) certain officers with approval authority, (2) our management credit committee, or (3) the credit policy committee of our board of directors. Our management credit committee approves the vast majority of loans. Credit approval is required by the credit policy committee of our board of directors for certain policy exceptions.

Credit Risk Ratings. A key element of our credit policies and administration is our credit risk rating system. All significant commercial credit exposures carry risk ratings that are intended to convey accurately the current level of risk associated with the credit. We employ a dual rating system, the numbers 1-10 for the obligor, and the letters A-D for the collateral. The obligor rating is based on our assessment of the borrower’s probability of default while the collateral rating is our assessment of the probability of loss in the event of default.

Our obligor rating is used to describe the likelihood of a default by the borrower. The obligor rating scale is a 1-10 scale with a rating of 1 representing likelihood of default similar to that of the U.S. government. A rating of 10 represents a transaction where either a loss has already occurred or is anticipated in the near future and is able to be estimated. The obligor rating is determined through thorough credit analysis and is the responsibility of the banker and credit risk officer responsible for the credit relationship.

Collateral ratings are recommended by the banker in concert with the credit risk officer as a part of their credit analysis while underwriting a transaction or performing ongoing monitoring of an account. There are four letter grades (A through D) used to describe the value to the bank that the collateral package represents in a default scenario. It is the responsibility of the banker and credit risk officer to ensure that our risk ratings are accurate and changed in a timely fashion.

Asset and Liability Management

Our asset and liability management is governed by an asset and liability management policy, or ALCO policy. Our ALCO policy defines and coordinates each of the financial management functions, including (1) overall asset/liability management and strategy, (2) interest rate risk management, (3) liquidity management, and (4) investment policy. The ALCO management committee addresses the day-to-day management of the assets and liabilities in the Bank and is responsible for actively monitoring interest rate risk exposure.

We evaluate the impact to our earnings and market value of equity based on changes in interest rates in both extreme and steadily increasing interest rate scenarios. We evaluate the effect of a change in interest rates of +/- 100 basis points (bps), +/- 200bps, +/-300 bps, and +/- 400 bps on both net interest income and its impact on the market value of equity. These impacts are measured relative to policy limits as defined in the ALCO policy. With respect to net interest income, our maximum policy limit is a negative change of 25% and the maximum policy limit for market value of equity is negative 30%. As of December 31, 2010, we were within all applicable policy limits.

The objective of our liquidity management is to ensure that we always maintain sufficient liquidity to address deposit fluctuations, loan demand changes and debt service requirements, and we track cash inflows and outflows intraday. In addition to the day-to-day management of liquidity, we have also developed a contingency liquidity funding plan that addresses the actions we would take in the event of low to severe liquidity stresses. These action plans detail the conditions and potential causes of the liquidity problems as well as key action plans for reducing the stress, including the assignment of responsibilities to key personnel.

Our ALCO policy includes our investment policy and addresses permitted investments, safekeeping and accounting classifications. Our investment portfolio serves as both a primary and secondary source of liquidity, and it contributes to net interest margin.

Supervision and Regulation

General

Xenith Bank is a Virginia state-chartered member bank regulated by the Federal Reserve, and the Bureau of Financial Institutions of the Virginia State Corporation Commission, or the Bureau of Financial Institutions. The Bank operates as a subsidiary under Xenith Bankshares, a one bank holding company. The Bank’s deposits are insured by the FDIC to the furthest extent permitted by law. Xenith Bankshares and the Bank are required by the Federal Reserve and the Bureau of Financial Institutions to file semi-annual and quarterly financial reports, respectively, on their respective financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic onsite and offsite examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, the deposit insurance funds and the banking system as a whole and are not intended to protect our various shareholders and other creditors. Additionally, we must bear the cost of compliance with reporting and other regulations; this cost can be significant and could affect our financial performance.

The Federal Reserve, Bureau of Financial Institutions and FDIC have the authority and responsibility to ensure that financial institutions are managed in a safe and sound manner and to prevent the continuation of unsafe and unsound activities. Additionally, they must generally approve significant business activities undertaken by financial institutions. Typical examples of such activities requiring approval include branch locations, mergers, capital transactions and major organizational structure changes. Obtaining regulatory approval for these types of activities can be time consuming and expensive and ultimately might not be successful.

Insurance of Accounts and Regulatory Assessments

The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC, or DIF, up to the maximum legal limits of the FDIC and are subject to regulation, supervision and regular examination by the Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices.

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating, or CAMELS rating. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category, or Risk Category 1 institutions, ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt, and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. The special assessment was collected by the FDIC on September 30, 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid approximately $1.019 million in prepaid risk-based assessments, which is being expensed over the applicable period. The portion to be expensed in future periods is included in other assets on our consolidated balance sheets.

The Bank also bears assessments related to outstanding Financing Corporation, or FICO, bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, the sole purpose of which was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The current annualized assessment rate is 1.14 basis points, or approximately 0.285 basis points per quarter. These assessments will continue until the FICO bonds mature in 2019.

The enactment of Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. In addition, on May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which extends the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. This extension of the temporary $250,000 coverage limit became permanent under the Dodd-Frank Wall Street Reform and Consumer Protection

Act of 2010, or the Dodd-Frank Act. The Dodd-Frank Act also changes the basis for deposit assessments from an assessment based on deposits to one based on assets. The assessment base will be calculated based on the average consolidated total assets of the financial institution minus its tangible equity. In addition, the Dodd-Frank Act increases the minimum reserve ratio of the DIF, but the burden of the increase will be on institutions with total assets in excess of $10 billion.

Under the Federal Deposit Insurance Act, or FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Bank Capital Adequacy Guidelines

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we are generally required to maintain a minimum “total risk-based capital ratio” of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of total capital (4%) must be composed of “Tier 1 capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock less certain intangibles. The remainder may consist of “Tier 2 capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and the allowance for loan and lease losses, subject to certain adjustments. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities to 100% for the bulk of assets that are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial and industrial loans, and consumer loans. Residential first mortgage loans on one- to four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. We are also generally required to maintain a minimum “Tier 1 risk-based capital ratio” of Tier 1 capital to risk-weighted assets.

In addition to the risk-based capital requirements, the Federal Reserve has established a minimum 4.0% “Tier 1 leverage ratio” requirement (i.e., Tier 1 capital to average total consolidated assets).

The highest rated banks are those that have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings; and that, in general, are considered a strong banking organization. A bank having less than the minimum Tier 1 leverage ratio requirement is required, within 60 days of the date as of which it fails to comply with such requirement, to submit a reasonable plan describing the means and timing by which it will achieve its minimum Tier 1 leverage ratio requirements. A bank that fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order. Any insured depository institution with a Tier 1 leverage ratio that is less than 2.0% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, provided it has entered into and is in compliance with a written agreement to increase its Tier 1 leverage ratio and to take such other action as may be necessary to operate in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of December 31, 2010, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well-capitalized.” Since December 31, 2010, there are no conditions or events that our management believes have changed our status as “well-capitalized.” For additional information regarding our capital ratios, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Adequacy.”

Bank Holding Company Regulation

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries. Currently, BankCap Partners is deemed a bank holding company for Atlantic Capital Bank and the Bank. The position of BankCap Partners as a source of strength to other depository institutions may limit its ability to serve as a source of strength for the Bank and could adversely affect the Bank’s ability to access resources of BankCap Partners. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary, if the agency determines that divestiture may aid the depository institution’s financial condition.

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the Federal Deposit Insurance Corporation Act of 1991 requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to Atlantic Capital Bank or any other financial institution for which BankCap Partners is deemed to be a bank holding company. Atlantic Capital Bank is a Georgia state non-member bank headquartered in Atlanta, Georgia that was founded in 2007. Atlantic Capital Bank operates as a full-service, locally managed commercial bank that specifically targets the financial needs of middle market corporations, emerging growth companies, real estate developers and investors, and the principals of these companies, as well as affluent families. Atlantic Capital Bank’s primary geographic market is Metropolitan Atlanta, the state of Georgia, and the southeastern United States.

Atlantic Capital Bank’s common stock is not registered under the Exchange Act and, as a result, Atlantic Capital Bank does not file annual, quarterly and current reports, proxy statements or other information with the SEC. Financial and regulatory information about Atlantic Capital Bank is included, among other information, in publicly available Reports of Condition and Income (also known as “call reports”) filed by Atlantic Capital Bank with the FDIC, which reports are not incorporated by reference herein. We note that we have not been, and in the future will not be, involved in the preparation and filing of Atlantic Capital Bank’s call reports or the conduct of its business.

Prompt Corrective Action

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Basel III

On December 17, 2009, the Basel Committee, proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 capital and Tier 2 capital applicable to Basel III.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. In December 2010, the Basel Committee issued final rules on the Basel III framework, which sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards. The various requirements will be phased in gradually, and should be implemented in their final form by 2019.

Dodd-Frank Act

The Dodd-Frank Act was signed by President Obama in July 2010. The Dodd-Frank Act will result in a major overhaul of the current financial institution regulatory system. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in the applicable sections of this “Supervision and Regulation” section. Among other things, the Dodd-Frank Act establishes a new, independent

Consumer Financial Protection Bureau tasked with protecting American consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also creates the Financial Stability Oversight Council, which would focus on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council would, among other tasks, make recommendations for increasingly strict rules for capital, leverage, and other requirements as a company’s size and complexity increased. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which would prohibit, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limit the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve Board.

The Dodd-Frank Act includes savings associations and industrial loan companies, as well as banks, in the nationwide deposit limitation. Thus, no acquisition of any financial institution, not just a commercial bank, can be approved if the effect of the acquisition would be to increase the acquirer’s nationwide deposits to more than 10% of all deposits. The Dodd-Frank Act also requires fees charged for debit card transactions to be both “reasonable and proportional” to the cost incurred by the card issuer.

Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. In February 2011, federal banking and securities regulators released proposed regulations that set forth standards for incentive-based compensation that prohibit compensation considered to be excessive or encourage risk that could result in a material financial loss. While the proposed regulation applies only to “covered financial institutions,” meaning those institutions with $1 billion or more in assets, the proposal rests on principles set forth in the Dodd-Frank Act and the Interagency Guidance on Sound Incentive Compensation Policies. Accordingly, we anticipate that federal banking regulators will apply certain of those standards to all financial institutions in determining whether they are in compliance with the Guidance on Sound Incentive Compensation Policies, so that, together with the Dodd-Frank Act and the recent guidance, the proposed rules may impact the current compensation policies at the Bank.

Senator Collins proposed an amendment that was incorporated into the Dodd-Frank Act requiring bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier 2 capital (with an exception for certain small bank holding companies). Bank holding companies with $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will share in the requirement by deducting one-third of TRUPs a year for the following three years from Tier 1 capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely. In addition, the Dodd-Frank Act codified the Federal Reserve’s Source-of-Strength Policy Statement.

We anticipate that the requirements of the Dodd-Frank Act will be implemented over time and will be subject to regulatory rule-making and implementation over the course of several years. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry in general, we believe that the Dodd-Frank Act and the regulation promulgation thereunder may impose additional administrative obligations that will obligate us to incur additional expenses.

Small Business Lending Fund

The Small Business Jobs and Credit Act of 2010 created a $30 billion small business lending fund to invest capital into community banking organizations. Through the fund, the U.S. Treasury will invest in financial institutions through the purchase of senior preferred stock or indebtedness. The U.S. Treasury can invest up to 5% of risk-weighted assets for financial institutions with $1 billion of total assets or less as of December 31, 2009, or up to 3% of risk-weighted assets for financial institutions with more than $1 billion, but less than $10 billion, in total assets on that date. Participants must develop a small business lending plan. The plan must describe how the applicant’s business strategy and operating goals allow it to address needs of small businesses in the areas it serves, as well as plan to provide linguistically and culturally appropriate outreach, where appropriate to certain groups.

The starting point for dividend rates on the senior preferred stock issued by participants to the U.S. Treasury will be 5% for C corporations. Financial institutions can “buy down” the rate to as low as 1% by increasing the level of small business loans. The increase will be measured based on the increase over a “baseline level,” which is generally the average amount of small business lending reported by that institution in its call report for the four full quarters immediately preceding the date of enactment of the Small Business Jobs and Credit Act less (a) net loan charge-offs with respect to small business lending and (b) gains realized from mergers, acquisitions or purchases of loans after origination. For every 2.5% by which the amount of small business lending has increased, the dividend or interest rate on senior preferred stock will be reduced by 1%. If, however, small business lending has remained the same or decreased relative to the baseline level in the eighth quarter, the rate the participant would pay would increase to 7% beginning in the tenth quarter and continuing until the end of the four-and-a-half year period from initial funding. After the four-and-a-half-year period from initial funding, the rate will increase to 9% until the senior preferred stock issued to the U.S. Treasury is redeemed.

We have applied to participate in the small business lending fund, for which the application deadline is March 31, 2011. We do not know when the U.S. Treasury will make a decision on our application or whether we will be accepted to participate. In addition, we do not know that we will elect to participate if accepted by the U.S. Treasury. If we are accepted and elect to participate in the small business lending fund, the senior preferred stock issued to the U.S. Treasury would be senior to our common stock. We will also have to comply with the reporting requirements of the fund in order for the U.S. Treasury to assess whether we are complying with the requirements of the fund and to determine the dividend rates on the preferred stock issued under the fund.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act, or the GLB Act, implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLB Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

To be eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act of 1977 (See “—Community Reinvestment Act” below). In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. The Dodd-Frank Act amended this provision to require that financial holding companies also be well-capitalized and well-managed.

Although the GLB Act is considered one of the most significant banking laws since Depression-era statutes were enacted, the GLB Act has not, and we do not expect that the GLB Act will in the future, materially affect our products, services or other business activities, nor do we believe that the GLB Act will have a material adverse impact on our operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation and greater competition.

Payment of Cash Dividends

Xenith Bankshares is a legal entity, separate and distinct from Xenith Bank. Both Xenith Bankshares and Xenith Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Xenith Bankshares is incorporated under the Virginia Stock Corporation Act, which has restrictions prohibiting the payment of dividends if, after giving effect to the dividend payment, Xenith Bankshares would not be able to pay its debts as they become due in the usual course of business, or if Xenith Bankshares’ total assets would be less than the sum of its total liabilities plus the amount that would be required, if Xenith Bankshares were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Xenith Bankshares generally should not maintain a rate of distributions to shareholders unless our net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 4, 2009 and revised March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends, if: (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In particular, under the current supervisory practices of the Federal Reserve Board, prior approval from the Federal Reserve Board and a supermajority of the Bank’s shareholders is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

Under Virginia law, no dividend may be declared or paid out of a bank’s paid-in capital. Xenith Bankshares may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Our policy on loans to insiders establishes a maximum amount, which includes all other outstanding loans to such persons, as to which prior board of directors approval is required, of the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Restrictions on Transactions with Affiliates

The Bank is subject to the provisions of Section 23A of the Federal Reserve Act with respect to affiliates, including Xenith Bankshares. These provisions place limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	assets that the Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	the Bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions are limited in amount, as to any one affiliate, to 10% of capital and surplus and, as to all affiliates combined, to 20% of capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with non-affiliated companies. The Dodd-Frank Act expanded the scope of Section 23A, and going forward, will include investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.

Certain Acquisitions

The Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is also discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the Bank Holding Company Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Under the Bank Holding Company Act, if well-capitalized and well-managed, any bank holding company located in Virginia may purchase a bank located outside of Virginia. Conversely, a well-capitalized and well-managed bank holding company located outside of Virginia may purchase a bank located inside Virginia. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. In addition, pursuant to certain commitments entered into prior to the completion of the merger between BankCap Partners Fund and the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Dallas, any acquisition by Xenith Bankshares or the Bank will require prior approval of our bank regulatory authorities.

Change in Bank Control

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Sound Banking Practice

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of Xenith Bankshares’ consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Under FIRREA, a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution, or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. The Bank is an FDIC-insured depository institution, and with respect to which BankCap Partners is a bank holding company. BankCap Partners is also a bank holding company for Atlantic Capital Bank. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

Anti-Tying Restrictions

The Bank is prohibited from tying the provision of services, such as extensions of credit, to certain other services offered by the Bank, its holding company or its affiliates.

Temporary Liquidity Guarantee Program

On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program, or the TLGP, pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009, or the Debt Guarantee, and (2) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts (including NOW accounts restricted during the guarantee period to interest rates of 0.50% or less through June 30, 2010 and 0.25% beginning July 1, 2010) regardless of dollar amount for an additional fee assessment by the FDIC, or the Transaction Account Guarantee. These accounts are mainly payment-processing accounts, such as business payroll accounts. The Dodd-Frank Act has extended full deposit insurance coverage for non-interest bearing transaction accounts for two years starting December 31, 2010, and all financial institutions are required to participate in this extended guarantee program. Xenith Bankshares and the Bank opted out of participating in the TLGP.

Standards for Safety and Soundness

The Federal Reserve has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If the Bank were to fail to meet these standards, the Federal Reserve could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The Federal Reserve has authority to issue orders to secure adherence to the safety and soundness standards.

Reserve Requirement

Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, Federal Reserve banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $10.7 million or less, a reserve of 0%;

•	for transaction accounts in excess of $10.7 million up to and including $58.8 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $58.8 million, a reserve requirement of $1.656 million plus 10% of that portion of the total transaction accounts greater than $58.8 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2010, the Bank had a reserve requirement of $460 thousand.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Under the GLB Act, financial institutions may not disclose non-public personal information about a customer to unaffiliated third parties, unless the institution satisfies various disclosure requirements and the consumer has not elected to opt-out of the disclosure (with some exceptions). Additionally, financial institutions generally may not disclose consumer account numbers to any non-affiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings.

Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in United States government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Federal Reserve establishes a target Federal Fund Rate and the Discount Rate. The actions taken by the Federal Reserve will influence the general condition of interest rates in the market place.

The Bank’s earnings are primarily a function of differentials between interest rates. Depending on the Bank’s asset/liability strategy, actions taken by the Federal Reserve may have a positive or negative effect on profitability. We cannot predict the actions of the Federal Reserve, nor can we guarantee that our asset/liability strategy is consistent with action taken by the Federal Reserve.

Community Reinvestment Act

The Community Reinvestment Act requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Federal regulators are required to provide and make public a written examination report of an institution’s Community Reinvestment Act performance. To the knowledge of management, the Bank is meeting its obligations under this act.

Branch and Interstate Banking

The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Such interstate bank mergers and branch acquisitions, described below, are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Virginia law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the Commonwealth of Virginia may establish branches anywhere within Virginia.

Regulatory Enforcement Authority

Federal and state banking law grants substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending, if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the Bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released the Interagency Policy Statement on the allowance for loan and lease losses, which revised and replaced the banking agencies’ 1993 policy statement on the allowance for loan and lease losses. The revised statement was issued to ensure consistency with U.S. generally accepted accounting principles, or GAAP, and more recent supervisory guidance. Additionally, the agencies issued 16 Frequently Asked Questions to assist institutions in complying with both GAAP and allowance for loan and lease losses supervisory guidance. Highlights of the revised statement include the following:

•

the revised statement emphasizes that the allowance for loan and lease losses represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the allowance for loan and lease losses is critical to an institution’s safety and soundness;

•

each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the allowance for loan and lease losses. An institution must maintain an allowance for loan and lease losses that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio; and

•

the revised statement updated the previous guidance on the following issues regarding allowance for loan and lease losses: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of allowance for loan and lease losses; and (3) objectives and elements of an effective loan review system.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001, or the Patriot Act, was enacted in response to the terrorist attacks, which occurred on September 11, 2001, and is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Other Regulation

The Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on us in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and reporting of cash transactions as required by the Internal Revenue Service.

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

Employees

At December 31, 2010, we had 78 employees, including 72 full-time employees. All of our employees were employed by the Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Investors and other interested parties may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors and other interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors and other interested parties can electronically access our SEC filings.

We make available free of charge on or through our website (www.xenithbank.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The information on, or that can be accessed through, our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Executive Officers of the Registrant

Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant” (included herein pursuant to Item 401(b) of Regulation S-K).

Item 1A—Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, the following factors should be carefully considered in connection with evaluating our business and the forward-looking statements contained herein. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, liquidity, results of operations, regulatory capital levels and prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, we could be materially and adversely affected. There may be additional risks that we do not presently know or that we currently believe are immaterial that could also materially and adversely affect our business, financial condition, liquidity, results of operations, regulatory capital levels and prospects.

An economic downturn or recession, especially one affecting our target markets, could materially and adversely affect us.

The recent recession contributed to a rise in unemployment and underemployment, a decline in the value of real estate and other assets, and a lack of confidence in the financial markets and the economy both among financial institutions and their customers. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, negatively impacted the credit performance of real estate related loans and resulted in poor operating results and significant write-downs of asset values by many financial institutions. Asset write-downs, which initially were focused on asset-backed securities and later spread to other securities and loans, such as commercial and residential real estate loans, caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions, or made such funding more costly. This market disruption and tightening of credit led to a lack of liquidity, an increased level of commercial and consumer delinquencies, increased market volatility, widespread reduction of business activity generally and increased competition for deposits and quality loans among financial institutions. Although the economy has started to rebound from the recent recession, economic growth has been sluggish. The economic pressure on consumers and commercial borrowers and lack of confidence in the economy and financial markets resulting from the recent recession have adversely affected, and continue to affect, the willingness of companies to borrow to fund their future growth, which negatively impacts our business. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates for financial institutions, which may impact charge-offs and provisions for credit and fraud losses. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and our business.

Unlike many of our larger competitors, the majority of our middle-market businesses and individuals are located or doing business in our target markets. As a result, we may be more impacted by a local economic downturn or recession than those of larger, more geographically diverse competitors. Furthermore, based on the size and resources of our middle-market and small business customers, they may be less able to withstand sustained difficult economic conditions than larger companies with which they compete. Factors that adversely affect the economy in our target markets could reduce our deposit base and demand for our services and products and increase our credit losses. Consequently, we may be adversely affected, potentially materially, by adverse changes in economic conditions in and around Virginia.

Although we have monitored the impact of the recent recession on the values of real estate in our target markets and have set discounts and reserves against our loan portfolio, our discounts and reserves may be insufficient. Furthermore, the economy could slip back into recession and the recent decline in real estate values could continue, either of which could lead to increased portfolio losses in the future that would materially and adversely affect us.

The soundness of other financial institutions with which we do business could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to credit risk in the event of default of a counterparty or client. In addition, this credit risk may be exacerbated when any collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Our losses from these events could be material.

Because our loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans, our earnings are sensitive to the credit risks associated with these types of loans.

The credit risk associated with commercial and industrial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer-type loans, and the effects of general economic conditions on a borrower’s business. Our commercial and industrial loan portfolio represented approximately 44.4% of our total loan portfolio as of December 31, 2010. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

Our commercial real estate loan portfolio represented approximately 37.2% of our total loan portfolio as of December 31, 2010. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. Commercial real estate loans will typically be larger than consumer-type loans and may pose greater risks than other types of loans. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. In addition, we may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Currently, the availability of permanent financing alternatives in the market has been reduced and the terms have become more onerous, thereby increasing the re-financing risks inherent in our loan portfolio. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. The weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. In addition, banking regulators are giving greater scrutiny to commercial real estate lending and may require banks with higher levels of commercial real estate loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of commercial real estate loan concentrations, regulators are also considering requiring increased levels of reserves for loan losses as well as the need for additional capital. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

In addition to commercial real estate loans that are or will be secured by commercial real estate, our commercial and industrial loans include owner-occupied real estate loans that are secured in part by the value of the real estate. Owner-occupied real estate loans represented approximately 19.7% of our total commercial and industrial loan portfolio as of December 31, 2010. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.

Because our loan portfolio includes a substantial amount of residential real estate loans and some consumer loans, our earnings are sensitive to the credit risks associated with these types of loans.

As of December 31, 2010, we had a total of $23.3 million in outstanding residential real estate loans, comprising 15.2% of our total loan portfolio, and a total of $4.7 million in outstanding consumer loans or 3.1% of our total loan portfolio. While residential real estate loans and consumer loans are more diversified than loans to commercial borrowers, a systematic decline in the economic health of a community, such as major job loss, could materially and adversely affect us. Also, a broad-based decline in the value of residential real estate that serves as our secondary source of repayment could also materially and adversely affect us.

Decisions regarding credit risk could be inaccurate and our allowance for loan and lease losses may be inadequate to absorb future losses inherent in the portfolio, which could materially and adversely affect us.

Our loan portfolio and a small portion of our investment portfolio expose us to credit risk. Only $2.2 million, or 3.8%, of our $58.9 million investment portfolio was represented by securities other than U.S. agency securities as of December 31, 2010. Inherent risks in lending include the deterioration of the credit of borrowers and adverse changes in the industries and competitive environments in which they operate, changes in borrowers’ management and business prospects, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a high risk that some portion of the loans we make will not be repaid and, accordingly, will result in losses. Given our size, these losses could be concentrated in one or more borrowers and could be significant.

The risk of non-payment is affected by a number of factors, including:

•	the type and duration of the loan;

•	credit risks of a particular borrower;

•	assumptions about cash flows;

•	changes in a particular borrower’s competitive position;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

In addition, we may suffer higher credit losses because of federal or state legislation or other regulatory action that reduces the amount that our borrowers are required to pay to us, prohibits or otherwise limits our ability to foreclose on properties or other collateral, or makes foreclosures less economically viable.

As with all financial institutions, our management makes various assumptions and judgments about the ultimate collectability of our loan portfolio, and we maintain an allowance for loan and lease losses and other reserves to absorb anticipated future losses inherent in our portfolio.

As of the effective date of the merger, and as required by acquisition accounting rules, we recorded SuffolkFirst Bank’s loans at fair value by creating a discount and eliminating the allowance for the loan and lease losses. However, to the extent that the credit losses of the purchased loan portfolio are greater than our fair value adjustment at the effective date of the merger, we could be materially and adversely affected.

In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to establish additional reserves or recognize loan charge-offs. Because our allowance methodologies take into account qualitative factors within our institution, as well as the external economic environment, there is potential for inconsistencies in our methodology and the methodologies deemed appropriate for us by the bank regulatory agencies.

If management’s assumptions and judgments prove to be inaccurate and our allowance for loan and lease losses is inadequate to absorb future losses inherent in our portfolio, or if bank regulatory agencies require us to increase the allowance for loan and lease losses or to recognize loan charge-offs, our capital could be significantly reduced and we could be materially and adversely affected.

Commercial real estate lending guidance issued by the federal banking regulators could impact our operations and capital requirements.

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006, entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at financial institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2010, we are not subject to additional supervisory analysis but could be in the future. Our management has implemented controls to monitor our commercial real estate lending and will continue to enhance and monitor those controls, but we cannot predict the extent to which this guidance may impact our future operations or capital requirements. Moreover, any risk management practices that we implement may not be effective to prevent losses in our loan portfolio, including our commercial real estate portfolio.

Our ability to maintain regulatory capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions.

We are required to maintain certain capital levels in accordance with banking regulations. We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due. Our ability to maintain regulatory capital levels, available sources of funding and sufficient liquidity could be impacted by deteriorating economic and market conditions.

Our failure to meet any applicable regulatory guideline related to our lending activities or any capital requirement otherwise imposed upon us or to satisfy any other regulatory requirement could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

Failure to implement our business strategies could materially and adversely affect us.

Our directors and executive officers have developed a business plan that details the business strategies we intend to implement. Our business plan includes organic growth and potentially growth through acquisitions. Our organic growth may involve an expansion into related banking lines of business and related services and products, which would involve additional risks. If we cannot implement our business strategies, we will be hampered in our ability to maintain and grow our business and serve our customers, which would in turn materially and adversely affect us. Even if our business strategies are successfully implemented, they may not have the favorable impact on our operations that we anticipate.

In addition, our business plan was presented to the Federal Reserve in connection with the application of BankCap Partners to acquire control of First Bankshares (now Xenith Bankshares), and indirectly SuffolkFirst Bank (now Xenith Bank). As a condition to approval of that application, BankCap Partners committed that the Bank would operate within the parameters of the business plan for three years from the date of the acquisition, which was December 22, 2009. The business plan includes minimum leverage and risk-based capital ratios for that three-year period. Any material changes to the business plan require the prior approval of the Federal Reserve.

We may not be able to access funding sufficient to support our growth.

Our business strategies are based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, FDIC insurance costs, returns available to customers on alternative investments and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding and our costs would increase from alternative funding. If local customer deposits are not sufficient to fund our growth, we will look to outside sources such as borrowings from the Federal Home Loan Bank of Atlanta, or FHLB, which is a secured funding outlet. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral. We may also look to federal funds purchased and brokered deposits as discussed below under “—Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity”

or seek to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities or the incurrence of debt as additional sources of liquidity. If we are unable to access funding sufficient to support our growth or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies.

Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity.

Depositors that invest in brokered certificates of deposit are generally interest rate sensitive and well-informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to a bank’s deposit base as traditional local retail deposit relationships. In addition, our liquidity may be negatively affected if that funding source experiences supply difficulties due to loss of investor confidence or a flight to other investments. Regulatory developments with respect to wholesale funding, including increased FDIC insurance costs for, or limits on the use of, these deposits, may further limit the availability of that alternative. In light of regulatory pressure, there may be a cost premium for locally generated certificates of deposit as compared to brokered deposits, which may increase our cost of funding.

We rely substantially on deposits made by our customers in our target markets, which can be materially and adversely affected by local and general economic conditions.

As of December 31, 2010, $73.5 million, or 42.0%, of our total deposits, consisted of non-interest bearing demand accounts and interest-bearing savings, money market and checking accounts. The $101.6 million remaining balance of deposits includes time deposits, of which approximately $61.0 million, or 34.8% of our total deposits, are due to mature within one year. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by money market and general economic conditions. If we fail to attract new deposits or maintain existing deposits or are forced to increase interest rates paid to customers to attract and maintain deposits, our net interest income would be negatively impacted and we could be materially and adversely affected.

We may not be able to raise additional capital on terms favorable to us or at all.

We may need additional capital to support our business, expand our operations or maintain our minimum capital requirements. However, we may not be able to raise additional funds through the issuance of additional shares of our common stock or other equity or equity-related securities. Furthermore, the significant amount of our common stock that BankCap Partners owns may discourage other potential investors from acquiring newly-issued shares of our common stock or other equity or equity-related securities.

Failure to manage expansion could materially and adversely affect our business.

Our ability to offer services and products and implement our business strategies successfully in a highly competitive market requires an effective planning and management process. Future expansion efforts, internally or through acquisitions, could be expensive and put a strain on our management, financial, operational and technical resources. To manage growth effectively, we will likely have to continue to enhance our financial and accounting systems and controls, as well as integrate new personnel, including relationship managers, and manage expanded operations. If we are unable to grow our business or manage our growth effectively, we could be materially and adversely affected.

Our business is dependent on technology and an inability to invest in technological improvements or obtain reliable technological support may materially and adversely affect us.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven services and products. In addition to better service to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to grow and compete will depend in part upon our ability to address the needs of customers by using technology to provide services and products that will satisfy their operational needs, while managing the costs of expanding our technology infrastructure. Many competitors have substantially greater resources to invest in technological improvements and third-party support. For the foreseeable future, we expect to rely on third-party service providers for our core technology systems and on other third parties for technical support and related services. If we are unable to implement and market new technology-driven services and products successfully or if those services and products become unreliable or fail, our customer relationships and operations could be adversely affected, which could materially and adversely affect us.

Fluctuations in interest rates could reduce our operating results as we expect to realize income primarily from the difference between interest earned on our loans and investments and interest paid on our deposits and borrowings.

Our operating results are significantly dependent on our net interest income, as we expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We will experience “gaps” in the interest rate sensitivities of our assets and liabilities, as measured by the relative duration of our interest-earning assets and interest-bearing liabilities. The net position of those assets and liabilities, subject to repricing in specified time periods, will positively or negatively affect our operating results. If market interest rates should move contrary to our position, this “gap” may work against us and negatively affect our operating results, potentially materially. We cannot predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy and conditions in domestic and foreign financial markets. Although our asset-liability management strategy is intended to manage our risk from changes in market interest rates, changes in interest rates could materially and adversely affect us. As reflected in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity—Gap Analysis,” on a cumulative basis for maturities and repricings within the next 12 months, we reflect interest rate-sensitive assets exceeding interest rate-sensitive liabilities resulting in an asset sensitive position as of December 31, 2010 of $38.4 million, which would reduce our operating results if market interest rates were to decline during that period.

Changes in market interest rates could reduce the value of our financial assets. Fixed-rate investments, mortgage-backed and related securities and loans generally decrease in value as interest rates rise. In addition, volatile interest rates affect the volume of our lending activities. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. This could result in lower net interest income, lower loan origination fee income and a decline in sales of treasury services. If we are unsuccessful in managing the effects of changes in interest rates, we could be materially and adversely affected.

We face significant competition in our target markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending and home equity lending, is highly competitive, and we have encountered, and will continue to encounter, strong competition for deposits, loans and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products are other commercial banks and community banks in our target markets. Our principal competitors for deposits include commercial banks, community banks, money market funds, credit unions and trust companies. Our non-bank competitors are not subject to the same degree of regulation as we are and, accordingly, have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also have higher lending capacity and larger branch networks. We have branches in Richmond, Virginia and Tysons Corner in Northern Virginia. SuffolkFirst Bank did not have branches in Richmond or Tysons Corner previously, so we are not able to build from a pre-existing customer base in either of these markets. To expand our customer base at these branches and Northern Virginia generally, we must successfully compete against competitors with established businesses, relationships and reputations in those markets. This competition could result in decreased demand for our services and products and our loss of, or inability to gain, market share, which could materially and adversely affect us.

We may become subject to significant liabilities in the event the Bank forecloses upon, or takes title to, real property.

When underwriting a commercial or residential real estate loan, we will generally take a lien on the real property, and, in some instances upon a default by the borrower, we may foreclose upon and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. Many environmental laws impose liability, regardless of whether we knew of, or were responsible for, any contamination that existed or exists for the property.

Given the geographic concentration of our operations, we could be significantly affected by any natural or man-made disaster that affects Virginia and surrounding areas.

Our operations are concentrated in, and our loan portfolio consists almost entirely of, loans to persons and businesses located in and around Virginia. The collateral for many of our loans consists of real and personal property located in areas susceptible to hurricanes and other natural disasters as well as man-made disasters that can cause extensive damage to the general region. Disaster conditions that hit in our target markets would adversely affect the local economies and real estate markets. Adverse economic conditions resulting from such a disaster could negatively affect the ability of our customers to repay their loans and could reduce the value of the collateral securing these loans. Furthermore, damage resulting from any natural or man-made disaster could also result in continued economic uncertainty that could negatively impact businesses in those areas. As a result, we could be materially and adversely affected by any natural or man-made disaster that affects our target markets.

We depend on the accuracy and completeness of information about our customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of our customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers or counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could result in losses that materially and adversely affect us. Even if we receive accurate information, we may misjudge that information and fail to assess the credit risks in a manner that materially and adversely affects us.

We are dependent on our key personnel, including our executive officers and directors, and the loss of such persons could negatively impact our ability to execute our business strategies.

We will be for the foreseeable future dependent on the services of Mr. Layfield, who is our President and Chief Executive Officer; Mr. Osgood, who is our Chief Financial Officer and Chief Administrative Officer; Ms. Gavant, who is our Senior Vice President and Controller; Mr. Cottrell, who is an Executive Vice President and our Chief Credit Officer; Mr. Davis, who is an Executive Vice President and the President of the Bank’s Northern Virginia Region; and Mr. O’Flaherty, who is an Executive Vice President of the Bank responsible for our private banking business. Should the services of these individuals or other key executive officers become unavailable, we may be unable to find a suitable successor who would be willing to be employed upon the terms and conditions that we would offer. We do not maintain key man insurance coverage on any of these individuals or other key executive officers. A failure to replace any of these individuals in a timely and effective manner could negatively affect our ability to execute our business strategies and otherwise disrupt our business.

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

We are subject to extensive regulation in the conduct of our business operations, which could materially and adversely affect us.

The banking industry is heavily regulated by several governmental agencies. Banking regulations are primarily intended to protect the depositors, deposit insurance funds and the banking system as a whole, and not shareholders and other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which the Bank may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

From time to time, the U.S. Congress and state legislatures consider changing these laws and may enact new laws or amend existing laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that will affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

•

change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less tangible capital, eliminate the ceiling on the size of the federal deposit insurance fund, and increase the floor of the size of the federal deposit insurance fund, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting the payment of interest on all deposit accounts;

•

centralize responsibility for promulgating regulations under and enforcing federal consumer financial protection laws in a new bureau of consumer financial protection that will have direct supervision and examination authority over banks with more than $10 billion in assets;

•	require the FDIC to seek to make its capital requirements for banks countercyclical;

•

impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	establish new rules and restrictions regarding the origination of mortgages; and

•

permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.

Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative burdens that will obligate us to incur additional expenses.

Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, and require a significant amount of management’s time and attention. Failure to comply with statutes, regulations or policies could result in sanctions by regulatory agencies, civil money penalties or reputational damage, which could materially and adversely affect us.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, current and potential shareholders may lose confidence in our financial reporting and disclosures and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. While our management’s assessment included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 did not identify any material weaknesses, we cannot guarantee that we will not have any material weaknesses identified by our management or our independent registered public accounting firm in the future.

The Dodd-Frank Act includes a provision to permanently exempt non-accelerated filers from complying with the requirements of Section 404(b), which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Non-accelerated filers were to have commenced complying with the requirements of Section 404(b) starting with their Annual Reports on Form 10-K for fiscal years ending on or after June 15, 2010. Since we were a non-accelerated filer as of June 30, 2010 (the last day of our most recently completed second quarter), we are not required to comply with the requirements of Section 404(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. However, if the market value of our common stock held by non-affiliates equals $75 million or more as of the end of the last day of our most recently completed second quarter, we will be required to provide an attestation report from our independent registered public accounting firm on our internal control over financial reporting in our Annual Report on Form 10-K for the year in which we equal or exceed the $75 million threshold.

Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to comply with these requirements in a timely manner or if our management or independent registered public accounting firm expresses a qualified or otherwise negative opinion on the effectiveness of our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of confidence in our internal control over financial reporting. In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could materially and adversely affect us.

BankCap Partners is a bank holding company that is deemed to be a multi-bank holding company for two institutions.

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries. Currently, BankCap Partners is deemed a bank holding company for Atlantic

Capital Bank, an Atlanta, Georgia-based bank, and the Bank. The position of BankCap Partners as a source of strength to other depository institutions may limit its ability to serve as a source of strength for the Bank and could adversely affect the Bank’s ability to access resources of BankCap Partners. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Bank may be obligated to provide financial assistance to any other financial institution as to which BankCap Partners is deemed to be a bank holding company.

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the Federal Deposit Insurance Corporation Act of 1991 requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to Atlantic Capital Bank, as well as any other financial institution for which BankCap Partners is deemed to be a bank holding company as a result of its future acquisition activity, if any. Any financial assistance that the Bank is required to provide would reduce our capital and could materially and adversely affect us.

We will face risks with respect to future expansion and acquisitions or mergers.

Although we do not have any current plans to do so, we may seek to acquire other financial institutions or branches or assets of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;

•	diluting our existing shareholders in an acquisition;

•

the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices or branches as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;

•	the time and expense associated with integrating the operations and personnel of the combined businesses;

•	the ability to realize the anticipated benefits of the acquisition, including tax benefits;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received;

•	time and costs associated with regulatory approvals;

•	competition from other purchasers;

•	lack of information on a target institution or its branches or assets;

•	inability to obtain additional financing, if necessary, on favorable terms or at all; and

•	unforeseen adjustments, write-downs, write-offs, or restructuring or other impairment charges.

The accuracy of our financial statements and related disclosures could be affected if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of our allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the application of acquisition accounting principles relating to the merger. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events could have a material impact on the accuracy of our consolidated financial statements and related disclosures.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

Although we reported operating losses for the year ended December 31, 2009 (the successor) and the period ended December 22, 2009 (the predecessor) due to the application of tax rules and regulations, we have no net operating losses, or NOLs, for federal income tax purposes for years prior to 2010 that carry forward to 2010. We have NOLs for the year ended December 31, 2010, a significant portion of which will be available for carryforward to reduce taxable income in future years. Our NOLs as of December 31, 2010 are subject to a 20-year carryforward period; however, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service (3.67% as of December 31, 2010). Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

The rules of Section 382 are complex and subject to varying interpretations. Although we cannot predict the number of shares to be sold in a future offering, we expect that we will undergo an ownership change for purposes of Section 382 as a result of a future offering. Even if a future offering does not cause an ownership change, it may increase the likelihood that we may undergo an ownership change in the future. Based on our recent common stock price, we believe any ownership change would limit the timing of our ability to use the NOLs. Moreover, our NOLs may not be fully available. As a result, we could pay taxes earlier and in larger amounts than would be the case if the NOLs were available to reduce our federal income taxes without restriction.

We had net losses during the year ended December 31, 2010 and the period from January 1, 2009 through December 22, 2009, and we are uncertain as to whether or when we will again be profitable.

We have not recorded a profit since the quarterly period ended March 31, 2009, which was prior to the merger. For the year ended December 31, 2010 and the period from January 1, 2009 through December 22, 2009, we incurred net losses of $5.9 million and $4.3 million, respectively. As of December 31, 2010, we had an accumulated deficit of $15.4 million.

For the year ended December 31, 2010, the primary reasons for our losses were non-interest expense related to the development of our technology and other infrastructure and the hiring of experienced personnel to support our business strategy and projected growth. For the year ended December 31, 2010, our non-interest expense was $13.0 million compared to $6.0 million for the period from January 1 to December 22, 2009. Greater non-interest expense was primarily comprised of higher compensation and benefits expense of $4.6 million, occupancy expenses of $782 thousand and technology and communication expenses of $1.2 million. With respect to compensation and benefits expense, we increased the number of our full-time employees, as we added relationship managers and support staff to generate loans and deposits, operations and technology personnel to manage our day-to-day infrastructure and outsourced vendor relationships, and professional staff in compliance, human resources, finance and accounting. With respect to occupancy expenses, the increase was related to our new offices in Richmond and Tysons Corner, Virginia, as well as our new operations center in Richmond. With respect to technology expenses, the increase was related to our conversion to a more robust technology infrastructure and core operating platform required to support our business strategy and projected growth. For the period from January 1, 2009 through December 22, 2009, the primary reasons for our losses were a provision for loan losses of $5.5 million and merger-related expenses of $1.1 million.

We made substantial progress in building our infrastructure and our team during the year ended December 31, 2010. In particular, our investments to date have been critical to our business strategy, as they have allowed us to put into place the majority of the technology infrastructure and core operating platform to support our business strategy for the foreseeable future. We believe, however, that we will need to make additional investments, especially related to recruiting skilled bankers and, as needed, expanding our technology infrastructure to respond to new technologically-driven services and products. We expect these investments will be modest relative to the investments made in 2010. Our ability to generate a profit in the future requires successful growth in revenues and management of expenses, among other factors. We expect to recruit additional talented bankers who will help us attract target customers and grow our business. While we expect the productivity of these additional bankers to exceed their incremental expenses over time, our operating results will be adversely impacted if it does not happen promptly or at all.

The disposition processes related to our non-performing assets could result in losses in the future that would materially and adversely affect us.

As of December 31, 2010, our non-performing loans totaled $2.8 million, or 1.9% of our loan portfolio. As of December 31, 2010, our non-performing assets (which include other real estate owned, or OREO) were $4.3 million, or 1.7% of our total assets. We had no loans accruing interest that were more than 90 days delinquent. Until economic and real estate market conditions improve, particularly in our target markets in and around Virginia, but also nationally, we may incur additional losses relating to an increase in non-performing loans and OREO, and such losses could be material. We do not record interest income on non-performing loans or OREO. When we acquire title to collateral in foreclosures and similar proceedings, we are required by accounting rules to mark such collateral to the then fair market value, which often results in a loss. Non-performing loans and OREO also increase our risk profile, and increases in the level of non-performing loans and OREO could impact our regulators’ view of appropriate capital levels in light of such risks. While we seek to manage our problem assets through loan sales, workouts, restructurings, foreclosures and otherwise, decreases in the value of these assets, or in the underlying collateral, or in these borrowers’ results of operations, liquidity or financial condition, whether or not due to economic and market conditions beyond our or their control, could materially and adversely affect us. In addition, the resolution of non-performing assets requires significant amount of management’s time and attention, diverting their time from other business, which could be detrimental to the performance of their other responsibilities on our behalf.

The market value of our investments may decline, which could cause a decline in our shareholders’ equity and negatively affect our results of operations.

We have designated our entire investment portfolio as securities available-for-sale pursuant to applicable accounting standards relating to accounting for investments. These standards require that unrealized gains and losses in the estimated value of the available-for-sale investment securities portfolio be “marked to market” and reflected as a separate item in shareholders’ equity, net of tax, as accumulated other comprehensive income. As of December 31, 2010, we had $58.9 million, or 23.4% of our total assets, in securities available-for-sale at fair value. Shareholders’ equity will continue to reflect the unrealized gains and losses, net of tax, of these investments. Management believes that several factors will affect the market values of our investment securities portfolio. These include changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, the slope of the interest rate yield curve (i.e., the differences between shorter-term and longer-term interest rates) and reduced investor demand. Lower market values for our available-for-sale securities may result in recognition of an other-than-temporary impairment charge to our results of operations. If the market value of our investment securities portfolio declines, there will be a corresponding decline in shareholders’ equity, whether through accumulated other comprehensive income or lower results of operations.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain.

On December 17, 2009, the Basel Committee on Banking Supervision, or the Basel Committee, proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 capital and Tier 2 capital applicable to the Basel Committee’s Revised Framework for the International Convergence of Capital Measurement and Capital Standards, or Basel III.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms that will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010.

We may not be able to meet the cash flow requirements of our depositors and other creditors unless we maintain sufficient liquidity.

Our liquidity is used to make loans and investments and to repay liabilities (including deposits) as they become due or are demanded by depositors and other creditors. We had negative cash flow from operations of $5.1 million and $1.1 million, respectively, for the year ended December 31, 2010 and the period from January 1 through December 22, 2009. As a result, our main source of liquidity is customer deposits. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. Potential alternative sources of liquidity include federal funds purchased and investment securities sold under repurchase agreements, as well as the repayment or sale of loans, securities (to the extent not pledged as collateral) or other assets, the utilization of available government and regulatory assistance programs, the ability to acquire brokered deposits, borrowings from the FHLB, borrowings through the Federal Reserve’s discount window and the issuance of our debt securities and equity securities. Without sufficient liquidity from these potential sources of liquidity, we generally may not be able to meet our cash flow requirements to operate and grow our business and repay our obligations.

As we continue to grow, we may become more dependent on wholesale funding sources, which may include FHLB borrowings and borrowings through the Federal Reserve’s discount window. As of December 31, 2010, we had $25.0 million of FHLB borrowings and $10.2 million of brokered deposits outstanding. If we are required to rely more heavily on wholesale funding sources to support our operations or growth in the future and such funding is expensive at such time, our revenues may not increase proportionately to cover our costs. In that case, our operating margins would be reduced, and we could be materially and adversely affected.

BankCap Partners owns a significant number of shares of our common stock, which will enable it to influence the vote on all matters submitted to a vote of our shareholders.

As of December 31, 2010, BankCap Partners beneficially owned 3,436,500 shares of our common stock (including warrants to purchase 391,500 shares of our common stock at an exercise price of $11.49 per share, all of which warrants are currently exercisable), representing 55.1% of the outstanding shares of our common stock.

In addition, under the terms of the investor rights agreement, BankCap Partners and all of the former directors and executive officers of Xenith Corporation who became directors and executive officers of Xenith Bankshares and who purchased shares of Xenith Corporation common stock in its June 2009 private offering have agreed to vote their shares of our common stock in favor of (1) one designee of BankCap Partners for election to our board of directors for so long as BankCap Partners is a registered bank holding company under the Bank Holding Company Act, with respect to Xenith Bankshares, and (2) one additional designee of BankCap Partners for election to our board of directors for so long as BankCap Partners and its affiliates own 25% or more of our outstanding voting capital stock. They have also agreed to vote their shares of our common stock in favor of (1) removing the designee of BankCap Partners on our board of directors at the request of BankCap Partners and the election to our board of directors of a substitute designee of BankCap Partners, and (2) ensuring that any vacancy on our board of directors caused by resignation, removal or death of a BankCap Partners designated director is filled in accordance with the agreement above. Brian D. Jones and Scott A. Reed, each a principal of BankCap Partners and a member of our board of directors, are the current designees of BankCap Partners.

Accordingly, BankCap Partners, through its beneficial ownership of our common stock and board rights, will be able to participate in matters that come before our board of directors and influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to the amended and restated articles of incorporation or amended and restated bylaws, mergers or other business combination transactions and certain sales of assets outside the usual and regular course of business. The interests of BankCap Partners may not coincide with the interests of our other shareholders, and they could take actions that advance their own interests to the detriment of our other shareholders.

We do not intend to pay dividends in the foreseeable future, and we may never pay, or legally be able to pay, dividends.

We have not paid any dividends since our inception and we presently do not intend to pay any dividends in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders pursuant to state and federal laws and regulations. See “Item 1—Our Business—Supervision and Regulation—Payment of Cash Dividends.” Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never legally be able to pay dividends to our shareholders. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

Item 2—Properties

The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2010:

Office Location	Owned or Leased	Lease Terms	Square Feet
One James Center (Headquarters) 901 E. Cary Street, Suite 1700 Richmond, VA 23219	Leased	Initial term of 62 months beginning November 1, 2008, with two options to extend for a three year period each	16,131

Boulders (Operations Center) 1011 Boulder Spring Drive, Suite 410 Richmond, VA 23225	Leased	Initial term of 65 months beginning December 1, 2008, with two options to extend for a three year period each	7,026

McLean Branch 8200 Greensboro Drive, Suite 1400 McLean, VA 22102	Leased	Initial term of 87 months beginning November 1, 2008, with one option to extend for a three year period	6,935

North Suffolk Branch 3535 Bridge Road Suffolk, VA 23435	Owned		12,255

Plaza Branch 1000 N. Main Street Suffolk, VA 23434	Leased	Initial term of five years beginning January 1, 2004, with an automatic five-year renewal	2,512

Bosley Branch 100 Bosley Avenue Suffolk, VA 23434	Owned		2,596

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3—Legal Proceedings

From time to time, we and the Bank are party, either as a defendant or plaintiff, to lawsuits in the normal course of our business. While any litigation involves an element of uncertainty, management is of the opinion that the liability, if any, resulting from pending legal proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “XBKS.” As of February 14, 2011, we had 5,846,928 shares of common stock issued and outstanding and approximately 1,266 record holders. The following table sets forth the high and low sales price for our common stock on The NASDAQ Capital Market during the periods indicated.

	(Successor)		(Successor)
	2010		2009 (1)
Quarter	High	Low	High	Low
First	$7.00	$3.02	$4.01	$1.57
Second	9.00	5.25	8.00	1.85
Third	7.40	4.86	7.39	5.00
Fourth	6.10	5.11	9.00	3.50

(1)	The merger was effective on December 22, 2009. In connection with the merger, the trading symbol for our common stock was changed from “SUFB” to “XBKS.”

Dividend Policy

We have not paid any dividends since our inception and we presently do not intend to pay any dividends in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders pursuant to state and federal laws and regulations. See “Item 1—Business—Supervision and Regulation—Payment of Cash Dividends.” Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never be able to pay dividends to our shareholders. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8—Financial Statements and Supplementary Data” below.

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are geographically focused on the Washington, DC-MD-VA-WV, Richmond-Petersburg, VA, and the Norfolk-Virginia Beach-Newport News, VA-NC metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its five branches, with one branch located in Tysons Corner, Virginia, one branch located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger,

SuffolkFirst Bank opened the first branch in Suffolk in 2003 under the name of SuffolkFirst Bank, and the Bank currently operates its three Suffolk branches under that trade name. As of December 31, 2010, we had total assets of $251.2 million, total loans, net of our allowance for loan and lease losses, of $151.4 million, total deposits of $175.1 million and shareholders’ equity of $48.8 million.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We also offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet banking and bill pay service. We do not engage in any activities other than banking activities.

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of non-interest income include service charges on deposit accounts, fees from loan originations, gains on the sale of securities and other miscellaneous income. Deposits and FHLB borrowed funds, including federal funds purchased, are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin.

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an agreement of merger and related plan of merger, dated as of May 12, 2009, as amended, collectively referred to as the merger agreement. At the effective time of the merger, First Bankshares amended its amended and restated articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank. Xenith Bank currently operates under the trade name SuffolkFirst Bank at its locations in Suffolk.

Under the terms of the merger agreement, First Bankshares shareholders were entitled to elect to retain their shares of First Bankshares common stock or to receive $9.23 in cash per share for some or all of their shares of First Bankshares common stock, subject to proration in the event the aggregate cash elections exceeded 569,074 shares (or 25% of shares outstanding immediately prior to the effective time of the merger). As of 5:00 p.m., Eastern Time, on October 15, 2009, the deadline for First Bankshares shareholders to elect to receive cash for some or all of their shares of First Bankshares common stock, First Bankshares had received aggregate cash elections with respect to 1,165,311 shares of First Bankshares common stock, representing approximately 51.2% of the shares of First Bankshares common stock outstanding immediately prior to the effective time of the merger.

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

Under the terms of the merger agreement, each share of Xenith Corporation common stock outstanding immediately prior to the effective time of the merger was cancelled and converted automatically into the right to receive 0.8700 share of Xenith Bankshares common stock. Based on this exchange ratio, an aggregate of 4,139,704 shares of Xenith Bankshares common stock were issued to the former shareholders of Xenith Corporation in exchange for their shares of Xenith Corporation common stock with fractional shares being cashed out in the merger.

Options to purchase shares of First Bankshares common stock outstanding at the effective time of the merger remain outstanding as options to purchase 94,493 shares of Xenith Bankshares common stock at a weighted average exercise price of $7.81 per share. An aggregate of 906,000 options and warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the merger were converted into an aggregate of 788,220 options and warrants to purchase shares of Xenith Bankshares common stock based on the exchange ratio set forth in the merger agreement at an exercise price of $11.49 per share.

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

Industry Conditions

The economic environment, which showed some initial signs of improvement in early 2010, demonstrated during the remainder of 2010 that the economic recovery will be slow due to high unemployment and a soft housing market. However, as recently as January 25, 2011, the Conference Board reported that the Consumer Confidence Index was at its highest level since May, 2010.

In addition, the Federal Open Market Committee (the Committee) reaffirmed that on January 26, 2011, economic conditions “are likely to warrant exceptionally low levels for the federal funds rate for an extended period.” The Committee also stated that it is maintaining its existing policy of reinvesting principal payments from its securities holdings and intends to purchase $600 billion in longer term treasury securities by the end of the second quarter of 2011.

Regulatory reform was a focal point in the financial services industry during 2010. The Dodd-Frank Act, which is discussed under “Item 1-Our Business-Supervision and Regular-Dodd-Frank Act” above, was signed into law in July 2010 and is likely to result in sweeping changes to the financial services industry in how business is conducted and regulated. However, the ultimate impact on us and the financial services industry as a whole remains largely to be determined, as the work of translating legislative policies into practices and procedures has just commenced. We are monitoring these regulatory and legislative developments so that we will be in a position to adapt our business at the appropriate time. While it is not determinable at the present time what the absolute impacts will be when the regulations are eventually finalized, we expect that the regulations will impose additional administrative obligations on us that may require additional expenses and otherwise affect our business.

The banking industry was especially hard hit in 2010, with a reported 157 failed institutions. Although early 2011 stock market indicators show some strength in financial services stocks, an additional 22 institutions have failed through February 18, 2011. Of these failures in 2010 and 2011, none are in our target market.

Outlook

We believe that we are well positioned to take advantage of competitive opportunities. We believe that we will benefit from (1) our capital base, which we believe will allow us to compete effectively with both the larger, more established regional and super-regional banks, as well as the smaller, locally managed community banks operating in our target markets, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products and (4) our experienced management team and board of directors.

We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

In our continuing evaluation of our business strategy, we believe properly priced acquisitions can complement our organic growth. Although we do not have any current plans to do so, we may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or related banking lines of business and related services and products. We evaluate potential acquisitions to determine what is in the best interest of our company. Our goal in making these decisions is to maximize shareholder value.

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

From its inception on February 19, 2008 until the completion of the merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations. Accordingly, because Xenith Corporation’s operating activities prior to the merger were insignificant relative to those of First Bankshares, we view First Bankshares as our predecessor. Our determination that First Bankshares should be viewed as our predecessor is based upon an evaluation of facts and circumstances, including the historical life of First Bankshares, the historical level of operations of First Bankshares, the purchase price paid for First Bankshares and the fact that our combined operations, revenues and expenses after the merger are most similar in all respects to those of First Bankshares’ historical periods.

Accordingly, our discussion and analysis of the results of operations reflects a comparison of the results of operations of Xenith Bankshares (the successor) for the year ended December 31, 2010 versus the results of operations of First Bankshares (the predecessor) for the period ended December 22, 2009. Due to the adjustments to the basis of assets and liabilities as a result of the application of the acquisition method of accounting, the financial statements of Xenith Bankshares (the successor) and First Bankshares (the predecessor) are not directly comparable. The results of operations of Xenith Bankshares (the successor) for the year ended December 31, 2009 include the operations of the combined entity for the period from December 23, 2009 through December 31, 2009. A comparison of the results for this period is not made, as we deem this comparison to be insignificant.

Independent Registered Public Accounting Firm

The merger was treated as a “reverse acquisition” for accounting purposes. The SEC has released guidance that, unless the same independent registered public accounting firm reported on the most recent financial statements of both the accounting acquirer (Xenith Corporation) and the acquired company (First Bankshares), a reverse acquisition results in a change in independent registered public accounting firms. Prior to the completion of the merger, Xenith Corporation’s independent accountant was Ernst &Young LLP, or E&Y, and First Bankshares’ independent registered public accounting firm was Witt Mares, PLC, or Witt Mares.

On December 22, 2009, following the completion of the merger, we dismissed E&Y as our independent registered public accounting firm upon the approval of the audit and compliance committee of our board of directors. The audit and compliance committee also approved the engagement of Witt Mares to audit Xenith Bankshares’ consolidated financial statements as of and for the fiscal year ended December 31, 2009, including First Bankshares’ consolidated financial statements for the period from January 1, 2009 through December 22, 2009. On April 2, 2010, we dismissed Witt Mares as our independent registered public accounting firm, upon the approval of the audit and compliance committee of our board of directors. The audit and compliance committee also approved the engagement of Grant Thornton LLP to audit our consolidated financial statements as of and for the fiscal year ending December 31, 2010.

Critical Accounting Policies

General

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations. The company’s significant accounting policies are discussed further in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We consider a policy critical, if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses which reflects the estimated losses resulting from the inability of our borrowers to make required loan payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan losses could be required, which could have a material adverse impact on our results of operations and financial condition. The following is a summary of the company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Loans

Loans are carried at their principal amount outstanding plus or minus unamortized fair value adjustments for acquired loans. Interest income is recorded as earned on an accrual basis. It is our policy that accrual of interest income is discontinued when a loan is greater than 90 days past due as to interest and principal. Subsequent cash receipts are applied to principal until the loan is in compliance. We use the allowance method in providing for possible loan losses. Loans that are deemed impaired at acquisition, due to a decline in credit quality since origination, are accounted for using the cost recovery method, as an appropriate accretable yield cannot be determined.

Management considers loans to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk ratings, loan review and regulatory examinations. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. We consider all of our non-performing loans to be impaired loans. All cash receipts are applied to principal after any loan becomes non-performing. As of both December 31, 2010 and December 31, 2009, we had $2.8 million and $4.1 million, respectively, of impaired loans. The balance of impaired loans at December 31, 2010 and 2009 is after the merger date fair value adjustment of $1.4 million and $3.6 million, respectively. Impaired loans represent 1.9% and 4.1%, respectively, of total loans at December 31, 2010 and 2009.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan,” and (2) components of collective loan impairment recognized pursuant to FASB ASC Topic 450, “Accounting for Contingencies.” We maintain specific reserves for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as we originate in our portfolio, as well as loss history from banks in Virginia and across the country. In evaluating our loan portfolio, we consider qualitative factors, including general economic conditions, nationally, regionally and in our target markets, and the values of collateral securing our loan portfolio. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan losses, which is reflected in the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

In assessing the adequacy of our allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on our assessment of our borrower’s financial capacity and the other is based on our assessment of the quality of our collateral. In addition to our assessment of risk ratings, we also consider internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to our policies and procedures, and external observable data such as industry and general economic trends.

Although we use various data and information sources to establish our allowance for loan and lease losses, future adjustments to our allowance for loan and lease losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

As of December 22, 2009, prior to the merger, our allowance for loan and lease losses was $6.7 million and reflected a provision expense of $5.5 million for the period January 1 through December 22, 2009. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 due to adjustments attributable to the acquisition method of accounting. For the year ended December 31, 2010, we recorded provision expense of $2.0 million. Our allowance for loan and lease losses as of December 31, 2010 is primarily for new loan production since December 31, 2009 and negative changes in credit quality related to the purchased loan portfolio.

Management believes that the allowance for loan and lease losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

Other Real Estate Owned (OREO)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs of disposal, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations, and, if required, the carrying amount of the assets are adjusted to the lower of carrying amount or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of OREO are included in net income.

Accounting for the Merger

The merger was treated as a reverse acquisition for accounting purposes. Therefore, the merger was accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed of First Bankshares were recognized at fair value on the date of the merger, with Xenith Corporation being treated as the acquirer.

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

As a result of the merger, the shareholders of Xenith Corporation as of the merger date owned 73.2% of Xenith Bankshares, and the shareholders of First Bankshares as of the merger date owned the remaining 26.8% of Xenith Bankshares.

The consideration paid for First Bankshares and the amounts of acquired identifiable assets and liabilities assumed as of the merger date were as follows:

Costs to acquire First Bankshares:
Issuance of Xenith Corporation common stock	$15,758,196
Cash consideration paid	5,251,804

Total consideration to acquire First Bankshares	$21,010,000

First Bankshares’ net assets at fair value:
First Bankshares shareholders’ equity at December 22, 2009	12,611,140
Adjustments to reflect assets acquired at fair value:
Interest rate on loans	(900,000)
Other real estate owned	(100,000)
Premises and equipment	(500,000)
Core deposit intangibles	1,240,000
Net valuation allowance of deferred tax assets	(2,067,065)
Adjustments to reflect liabilities acquired at fair value:
Interest-bearing deposits	(2,132,000)
Other	(130,899)

Adjusted identifiable net assets acquired	$8,021,176

Total goodwill resulting from merger	$12,988,824

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Similar to goodwill, other intangible assets, which include core deposit intangibles, also lack physical substance, but, as required by GAAP, portions of the cost of an acquired entity have been assigned to such assets. We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it is tested for impairment at least annually at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as core deposit intangibles, are required to be amortized over their estimated lives. As of December 31, 2010, the core deposit intangible subject to amortization, on a straight-line basis for a period of ten years, totaled $1.1 million. We periodically assess whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Income Taxes

We compute our income taxes in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 740, “Accounting for Income Taxes.” Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are evaluated for recoverability and a valuation allowance is provided until it is more likely than not that these tax benefits will be realized. Any estimated tax exposure items identified would be considered in a tax contingency reserve. Changes in any tax contingency reserve would be based on specific development, events, or transactions.

Cautionary Notice about Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are “forward-looking statements.” All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our plans, objectives and goals, future events or results, our competitive strengths and business strategies, and the trends in our industry are forward-looking statements. The words “believe,” “will,” “may,” “could,” “estimate,” “project,” “predict,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements made in this Annual Report on Form 10-K reflect beliefs, assumptions and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, our forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by our forward-looking statements include the risks outlined in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. Except as required by applicable law or regulations, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statement.

Results of Operations

Net Income

For the year ended December 31, 2010, we reported a net loss of $5.9 million, compared to a net loss of $4.3 million for the period from January 1 through December 22, 2009. Greater losses for the year ended December 31, 2010 compared to the period ended December 22, 2009 were primarily driven by higher non-interest expenses related to the development of the Bank’s infrastructure, including our management team and bankers, which we believe will support the Bank’s growth, partially offset by higher net interest income.

The following table presents (loss) per share information for the periods stated:

	(Successor)	(Predecessor)
	For the Year Ended
	December 31, 2010	December 22, 2009
(Loss) per share, basic and diluted	$(1.01)	$(1.90)

Net Interest Income

For the year ended December 31, 2010, net interest income was $8.6 million compared to $4.4 million for the period January 1 through December 22, 2009. As presented in the tables below, net interest margin increased 157 basis points to 4.39% for the year ended December 31, 2010 from 2.82% for the year ended December 31, 2009. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Contributing to higher net interest income and net interest margin was the accretion of fair value adjustments of acquired loans and deposits, greater average loan and securities balances, and a decrease in the cost of interest-bearing liabilities. Average interest-earning assets and related interest income increased $33.5 million and $1.9 million, respectively, for the year ended December 31, 2010 compared to 2009. Average interest-bearing liabilities increased $15.1 million; however, related interest expense declined $2.1 million for the year ended December 31, 2010 compared to 2009. Yields on interest-earning assets improved 4 basis points to 5.50% while costs of interest-bearing liabilities declined 166 basis points to 1.40% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Our acquired loan portfolio was discounted to fair value (for expected credit losses and for interest rates) immediately following the merger. The total performing loan discount of $4.1 million at the merger date is being recognized into interest income over the estimated remaining life of the loans. The performing loan discount accretion, for the year ended December 31, 2010, was $1.6 million, or 84 basis points of net interest margin. Acquired time deposits were also adjusted to fair value as of the date of the merger for interest rates. The total adjustment as of the date of the merger was $2.1 million and is being amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense for the year ended December 31, 2010 of $1.1 million, or 55 basis points of net interest margin. For the year ended December 31, 2010, the effect of these acquisition adjustments on interest rate spread and net interest margin is 154 and 139 basis points, respectively.

For the year ended December 31, 2009, net interest income was $4.6 million compared to $4.2 million for the year ended December 31, 2008. Net interest margin decreased slightly to 2.82% in 2009 from 2.84% in 2008. Greater net interest income was due primarily to decreases in the cost of interest-bearing liabilities. Fair value adjustments due to acquisition accounting had no impact on 2009 results.

The following tables provide a detailed analysis of the average yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31, (1)
	(Successor)	(Successor)			(Successor)	(Predecessor)	2010 vs. 2009
	Average Balances (2)		Yield / Rate		Income / Expense (8), (9)		Increase (Decrease)	Change due to (3)
(Dollars in thousands)	2010	2009	2010	2009	2010	2009		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$772	$1,121	0.11%	0.18%	$1	$2	$(1)	$0	$(1)
Investments / Interest-earning deposits	74,076	47,555	2.83%	5.10%	2,097	2,423	(326)	(1,344)	1,018
Loans, gross (4)	120,842	113,523	7.17%	5.66%	8,662	6,428	2,234	1,800	434

Total interest-earning assets	195,690	162,199	5.50%	5.46%	10,760	8,853	1,907	456	1,451

Noninterest-earning assets:
Cash and due from banks	2,789	4,160
Premises and fixed assets	6,772	5,471
Other assets	21,253	3,172
Allowance for loan losses	(624)	(2,344)

Total noninterest-earning assets	30,189	10,459

Total assets	$225,879	$172,658

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$5,835	$6,963	0.21%	0.30%	$12	$21	$(9)	$(6)	$(3)
Savings and money market deposits	24,127	3,433	0.94%	0.76%	226	26	200	7	193
Time deposits	98,659	101,483	1.33%	3.55%	1,317	3,602	(2,285)	(2,188)	(97)
Federal funds purchased and borrowed funds	26,464	28,078	2.31%	2.24%	611	628	(17)	19	(36)

Total interest-bearing liabilities	155,085	139,957	1.40%	3.06%	2,167	4,277	(2,110)	(2,167)	57

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	16,564	14,032
Other liabilities	2,174	1,429

Total noninterest-bearing liabilities	18,738	15,461

Shareholders’ equity	52,056	17,240

Total liabilities and shareholders’ equity	$225,879	$172,658

Interest rate spread (5)			4.10%	2.40%

Net interest income (6)					$8,593	$4,576	$4,017	$2,623	$1,394

Net interest margin (7)			4.39%	2.82%

(1)	2009 yields, rates, income, expense and comparisons to 2010 reflect the results of First Bankshares (the predecessor) for the period January 1, 2009 through December 22, 2009 and of Xenith Bankshares (the successor) for the period December 23, 2009 through December 31, 2009.
(2)	Average balances are computed on a daily basis.
(3)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(4)	Non-accrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(6)	Net interest income is interest income less interest expense.
(7)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(8)	Interest income on loans in 2010 includes $1,645.6 thousand in accretion related to fair value adjustments related to the merger.
(9)	Interest expense on time deposits in 2010 is reduced by $1,080.0 thousand related to fair value adjustments related to the merger.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31, (1)
	(Successor)	(Predecessor)			(Predecessor)	(Predecessor)	2009 vs. 2008
	Average Balances (2)		Yield / Rate		Income / Expense		Increase (Decrease)	Change due to (3)
(Dollars in Thousands)	2009	2008	2009	2008	2009	2008		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,121	$4,745	0.18%	1.26%	$2	$60	$(58)	$(31)	$(27)
Investments / Interest-earning deposits	47,555	46,402	5.10%	5.16%	2,423	2,396	27	(31)	58
Loans, gross (4)	113,523	113,433	5.66%	6.48%	6,428	7,348	(920)	(927)	7

Total interest-earning assets	162,199	164,580	5.46%	5.96%	8,853	9,804	(951)	(989)	38

Noninterest-earning assets:
Cash and due from banks	4,160	2,996
Premises and fixed assets	5,471	5,728
Other assets	3,172	1,990
Allowance for loan losses	(2,344)	(1,050)

Total noninterest-earning assets	10,459	9,664

Total assets	$172,658	$174,244

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$6,963	$6,246	0.30%	1.17%	$21	$73	$(52)	$(60)	$8
Savings and money market deposits	3,433	2,621	0.76%	1.18%	26	31	(5)	(13)	8
Time deposits	101,483	103,669	3.55%	4.39%	3,602	4,551	(949)	(855)	(94)
Federal funds purchased and borrowed funds	28,078	30,075	2.24%	3.00%	628	903	(275)	(218)	(57)

Total interest-bearing liabilities	139,957	142,611	3.06%	3.90%	4,277	5,558	(1,281)	(1,145)	(135)

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	14,032	14,212
Other liabilities	1,429	1,284

Total noninterest-bearing liabilities	15,461	15,496

Shareholders’ equity	17,240	16,137

Total liabilities and shareholders’ equity	$172,658	$174,244

Interest rate spread (5)			2.40%	2.32%

Net interest income (6)					$4,576	$4,246	$330	$157	$173

Net interest margin (7)			2.82%	2.84%

(1)	2009 yields, rates, income, expense and comparisons to 2008 reflect the results of First Bankshares (the predecessor) for the period January 1, 2009 through December 22, 2009 and of Xenith Bankshares (the successor) for the period December 23, 2009 through December 31, 2009.
(2)	Average balances are computed on a daily basis.
(3)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(4)	Non-accrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(6)	Net interest income is interest income less interest expense.
(7)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

Non-interest Income

Non-interest income decreased to $483 thousand for the year ended December 31, 2010 from $552 thousand for the period January 1 through December 22, 2009. The decrease was primarily due to a decrease in gains on sales of investments partially offset by greater fee income.

Non-interest Expense

Non-interest expense of Xenith Bankshares is not directly comparable to that of First Bankshares as our strategy and corresponding expense structure is substantially different. Xenith Bankshares’ non-interest expenses are higher in several areas, including compensation and technology related to building our team and infrastructure, to support our growth strategy.

For the year ended December 31, 2010, non-interest expense was $13.0 million compared to $6.0 million for the period from January 1 through December 22, 2009. Greater non-interest expense was primarily comprised of higher compensation and benefits expense of $4.6 million, occupancy expenses of $782 thousand, and technology and communications expenses of $1.2 million. Bank franchise taxes and other insurance were collectively higher by $337 thousand. Professional fees expense for the year ended December 31, 2010 includes $320 thousand pursuant to a licensing and administrative support agreement with an affiliate of BankCap Partners that was paid immediately prior to the effective time of the merger. Other non-interest expenses include $120 thousand of amortization expense related to core deposit intangibles. Partially offsetting these higher expenses in 2010 were merger related expenses of $1.1 million incurred in 2009.

Income Taxes

As of December 31, 2010, net deferred tax assets were $7.0 million, for which a full valuation allowance is recorded, based primarily on the fact that we experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating losses which are carried forward is dependent on our generating sufficient future taxable income. The statutory carryforward period for net operating losses under current law is 20 years. Estimated net operating losses available for carryforward at December 31, 2010 are $7.8 million, which would expire, if not utilized, in 2030.

Financial Condition

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a tax equivalent basis, which converts the income on investments for which no income taxes are paid using the federal corporate income tax rate of 34%.

	December 31, 2010 (Successor)
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
—Fixed rate	43,445,430	43,743,859	2.69	2.81%
—Variable rate	5,034,406	5,271,643	11.14	3.36%
Collateralized mortgage obligations	7,555,277	7,641,061	2.32	3.00%
Trust preferred securities	2,253,094	2,233,000	5.16	7.48%

Total securities available for sale	$58,288,207	$58,889,563	3.48	3.06%

	December 31, 2009 (Successor)
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
U.S. agencies	$17,700,601	$17,810,442	13.07	5.16%
Mortgage-backed securities
—Fixed rate	4,983,564	5,000,110	1.97	5.47%
—Variable rate	7,102,185	7,160,290	7.96	3.57%
Municipals
—Taxable	2,111,980	2,073,280	8.08	6.32%
—Tax exempt	535,600	534,615	0.92	5.64%
Trust preferred securities	4,262,500	4,268,000	17.16	7.44%

Total securities available for sale	$36,696,430	$36,846,737	10.71	5.25%

	December 31, 2008 (Predecessor)
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
U.S. agencies	$23,658,025	$23,960,625	1.49	5.20%
Mortgage-backed securities
—Fixed rate	15,801,604	16,284,963	5.62	5.48%
—Variable rate	9,153,315	8,993,426	7.08	4.48%
Municipals
—Tax exempt	525,933	520,735	1.92	5.59%
Other securities	4,539,565	3,652,962	18.16	6.96%

Total securities	$53,678,442	$53,412,711	5.04	5.33%

The reduction in the weighted average life and yield of the securities portfolio from December 31, 2009 to December 31, 2010 was a result of restructuring the portfolio, including investing a portion of the proceeds from the stock offering, to one with a shorter average life and duration and reduced volatility.

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a tax equivalent basis, which converts the income on investments for which no income taxes are paid using the federal corporate income tax rate of 34%.

	December 31, 2010 (Successor)
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
—Fixed rate	$—	—	$—	—	$4,694,555	1.92%	$39,049,304	2.92%	$43,743,859	2.81%
—Variable rate	—	—	—	—	—	—	5,271,642	3.40%	5,271,642	3.40%
Collateralized Mortgage Obligations	—	—	—	—	—	—	7,641,062	3.00%	7,641,062	3.00%
Trust preferred securities	—	—	—	—	—	—	2,233,000	7.48%	2,233,000	7.48%

Total securities available for sale	$—	—	$—	—	$4,694,555	1.92%	$54,195,008	3.17%	$58,889,563	3.06%

	December 31, 2009 (Successor)
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
U.S. agencies	$—	—	$—	—	$—	—	$17,810,442	5.16%	$17,810,442	5.16%
Mortgage-backed securities
—Fixed rate	—	—	—	—	—	—	5,000,110	5.47%	5,000,110	5.47%
—Variable rate (1)	—	—	—	—	—	—	7,160,290	3.57%	7,160,290	3.57%
Municipals
—Taxable	—	—	—	—	2,073,280	6.32%	—	—	2,073,280	6.32%
—Tax exempt	—	—	—	—	—	—	534,615	5.64%	534,615	5.64%
Trust preferred securities	—	—	—	—	—	—	4,268,000	7.44%	4,268,000	7.44%

Total securities available for sale	$—	—	$—	—	$2,073,280	6.32%	$34,773,457	5.25%	$36,846,737	5.25%

(1)	Includes $6,966,339 in variable rate mortgage-backed securities that reset within one to 10 years.

	December 31, 2008 (Predecessor)
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighed Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
U.S. agencies	—	—	—	—	—	—	23,960,625	5.20%	23,960,625	5.20%
Mortgage-backed securities
—Fixed rate	—	—	—	—	—	—	16,284,963	5.48%	16,284,963	5.48%
—Variable rate (1)	—	—	—	—	—	—	8,993,426	4.48%	8,993,426	4.48%
Other securities	—	—	—	—	—	—	4,173,697	6.96%	4,173,697	6.96%

Total securities	—	—	—	—	—	—	53,412,711	5.33%	53,412,711	5.33%

(1)	Includes $8,993,426 in variable rate mortgage-backed securities that reset within one to 10 years.

Loans

The following table presents our loan portfolio, by loan category and percentage to total loans, as of the dates stated:

	(Successor) December 31, 2010		(Successor) December 31, 2009		(Predecessor) December 31, 2008		(Predecessor) December 31, 2007		(Predecessor) December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$68,045,194	44.43%	$43,467,134	42.59%	$46,801,108	39.92%	$38,055,913	36.36%	$39,935,903	17.44%
Commercial real estate	57,035,207	37.24%	34,978,917	34.28%	40,325,987	34.39%	40,553,316	38.74%	13,140,234	53.01%
Residential real estate	23,337,126	15.24%	22,061,275	21.62%	27,766,166	23.68%	23,394,949	22.35%	19,803,612	26.29%
Consumer	4,714,520	3.08%	1,523,660	1.49%	2,343,175	2.00%	2,612,593	2.50%	2,449,667	3.25%
Overdrafts	13,554	0.01%	18,711	0.02%	10,859	0.01%	48,929	0.05%	2,934	0.01%
Unearned fees, net							62,215		(51,935)

Total loans	153,145,601	100.00%	102,049,697	100.00%	117,247,295	100.00%	104,727,915	100.00%	75,280,415	100.00%
Allowance for loan and lease losses	(1,765,627)		—		(1,687,284)		(941,820)		(826,595)

Total loans, net of allowance for loan and lease losses	$151,379,974		$102,049,697		$115,560,011		$103,786,095		$74,453,820

(1)	Classifications for 2006 are not comparative to presentation for 2007-2010 due to changes in categorization after 2006.

The following table provides the maturity analysis of our loan portfolio as of the dates presented based on whether loans are variable-rate or fixed-rate loans:

	December 31, 2010 (Successor)
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$35,446,050	$13,895,354	$375,642	$14,270,996	$15,875,911	$1,077,802	$16,953,713	$66,670,759
Commercial real estate (2)	21,208,084	22,426,229	—	22,426,229	9,457,267	1,246,314	10,703,581	54,337,894
Residential real estate	6,507,755	4,053,363	581,904	4,635,267	7,952,964	4,241,140	12,194,104	23,337,126
Consumer (3)	711,840	3,055,275	1,113	3,056,388	911,550	14,304	925,854	4,694,082
Overdrafts	13,554	—	—	—	—	—	—	13,554

Total loans	$63,887,283	$43,430,221	$958,659	$44,388,880	$34,197,692	$6,579,560	$40,777,252	$149,053,415

(1)	Excludes $1,374,435 in nonaccrual fixed-rate loans.
(2)	Excludes $2,697,313 in nonaccrual variable-rate loans.
(3)	Excludes $20,438 in nonaccrual fixed-rate loans.

	December 31, 2009 (Successor)
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$13,678,581	$1,312,025	$4,469	$1,316,494	$26,974,618	$1,150,580	$28,125,198	$43,120,273
Commercial real estate (2)	16,499,422	10,207,841	—	10,207,841	4,570,906	45,256	4,616,162	31,323,425
Residential real estate	3,784,921	3,104,027	825,380	3,929,407	8,316,319	5,903,400	14,219,719	21,934,047
Consumer (3)	580,126	70,843	—	70,843	847,248	25,443	872,691	1,523,660
Overdrafts	18,711	—	—	—	—	—	—	18,711

Total loans	$34,561,761	$14,694,736	$829,849	$15,524,585	$40,709,091	$7,124,679	$47,833,770	$97,920,116

(1)	Excludes $346,861 in nonaccrual fixed-rate loans.
(2)	Excludes $3,150,167 in nonaccrual variable-rate loans and $505,325 in nonaccrual fixed-rate loans.
(3)	Excludes $127,228 in nonaccrual variable-rate loans.

	December 31, 2008 (Predecessor)
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial	$6,587,425	$1,287,076	$—	$1,287,076	$8,555,474	$10,754	$8,566,228	$16,440,729
Commercial real estate (1)	26,835,670	16,385,605	—	16,385,605	24,201,503	2,479,093	26,680,596	69,901,871
Residential real estate	4,019,978	5,295,136	326,649	5,621,785	7,357,357	10,699,663	18,057,020	27,698,783
Consumer	777,333	187,720	49,618	237,338	1,305,305	38,933	1,344,238	2,358,909
Overdrafts	10,859	—	—	—	—	—	—	10,859

Total loans	$38,231,265	$23,155,537	$376,267	$23,531,804	$41,419,639	$13,228,443	$54,648,082	$116,411,151

(1)	Excludes $676,566 in nonaccrual variable-rate loans.

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies and guidelines designed to control both the types and amounts of risks we take and to minimize losses. Such policies and guidelines include loan underwriting parameters, loan-to-value parameters, credit monitoring guidelines, adherence to regulations and other prudent credit practices.

Loans secured by real estate comprised 73.1% of our loan portfolio as of December 31, 2010 and 88.5% as of December 31, 2009. Residential real estate loans consist of first and second lien loans, including home equity lines and credit loans, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. Commercial real estate, or CRE, loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Allowance for Loan and Lease Losses

As of December 22, 2009, prior to the merger, our allowance for loan and lease losses was $6.7 million and reflected a provision expense of $5.5 million for the period January 1 through December 22, 2009. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 due to adjustments attributable to the acquisition method of accounting. For the year ended December 31, 2010, we recorded provision expense of $2.0 million which is for new loan production since December 31, 2009 and any changes in credit quality related to the purchased loan portfolio.

The following table presents our allowance for loan and lease losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	(Successor)		(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$469,640	44.43%	$1,245,830	42.59%	$588,957	39.92%	$208,762	36.36%	$174,501	17.44%
Commercial real estate	1,105,898	37.24%	4,980,026	34.28%	863,536	34.39%	597,056	38.74%	477,983	53.01%
Residential real estate	163,675	15.24%	434,396	21.62%	187,650	23.68%	120,274	22.35%	131,777	26.29%
Consumer	26,414	3.09%	39,748	1.51%	32,930	2.01%	39,304	2.50%	36,363	3.25%
Unallocated	—	0.00%	—	0.00%	14,211	0.00%	(23,576)	0.05%	5,971	0.01%

Total allowance for loan and lease losses	1,765,627	100.00%	6,700,000	100.00%	1,687,284	100.00%	941,820	100.00%	826,595	100.00%

Acquisition fair value adjustment	—		(6,700,000)		—		—		—

Total allowance for loan and lease losses	$1,765,627		$—		$1,687,284		$941,820		$826,595

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Balance at beginning of period	$—	$1,687,283	$941,820	$826,595	$611,504
Charge-offs:
Commercial and industrial	—	187,065	79,032	3,950	3,950
Commercial real estate	200,000	133,267	—	—	—
Residential real estate	51,913	214,352	—	—	—
Consumer	606	4,953	10,660	1,418	300
Overdrafts	15,591	—	—	—	—

Total charge-offs	268,110	539,637	89,692	5,368	4,250

Recoveries:
Commercial and industrial	—	31,644	6,311	3,949	—
Commercial real estate	43,000	18,954	—	—	—
Residential real estate	140	—	—	—	—
Consumer	—	1,110	188	575	—
Overdrafts	597	—	—	—	—

Total recoveries	43,737	51,708	6,499	4,524	—

Net charge-offs	224,373	487,929	83,193	844	4,250

Allowance, net of charge-offs and recoveries	(224,373)	1,199,354	858,627	825,751	607,254
Additions to the allowance for loan and lease losses	1,990,000	5,500,646	828,657	116,069	219,341

Allowance after additions	1,765,627	6,700,000	1,687,284	941,820	826,595
Acquisition fair value adjustment	—	(6,700,000)	—	—	—

Balance at end of period	$1,765,627	$—	$1,687,284	$941,820	$826,595

Non-performing Assets

It is our policy to discontinue the accrual of interest income on our non-performing loans. We consider a loan as non-performing when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of December 31, 2010 and 2009, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

As of December 31, 2010 and 2009, we had $1.5 million and $464 thousand, respectively, in other real estate owned, or OREO, consisting of hotel/mixed-use and single family properties resulting from foreclosure. OREO asset valuations are evaluated periodically, and any necessary write down to fair value is recorded as impairment.

All of our non-performing assets as of December 31, 2010 were acquired in the merger, and their carrying values were adjusted to fair value immediately following the merger, in applying the acquisition method of accounting.

The following table summarizes our non-performing assets as of the dates stated:

	(Successor) December 31, 2010	(Successor) December 31, 2009	(Predecessor) December 31, 2008	(Predecessor) December 31, 2007	(Predecessor) December 31, 2006
Nonaccrual loans	$2,841,553	$4,129,581	$676,566	$—	$—
Other real estate owned	1,484,606	463,700	—	—	—

Total nonperforming assets	$4,326,159	$4,593,281	$676,566	$—	$—

Nonperforming assets as a percentage of total loans	2.82%	4.50%	0.58%	N/A	N/A
Nonperforming assets as a percentage of total assets	1.72%	2.28%	0.37%	N/A	N/A
Net charge-offs as a percentage of average loans	0.18%	N/A	0.08%	0.00%	0.01%
Allowance for loan and lease losses as a percentage of total loans	1.15%	N/A	1.44%	0.90%	1.10%
Allowance for loan and lease losses to non-accrual loans	43.15%	N/A	249.39%	N/A	N/A

The allowance for loan and lease losses excludes the discount recorded on our acquired loan portfolio.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of December 31, 2010 totaled $175.1 million compared to deposits of $114.1 million as of December 31, 2009, an increase of 54%. Demand deposits, including money market accounts, increased $47.7 million, or approximately 200%, over balances as of December 31, 2009, and time deposits increased $13.1 million, or approximately 15%, over balances as of December 31, 2009.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated:

	(Successor)		(Successor)		(Predecessor)
	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$16,564,234	—	$14,032,483	—	$14,212,300	—
Interest-bearing deposits:
Checking (NOW) accounts	5,835,159	0.21%	4,667,838	0.19%	4,266,732	0.89%
Money market accounts	20,590,043	1.01%	2,295,349	0.52%	1,978,869	1.77%
Savings accounts	3,536,605	0.50%	3,432,598	0.76%	2,620,795	1.19%
Time deposits $100,000 or greater (1)	38,325,872	1.63%	23,023,613	3.82%	27,091,313	4.44%
Time deposits less than $100,000	60,333,304	1.15%	78,459,376	3.47%	76,577,954	4.37%

Total interest-bearing deposits	128,620,983	1.21%	111,878,774	3.26%	112,535,663	4.14%

Total average deposits	$145,185,217	1.07%	$125,911,257	2.90%	$126,747,963	3.67%

(1)	Includes brokered deposits of $10.2 million at December 31, 2010 and $15.3 million at December 31, 2009 and 2008.

Maturities of large denomination time deposits (equal or greater than $100,000) as of December 31, 2010 (successor) were as follows:

	Within 3 Months	3-6 Months (1)	6-12 Months	Over 12 Months (2)	Total	Percent of Total Deposits
Time deposits	$7,812,332	$11,187,808	$8,969,060	$19,546,587	$47,515,787	27.13%

(1)	Includes brokered deposits of $5.1 million.
(2)	Includes brokered deposits of $5.1 million.

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	December 31, 2010 (Successor)				December 31, 2009 (Successor)				December 31, 2008 (Predecessor)
	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$36,758	0.76%	$1,552,000	$2,526,000	$518,841	0.79%	$—	$2,270,000	$374,164	2.76%
Other borrowings	—	4,700,000	741,667	0.81%	4,700,000	12,000,000	3,472,329	0.53%	16,000,000	21,000,000	11,006,284	3.77%

Total short-term borrowings	$—	$4,700,000	$778,425	0.57%	$6,252,000	$14,526,000	$3,991,170	0.57%	$16,000,000	$23,270,000	$11,380,448	3.74%

Liquidity and Capital Resources

In the year ended December 31, 2010, cash and cash equivalents decreased $23.0 million to $12.2 million from $35.2 million at December 31, 2009. Net cash used in operating activities was $5.1 million for the year ended December 31, 2010 compared to net cash used in operating activities of $1.1 million for the period from January 1 through December 22, 2009. Greater use of cash in 2010 than in 2009 was due to a higher net loss in 2010 of $1.6 million and a higher provision for loan and lease losses in 2009 of $3.5 million partially offset by a deferred tax benefit of $2.4 million, both of which are non-cash items.

Net cash used in investing activities was $73.7 million for the year ended December 31, 2010 compared to net cash provided by investing activities of $23.2 million for the period January 1 through December 22, 2009. This increased use of cash resulted from an increase in net loans of $50.7 million in 2010 compared to a decrease in net loans of $5.5 million in 2009. Additionally, higher investments in securities of $65.9 million, partially offset by a $44.0 million increase in proceeds from maturities and calls of securities, contributed to the increased use of cash. Net cash provided by financing activities in the year ended December 31, 2010 was $55.8 million compared to net cash used in financing activities of $25.2 million for the period January 1 through December 31, 2009. Net cash inflows from deposits was $62.1 million in the year ended December 31, 2010, whereas net cash outflows from deposits was $19.2 million in 2009 period.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses and increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of business and industry, competition, and our overall financial condition and cash flows. Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $5.0 million. This line is for short-term liquidity needs and is subject to the prevailing federal funds interest rate.

In addition, we have a secured borrowing facility with the FHLB. The total credit availability is equal to 30% of our total assets. As of December 31, 2010, our total credit availability was $73.1 million, based on our September 30, 2010 balance sheet. Under this facility, we have two terms loans outstanding. One loan is for $20 million and was originated on January 25, 2008 at a fixed rate of 2.5% per annum and matures on January 25, 2013. The second loan is for $5.0 million and was originated on March 4, 2009 at a fixed rate of 2.07% per annum and matures March 4, 2011. Neither loan amortizes. Together, these facilities have a weighted average interest rate of 2.41% per annum.

We also were extended an uncommitted line of credit by a national bank to borrow federal funds up to $5.0 million on an unsecured basis. The uncommitted line of credit is not a confirmed line or loan and terminates on August 30, 2011, if not cancelled earlier. Borrowings under this arrangement will bear interest at the prevailing federal funds rate. There have been no borrowings under this uncommitted line of credit.

On November 24, 2010, we filed a registration statement on Form S-1 with the SEC for a proposed public offering of up to $42.0 million of our common stock. The registration statement has not been declared effective by the SEC, and we cannot make any offering under the registration statement until the SEC declares it effective. We intend to contribute the net proceeds from any sale of our common stock to the Bank, and intend that the Bank use the contributed proceeds primarily to fund organic growth of loans to customers in its target markets, for continued investment in its infrastructure and personnel and for other general purposes, which may include acquisitions.

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

We are subject to various regulatory capital requirements administered by federal and other bank regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on us. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of December 31, 2010, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well-capitalized.” Since December 31, 2010, there are no conditions or events that management believes have changed our status as “well-capitalized.”

The following tables present Tier 1 and Tier 2 capital ratios and the minimum capital ratios required by our regulators as of the dates stated:

	(Successor)	(Successor)
(In thousands)	December 31, 2010	December 31, 2009
Tier 1 capital:
Common stock	$5,847	$5,847
Additional paid-in capital	57,714	57,614
Retained (deficit)	(15,374)	(9,457)
Accumulated other comprehensive income	601	68

Total bank equity capital	48,788	54,072
Net unrealized (gain) on available-for-sale securities	(601)	(68)
Disallowed goodwill and other disallowed intangible assets	(14,109)	(14,229)

Total Tier 1 capital	$34,078	$39,775

Tier 2 capital:
Allowance for loan and lease losses (1)	$1,766	$—

Total risk-based capital	$35,844	$39,775

Average total assets for leverage capital	$230,510	$161,988

Risk-weighted assets	$167,629	$118,156

(1)	Allowance for loan and lease losses included in Tier 2 capital is limited to 1.25% of gross risk-weighted assets.

	(Successor) December 31, 2010	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	14.78%	4.00%	>5.00%
Tier 1 risk-based capital ratio	20.33%	4.00%	>6.00%
Total risk-based capital ratio	21.38%	8.00%	>10.00%

Pursuant to our business plan submitted to the Federal Reserve with the application of BankCap Partners to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank), we are required to maintain minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012.

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking, because as a financial institution, we derive a significant amount of our operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are invested in interest-earning assets (e.g., loans and investments) at various terms and rates.

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (market value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that re-price within a specific time period as a result of scheduled maturities and prepayments and contractual interest rate changes.

The balance sheet may be asset or liability sensitive at a given time. We intend to manage the Bank’s asset or liability sensitivity to optimize earnings, to minimize interest rate risk to preserve capital within policy limits, while optimizing the return to our shareholders.

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

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. The Bank uses a simulation model to forecast balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, the Bank can position itself to mitigate risks associated with anticipated interest rate movements by understanding the dynamic nature of its balance sheet components. We evaluate our balance sheet components (securities, loan and deposit portfolios) to manage our interest rate risk position.

A negative interest-sensitive gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “time horizon.” The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities for a given time period. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income, and falling rates would be expected to have a negative effect. The table below reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Variable-rate loans are reflected at the earliest re-pricing interval since they re-price according to their terms. Borrowed funds are reflected in the earliest contractual re-pricing interval. Interest-bearing liabilities, with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in expected re-pricing intervals. Time deposits and fixed-rate loans are reflected at their respective contractual maturity dates.

The following table, “Gap Report,” indicates that, on a cumulative basis through the next twelve months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of December 31, 2010 of $38.4 million. This net asset-sensitive position was a result of $125.9 million in interest rate-sensitive assets being available for re-pricing during the next twelve months and $87.5 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of December 31, 2010 is considered by management to be favorable in a flat to increasing interest rate environment.

Gap Report

as of December 31, 2010 (Successor)

(in thousands)	0-180 Days	181-360 Days	1-3 Years	Over 3 Years	Total
Assets:
Cash and cash equivalents	$10,129	$—	$—	$—	$12,201
Mortgage-backed securities	5,660	2,168	5,817	42,391	56,036
Preferred securities	2,253	—	—	—	2,253
Unrealized gains/losses	—	—	—	—	601
Other investments	54	—	—	3,086	3,140
Commercial and industrial	41,537	5,906	11,685	7,548	66,676
Commercial real estate	43,217	637	7,154	2,981	53,989
Real estate loans	12,618	1,024	2,986	6,773	23,401
Consumer loans	475	174	3,168	752	4,569
Other loans	—	—	—	—	(2,574)
Allowance for loan and lease losses	—	—	—	—	(3,210)
Nonaccrual loans	—	—	—	—	8,529
Premises and equipment, net	—	—	—	—	6,450
Intangibles, net	—	—	—	—	14,109
Other real estate owned	—	—	—	—	1,485
Other assets	—	—	—	—	3,546

Total assets	$115,942	$9,909	$30,810	$63,531	$251,201

Liabilities & Capital:
Demand and money market	$10,395	$10,396	$23,242	$3,196	$70,029
Savings	830	831	1,799	—	3,461
Time deposits > $100K	18,818	8,799	15,114	4,435	47,516
Time deposits < $100K	15,822	16,604	13,802	7,201	54,132
Federal funds purchased	—	—	—	—	—
Other borrowings	5,000	—	20,000		25,000
Other liabilities	—	—	—	—	2,274
Shareholders’ equity	—	—	—	—	48,789

Total liabilities & capital	$50,865	$36,630	$73,957	$14,832	$251,201

DISCRETE:
GAP	$65,077	$(26,721)	$(43,147)	$48,699

CUMULATIVE:
GAP	$65,077	$38,356	$(4,791)	$43,908

Commitments and Contingencies

In the normal course of business, we have commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the contracts. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Additionally, we issue letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding, including letters of credit, as of the date stated:

(Successor) December 31, 2010
Commercial lines of credit	$18,161,714
Construction loans
—Residential	1,065,046
—Commercial	7,305,891
Home equity lines of credit	5,949,822
Consumer and overdraft protection	641,113
Letters of credit	328,396

Total commitments	$33,451,982

We have four non-cancelable agreements to lease four banking facilities as of December 31, 2010 with remaining terms of three to six years. The following table presents the current minimum annual commitments under non-cancelable leases in effect at December 31, 2010 for the dates stated:

Year	Commitment
2011	875,985
2012	893,742
2013	911,913
2014	332,248
2015	293,331
2016	24,504

Total lease commitments	$3,331,723

Recent Accounting Pronouncements

Recent accounting pronouncements affecting us are described in the notes to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenith Bankshares, Inc.

We have audited the accompanying consolidated balance sheet of Xenith Bankshares, Inc. and Subsidiary as of December 31, 2010, and the related consolidated statement of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and Subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Xenith Bankshares, Inc. (the “Company”)

Richmond, Virginia

We have audited the accompanying consolidated balance sheet of Xenith Bankshares, Inc. and subsidiary as of December 31, 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows of Xenith Bankshares, Inc. and subsidiary for the year ended December 31, 2009 and First Bankshares, Inc. and subsidiary for the period January 1, 2009 through December 22, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and subsidiary as of December 31, 2009, and the results of operations and cash flows of Xenith Bankshares, Inc. and subsidiary for the year ended December 31, 2009 and First Bankshares, Inc. and subsidiary for the period January 1, 2009 through December 22, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Witt Mares, PLC

Norfolk, Virginia

March 31, 2010

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	(Successor)	(Successor)
	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents
Cash and due from banks	$10,744,982	$35,203,187
Federal funds sold	1,456,000	—

Total cash and cash equivalents	12,200,982	35,203,187
Securities available for sale, at fair value	58,889,563	36,846,737
Loans, net of allowance for loan and lease losses, 2010: $1,765,627; 2009: $0	151,379,974	102,049,697
Premises and equipment, net	6,449,809	6,980,689
Other real estate owned	1,484,606	463,700
Goodwill and other intangible assets, net	14,108,824	14,228,824
Accrued interest receivable	820,947	976,908
Other assets	5,866,704	4,840,961

Total assets	$251,201,409	$201,590,703

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$70,029,759	$22,316,474
Savings	3,461,390	3,295,930
Time	101,648,060	88,535,230

Total deposits	175,139,209	114,147,634
Accrued interest payable	454,105	505,297
Federal funds purchased and borrowed funds	25,000,000	31,260,151
Other liabilities	1,819,413	1,605,588

Total liabilities	202,412,727	147,518,670

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2010 and 2009; 5,846,928 issued and outstanding as of December 31, 2010 and 2009	5,846,928	5,846,928
Additional paid-in capital	57,714,401	57,614,520
Accumulated deficit	(15,374,003)	(9,457,569)
Accumulated other comprehensive income, net of tax	601,356	68,154

Total shareholders’ equity	48,788,682	54,072,033

Total liabilities and shareholders’ equity	$251,201,409	$201,590,703

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 AND

THE PERIOD ENDED DECEMBER 22, 2009

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. December 31, 2010	Xenith Bankshares, Inc. December 31, 2009	First Bankshares, Inc. December 22, 2009
Interest income
Interest and fees on loans	$8,662,174	$151,720	$6,275,815
Interest on securities	2,060,035	61,417	2,361,776
Interest on federal funds sold	37,968	—	2,226

Total interest income	10,760,177	213,137	8,639,817

Interest expense
Interest on deposits	1,115,335	42,307	2,728,654
Interest on time deposits of $100,000 and over	440,074	19,017	859,414
Interest on federal funds purchased and borrowed funds	611,385	20,748	606,702

Total interest expense	2,166,794	82,072	4,194,770

Net interest income	8,593,383	131,065	4,445,047
Provision for loan and lease losses	1,990,000	—	5,500,646

Net interest income (loss) after provision for loan losses	6,603,383	131,065	(1,055,599)

Noninterest income
Service charges on deposit accounts	152,254	4,431	260,132
Gains on sales of investments	107,615	—	232,161
Other	223,214	10,509	59,549

Total noninterest income	483,083	14,940	551,842

Noninterest expense
Compensation and benefits	7,132,251	2,616,012	2,495,355
Occupancy	1,374,599	1,025,333	592,345
FDIC insurance	288,630	12,626	247,934
Bank franchise taxes	278,866	317,083	145,477
Technology	1,263,032	268,388	284,935
Communications	222,836	113,583	36,793
Insurance	252,571	75,989	49,112
Professional fees	1,200,174	525,309	581,906
Merger-related expense	—	1,430,962	1,128,821
Travel	195,236	47,730	17,226
Supplies	150,789	29,646	47,758
Other expenses	643,916	83,588	394,342

Total noninterest expense	13,002,900	6,546,249	6,022,004

(Loss) before income tax expense	(5,916,434)	(6,400,244)	(6,525,761)
Income tax (benefit)	—	(131,400)	(2,218,800)

Net (loss)	(5,916,434)	(6,268,844)	(4,306,961)
Other comprehensive income:
Net unrealized gain (loss) on securities available for sale, net of tax	533,202	35,109	208,255

Comprehensive (loss) income	$(5,383,232)	$(6,233,735)	$(4,098,706)

Per share data (basic and diluted):	$(1.01)	$(2.76)	$(1.90)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE

PERIOD ENDED DECEMBER 22, 2009

	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Predecessor:
Balance—January 1, 2009	7,284,154	8,938,444	662,458	(175,210)	16,709,846

Net income	—	—	(4,306,961)	—	(4,306,961)
Change in net unrealized loss on available-for-sale securities, net of tax expense of $74,818	—	—	—	208,255	208,255

Balance—December 22, 2009	7,284,154	8,938,444	(3,644,503)	33,045	12,611,140

Successor:
Balance—January 1, 2009	—	4,295,300	(3,188,725)	—	1,106,575
Issuance of Xenith Corporation common shares in acquisition of First Bankshares	5,846,928	53,319,220	—	—	59,166,148
Net loss	—	—	(6,268,844)	—	(6,268,844)
Accumulated other comprehensive income	—	—	—	33,045	33,045
Change in net unrealized loss on available-for-sale securities, net of tax expense of $11,937	—	—	—	35,109	35,109

Balance—December 31, 2009	5,846,928	57,614,520	(9,457,569)	68,154	54,072,033

Net loss	—	—	(5,916,434)	—	(5,916,434)
Share-based compensation expense		99,881			99,881
Change in net unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	533,202	533,202

Balance—December 31, 2010	$5,846,928	$57,714,401	$(15,374,003)	$601,356	$48,788,682

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND

THE PERIOD ENDED DECEMBER 22, 2009

	(Successor)	(Successor)	(Predecessor)
	Xenith Bankshares, Inc. December 31, 2010	Xenith Bankshares, Inc. December 31, 2009	First Bankshares, Inc. December 22, 2009
Cash flows from operating activities
Net (loss) income	$(5,916,434)	$(6,268,844)	$(4,306,961)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	1,080,319	507,381	314,472
Net amortization of securities available for sale	520,456	658	47,087
Accretion of acquisition accounting adjustments	(2,725,567)		—
Gains on sales of investments	(107,615)	—	(232,161)
Share-based compensation expense	99,881
Loss on sale of premises and equipment	—	—	7,898
Loss on sale of OREO	5,582	—	43,197
Unrealized loss on OREO	—	—	186,500
Provision for loan and lease losses	1,990,000	—	5,500,646
Loan (charge-offs) net of recoveries	(224,373)	—	(487,929)
Change in operating assets and liabilities
Accrued interest receivable	155,961	(8,117)	202,824
Deferred tax expense (benefit)	—	23,768	(2,434,245)
Other assets	(161,059)	(723,681)	103,208
Accrued interest payable	(51,192)	48,304	(434,704)
Other liabilities	213,825	(1,364,896)	417,900

Net cash (used in) provided by operating activities	(5,120,216)	(7,785,427)	(1,072,268)

Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	43,962,811	—	20,478,975
Purchase of securities	(65,888,254)	—	(3,475,000)
Net proceeds from sale of OREO	226,066	—	606,318
Proceeds from sale of premises and equipment	13,500	—	—
(Purchase) sale of FRB and FHLB stock	(861,750)	—	204,750
Net (increase) decrease in loans	(50,702,891)	678,396	5,519,686
Net purchases of premises and equipment	(442,895)	(592,254)	(52,523)

Net cash (used in) provided by investing activities	(73,693,413)	86,142	23,282,206

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	47,878,745	657,802	1,312,860
Net increase (decrease) in time deposits	14,192,830	322,531	(20,562,196)
Net (decrease) in federal funds purchased and borrowed funds	(6,260,151)	1,247,151	(5,997,972)
Cash proceeds from stock offering	—	43,286,000	—
Cash paid to shareholders for converted shares	—	(5,251,804)	—
Issuance of warrants	—	205,000	—
Cash acquired in merger	—	2,155,591	—

Net cash provided by (used in) financing activities	55,811,424	42,622,271	(25,247,308)

Net (decrease) increase in cash and cash equivalents	(23,002,205)	34,922,986	(3,037,370)
Cash and cash equivalents
Beginning of period	35,203,187	280,201	5,192,961

End of period	$12,200,982	$35,203,187	$2,155,591

Supplementary Disclosure of Cash Flow Information
Cash Payments for:
Interest	$3,297,986	$4,663,242	$—

Income Taxes	$—	$284,407	$—

Transfer of loans to foreclosed assets	$1,252,554	$435,635	$—

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2010 and 2009

Note 1—Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or “the company”) is the bank holding company for Xenith Bank (“the Bank”), a Virginia-based institution headquartered in Richmond, Virginia. The company, through the Bank, operates five full-service branches: one branch in Tysons Corner, Virginia, one branch in Richmond, Virginia, and three branches in Suffolk, Virginia. Xenith Bank presently operates under the trade name SuffolkFirst Bank at its locations in Suffolk, Virginia.

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

Accordingly, the consolidated statements of operations and comprehensive income (loss) and cash flows of First Bankshares (the predecessor) for the period ended December 22, 2009 have been presented. No adjustments are needed to the amounts for First Bankshares (the predecessor) to comply with Article 11 of Regulation S-K, as purchase accounting adjustments impacting the statements of operations are deemed to be immaterial or not applicable. Due to the adjustments to the basis of assets and liabilities as a result of applying the acquisition method of accounting, the financial statements of Xenith Bankshares (the successor) and First Bankshares (the predecessor) are not directly comparable.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of December 31, 2010 and 2009 include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. The consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2009 for Xenith Bankshares includes the accounts of Xenith Corporation (formerly Xenith Bank [In Organization]) for the period from January 1 through December 22, 2009 and the accounts of the combined entity for the period from December 23, 2009 through December 31, 2009. The consolidated statement of operations and comprehensive income (loss) for the period January 1 through December 22, 2009 for First Bankshares includes the accounts of First Bankshares and its wholly-owned subsidiary, SuffolkFirst Bank. All significant intercompany accounts have been eliminated.

Reclassifications

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported assets, liabilities, shareholders’ equity, net income (loss) or cash flows from operations.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as, the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for the Merger

The merger was treated as a reverse acquisition for accounting purposes. Therefore, the merger was accounted for using the acquisition method of accounting, and accordingly, the assets acquired and liabilities assumed of First Bankshares were recognized at fair value on the date of the merger, with Xenith Corporation being treated as the acquirer.

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

As a result of the merger, the shareholders of Xenith Corporation as of the merger date owned 73.2% of Xenith Bankshares, and the shareholders of First Bankshares as of the merger date owned the remaining 26.8% of Xenith Bankshares.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Cash and cash equivalents

The company considers all highly-liquid debt instruments with original maturities, or maturities when purchased, of three months or less to be cash equivalents. Cash and cash equivalents include cash, due from banks, federal funds sold and short-term debt securities.

Securities

Marketable securities are classified into three categories:

1.	debt securities that the company has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost;

2.	debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in net income; and

3.	debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from net income (loss). Such unrealized gains and losses are reported in other comprehensive income, net of tax, and as a separate component of shareholders’ equity, net of tax.

The company holds no trading securities or held-to-maturity securities. Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on disposition of securities are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method.

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

As a member of the Federal Reserve, the Bank is required to own shares of Federal Reserve stock in an amount equal to 6.0% of total common stock and capital surplus. FHLB stock and Federal Reserve stock are carried at cost.

As of December 31, 2010 and 2009, the Bank had $3.1 million and $2.2 million, respectively, in FHLB and Federal Reserve stock which is included in other assets on the company’s consolidated balance sheets.

Loans

Loans are carried at their principal amount outstanding plus or minus unamortized fair value adjustments for acquired loans. Interest income is recorded as earned on an accrual basis. The accrual of interest income is discontinued when a loan is greater than 90 days past due as to interest or principal. Subsequent cash receipts are applied to principal until the loan is in compliance. Loan origination fees, net of origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The company uses the allowance method in providing for possible loan losses. Loans that are deemed impaired at acquisition, due to a decline in credit quality since origination, are accounted for using the cost recovery method, as an appropriate accretable yield cannot be determined.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Management considers loans to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, payment history, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk ratings, loan review and regulatory examinations. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. All non-performing loans are considered to be impaired loans. All cash receipts are applied to principal after any loan becomes non-performing. As of December 31, 2010 and 2009, the company had $2.8 million and $4.1 million, respectively, of impaired loans, net of merger date fair value adjustments of $1.4 million and $3.6 million, respectively. Impaired loans represent 1.9% and 4.1% at December 31, 2010 and 2009, respectively, of total loans.

Allowance for Loan Lease Losses

The company’s allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Accounting by Creditors for Impairment of a Loan,” and (2) components of collective loan impairment recognized pursuant to FASB ASC Topic 450, “Accounting for Contingencies.” Specific reserves are recorded for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that all amounts due (interest as well as principal) according to the contractual terms of the loan agreement will be uncollectible.

The allowance for loan and lease losses is based on management’s periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans, as well as loss history from banks in Virginia and across the country. In evaluating the loan portfolio, management considers qualitative factors, including general economic conditions, nationally, regionally and in the company’s target markets, and the values of collateral. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses, which is reflected in the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

In assessing the adequacy of the allowance for loan and lease losses, the company evaluates loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on management’s assessment of the borrower’s financial capacity and the other is based on the assessment of the quality of collateral. In addition to risk ratings, management considers internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to policies, and external observable data such as industry and general economic trends.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company’s allowance for loan and lease losses. Such agencies may require the company to recognize additions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

As of December 22, 2009, prior to the merger, the allowance for loan and lease losses was $6.7 million and reflected a provision expense of $5.5 million for the period January 1 through December 22, 2009. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 due to adjustments attributable to the acquisition method of accounting.

Premises, Equipment and Depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation or amortization. Premises and equipment acquired pursuant to a business combination are recorded at fair value. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred. The costs of major additions and improvements are capitalized and depreciated over their estimated useful lives as follows:

Building and improvements	5 to 40 years
Equipment, furniture and fixtures	3 to 20 years

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs of disposal, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and, if required, the carrying amount of the assets are adjusted to the lower of carrying amount or the fair value less cost to sell. Revenue and expenses from operations and changes in the valuation of other real estate owned are included in net income (loss).

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The resultant impairment, if any, is charged to net income. Management has concluded that none of its recorded goodwill is impaired as of the testing date, which was October 31, 2010.

Other intangible assets, which include core deposit intangibles, are acquired through purchase or business combinations and are stated at fair value at the acquisition date. Intangible assets are amortized over their estimated useful life. The company’s other intangible assets consist of core deposit intangibles which are being amortized on a straight-line basis over ten years. The company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of other intangible assets may be impaired.

Operating Leases

The company has operating leases for four of its locations. The lease agreements for certain locations contain rent escalation clauses, rent holidays and leasehold improvement allowances. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, and leasehold improvement allowances received are recognized on a straight-line basis over the terms of the leases in occupancy expense. Liabilities related to the difference between actual payments and the straight-lining of rent are recorded in other liabilities on the consolidated balance sheets.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Income Taxes

The company computes its income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are evaluated for recoverability, and a valuation allowance is provided until it is more likely than not that these tax benefits will be realized. Any estimated tax exposure items identified would be considered in a tax contingency reserve. Changes in any tax contingency reserve would be based on specific developments, events or transactions.

Share-based compensation

The company accounts for share-based compensation awards at the estimated fair value at the grant date of the award, and compensation expense for the grant-date fair value of the award is recognized over the vesting period of the award for awards expected to vest on a straight-line basis.

Note 3—Business Combination

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

Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. The merger is accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, and accordingly, the assets and liabilities of First Bankshares were recorded at their fair value on December 22, 2009 in the consolidated balance sheet of Xenith Bankshares. The merger qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

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

Xenith Corporation and First Bankshares merged to create an institution positioned to compete with the larger, more established super-regional and national banks, as well as the smaller, locally-managed community banks throughout our target markets. The resulting goodwill effectively represents the value expected to be realized through the merger.

The consideration paid for First Bankshares and the amounts of acquired identifiable assets and liabilities assumed as of the merger date were as follows:

Costs to acquire First Bankshares:
Issuance of Xenith Corporation common stock	$15,758,196
Cash consideration paid	5,251,804

Total consideration to acquire First Bankshares	$21,010,000

First Bankshares’ net assets at fair value:
First Bankshares shareholders’ equity at December 22, 2009	12,611,140
Adjustments to reflect assets acquired at fair value:
Interest rate on loans	(900,000)
Other real estate owned	(100,000)
Premises and equipment	(500,000)
Core deposit intangibles	1,240,000
Net valuation allowance of deferred tax assets	(2,067,065)
Adjustments to reflect liabilities acquired at fair value:
Interest-bearing deposits	(2,132,000)
Other	(130,899)

Adjusted identifiable net assets acquired	$8,021,176

Total goodwill resulting from merger	$12,988,824

The carrying amount of acquired loans immediately prior to the merger consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
Commercial real estate	$33,769,776	$6,505,422	$40,275,198
Commercial and industrial	44,103,955	1,058,477	45,162,432
Residential real estate	22,530,239	146,601	22,676,840
Consumer	1,556,784	—	1,556,784
Overdrafts	18,711	—	18,711

Total loans	$101,979,465	$7,710,500	$109,689,965

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table presents the purchased loans receivable at the date of merger and the fair value adjustment recorded immediately following the merger:

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
Contractually required principal payments receivable	$101,979,465	$7,710,500	$109,689,965
Fair value adjustment for credit and interest rates	(4,071,024)	(3,569,244)	(7,640,268)

Fair value of purchased loans receivable	$97,908,441	$4,141,256	$102,049,697

The fair value adjustment at merger was comprised of a credit and interest rate adjustment of $7.6 million. The remaining fair value adjustment for credit and interest rates as of December 31, 2010 was $3.8 million.

The outstanding balance of purchased loans identified as impaired at the merger date that remains outstanding as of December 31, 2010 was $3.2 million.

Note 4—Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements for the weeks including December 31, 2010 and December 31, 2009 were $460 thousand and $381 thousand, respectively.

Note 5—Securities

The following tables present the book value and fair value of securities for the dates stated:

	December 31, 2010 (Successor)
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
—Fixed rate	$43,445,430	$298,429	—	$43,743,859
—Variable rate	5,034,406	237,236	—	5,271,642
Collateralized mortgage obligations	7,555,277	85,785	—	7,641,062
Trust preferred securities	2,253,094	—	$(20,094)	2,233,000

Total securities available for sale	$58,288,207	$621,450	$(20,094)	$58,889,563

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

	December 31, 2009 (Successor)
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securities available for sale:
U.S. agencies	$17,700,601	$116,508	$(6,667)	$17,810,442
Mortgage-backed securities
—Fixed rate	4,983,564	37,086	(20,540)	5,000,110
—Variable rate	7,102,185	64,279	(6,174)	7,160,290
Municipals
—Taxable	2,111,980	—	(38,700)	2,073,280
—Tax exempt	535,600	—	(985)	534,615
Trust preferred securities	4,262,500	5,500	—	4,268,000

Total securities available for sale	$36,696,430	$223,373	$(73,066)	$36,846,737

At December 31, 2010 and 2009, the company had securities with a fair value of $26.8 million and $20.7 million, respectively, pledged as collateral against borrowings and public deposits.

The following tables present the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	December 31, 2010 (Successor)
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Collateralized Mortgage Obligations
—Government National Mortage Association	$5,162,921	$5,180,273	10.58%
Mortgage-backed securities
—Federal National Mortgage Association	36,240,122	36,478,962	74.28%
—Federal Home Loan Mortgage Corporation	12,050,620	12,342,438	24.70%

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated:

	December 31, 2010 (Successor)
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
—Variable rate	$10,300,772	$(232,398)	$—	$—	$10,300,772	$(232,398)
Collateralized Mortgage
Obligations	2,708,533	(44,738)	—	—	2,708,533	(44,738)
Trust preferred securities	2,233,000	(20,094)	—	—	2,233,000	(20,094)

Total securities	$15,242,305	$(297,230)	$—	$—	$15,242,305	$(297,230)

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

	December 31, 2009 (Successor)
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Agencies	$15,763,328	$(236,672)	$—	$—	$15,763,328	$(236,672)
Mortgage-backed securities
—Variable rate	54,115	(184)	—	—	54,115	(184)
Trust preferred securities	—	—	4,268,000	(254,787)	4,268,000	(254,787)

Total securities	$15,817,443	$(236,856)	$4,268,000	$(254,787)	$20,085,443	$(491,643)

At December 31, 2010, the company held interests in two trust preferred securities with an aggregate book value of $2.3 million (fair value of $2.2 million). Of this total, one of the trust preferred securities in the amount of $1.1 million (book and fair value) had a split rating of Baa3 by Moody’s Investors Service, Inc. and BB+ by Standard and Poor’s Rating Services. All other securities are investment grade. The unrealized loss positions at December 31, 2010 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that are in an unrealized loss position at December 31, 2010, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010, and no impairment has been recognized.

Note 6—Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	(Successor)		(Successor)
	December 31, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$68,045,194	44.43%	$43,467,134	42.59%
Commercial real estate	57,035,207	37.24%	34,978,917	34.28%
Residential real estate	23,337,126	15.24%	22,061,275	21.62%
Consumer	4,714,520	3.08%	1,523,660	1.49%
Overdrafts	13,554	0.01%	18,711	0.02%

Total loans	153,145,601	100.00%	102,049,697	100.00%
Allowance for loan and lease losses	(1,765,627)		—

Total loans, net of allowance for loan and lease losses	$151,379,974		$102,049,697

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table presents the company’s loans by regulatory risk ratings classification and by loan type as of the dates stated. As defined by the Federal Reserve, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard, or doubtful are classified as “pass”.

	(Successor) December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$63,742,962	$2,028,628	$1,901,769	$371,835	$68,045,194
Commercial real estate	45,466,492	6,290,171	4,738,857	539,687	57,035,207
Residential real estate	22,687,472	505,861	143,793	—	23,337,126
Consumer	4,633,658	80,862	—	—	4,714,520
Overdrafts	13,554	—	—	—	13,554

Total loans	$136,544,138	$8,905,522	$6,784,419	$911,522	$153,145,601

	(Successor) December 31, 2009
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$40,278,162	$960,030	$1,796,234	$432,708	$43,467,134
Commercial real estate	25,469,911	5,419,304	3,679,720	409,982	34,978,917
Residential real estate	21,361,669	431,756	267,850	—	22,061,275
Consumer	1,497,208	21,047	3,997	1,408	1,523,660
Overdrafts	18,711	—	—	—	18,711

Total loans	$88,625,661	$6,832,137	$5,747,801	$844,098	$102,049,697

The following table presents the allowance for loan and lease losses and the amount independently and collectively evaluated for impairment by loan type and loans in each category to total loans as of the dates stated. The allowance for loan and lease losses at December 22, 2009, the merger date, was $6.7 million. Immediately following the merger, the allowance was reduced to $0 due to adjustments attributable to the acquisition method of accounting. No additional provision was recorded for the period December 23, 2009 through December 31, 2009.

	December 31, 2010 (Successor)
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$469,640	$—	$469,640
Commercial real estate	1,105,898	360,000	745,898
Residential real estate	163,675	—	163,675
Consumer	26,414	—	26,414

Total allowance for loan losses	$1,765,627	$360,000	$1,405,627

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated.

	(Successor) December 31, 2010	(Successor) December 31, 2009
Balance at beginning of period	$—	$1,687,283
Charge-offs:
Commercial and industrial	—	187,065
Commercial real estate	200,000	133,267
Residential real estate	51,913	214,352
Consumer	606	4,953
Overdrafts	15,591	—

Total charge-offs	268,110	539,637

Recoveries:
Commercial and industrial	—	31,644
Commercial real estate	43,000	18,954
Residential real estate	140	—
Consumer	—	1,110
Overdrafts	597	—

Total recoveries	43,737	51,708

Net charge-offs	224,373	487,929

Allowance, net of charge-offs and recoveries	(224,373)	1,199,354
Additions to the allowance for loan and lease losses	1,990,000	5,500,646

Allowance after additions	1,765,627	6,700,000
Acquisition fair value adjustment	—	(6,700,000)

Balance at end of period	$1,765,627	$—

The following table presents non-accrual loans and other real estate owned as of the dates stated. As of December 31, 2010, there were no loans past due 90 days or more for which interest is accruing.

	(Successor) December 31, 2010	(Successor) December 31, 2009
Commercial and industrial	$389,204	912,960
Commercial real estate	2,449,318	3,216,621
Residential real estate	—	—
Consumer	3,031	—

Non-accrual loans	$2,841,553	$4,129,581
Other real estate owned	1,484,606	463,700

Total nonperforming assets	$4,326,159	$4,593,281

As of December 31, 2010, the company had $1.6 million in loans which were past due 30 to 89 days and $2.8 million past due 90 days or more (non-accrual loans). As of December 31, 2009, the company had $941 thousand in loans past due 30 to 89 days and $4.1 million past due 90 days or more (non-accrual loans). During 2010, one loan in the purchased performing portfolio was determined to be impaired, in the amount of $909 thousand, for which an allowance of $110 thousand has been provided.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Note 7—Related Parties

Both the company’s and the Bank’s officers and directors and their related interests have various types of loans with the Bank. At December 31, 2010 and 2009, the total of these related-party loans outstanding were $2.3 million and $1.8 million, respectively. New loans to officers and directors in 2010 and 2009 totaled $880 thousand and $654 thousand, respectively, and repayments in 2010 and 2009 amounted to $280 thousand and $4.1 million, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2010 and 2009 represent $1.8 million and $1.3 million, respectively.

In July, 2008, Xenith Bank [In Organization] entered into a licensing and administrative support agreement with an affiliate of BankCap Partners Fund, referred to herein as the licensor, pursuant to which the licensor granted Xenith Bank [In Organization] a sublicense to use and otherwise access an extensive library of intellectual property that the licensor licenses from a third-party licensor. Xenith Corporation succeeded to the interests of Xenith Bank [In Organization]. The company assumed the rights and obligations of Xenith Corporation under the licensing and administrative support agreement by operation of law at the effective time of the merger and immediately transferred all of our rights and interests under the licensing and administrative support agreement to the Bank under an assignment and assumption agreement. Under the licensing and administrative support agreement, as amended, the licensor also provides certain administrative support services, including (1) ongoing support and administrative updates with respect to the licensed materials, (2) coordinating communications relating to bank management best practices, (3) financial modeling, peer group formation, analysis and benchmarking, (4) performing market research on significant intra-market competitors, and (5) providing input on capital raising strategies. The term of the sublicense is perpetual. The administrative support services terminated in accordance with the terms of the agreement on December 22, 2010. Xenith Corporation paid the licensor a total fee of $600,000 for the license and administrative support services upon the completion of the merger. Of this amount, $280 thousand was related to the issuance of capital in 2009 and $320 thousand is included in non-interest expense in the year ended December 31, 2010.

In addition, Xenith Corporation reimbursed BankCap Partners for certain direct and adequately documented expenses it incurred on behalf of Xenith Corporation including, but not limited to, legal, professional recruiting and travel expenses. Amounts for these expenses reimbursed to BankCap Partners in the year ended December 31, 2009 were $197 thousand. For the year ended December 31, 2010, the company reimbursed BankCap Partners $17 thousand for travel expenses.

Note 8—Goodwill and Other Intangible Assets

As part of the purchase price allocation for the acquisition of First Bankshares on December 22, 2009, the company recorded $13.0 million in goodwill and $1.2 million of core deposit intangibles. In accordance with the FASB ASC Topic 350, goodwill is not amortized, but is tested at least annually for impairment and more frequently if impairment indicators are evident. Core deposit intangible assets are being amortized over a ten-year period.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table presents goodwill and other intangible assets as of the dates stated:

	(Successor) December 31, 2010	(Successor) December 31, 2009
Amortizable core deposit intangibles:
Gross carrying value	$1,240,000	$1,240,000
Accumulated amortization	(120,000)	—

Net carrying value	$1,120,000	$1,240,000

Unamortizable goodwill:
Carrying value	$12,988,824	$12,988,824

Total goodwill and other intangible assets, net	$14,108,824	$14,228,824

Note 9—Premises and Equipment

The following table presents premises and equipment as of the dates stated:

	(Successor) December 31, 2010	(Successor) December 31, 2009
Land	$1,039,500	$1,139,500
Building and leasehold improvements	4,415,310	4,310,950
Equipment, furniture and fixtures	3,548,692	3,110,122
Vehicles	64,214	93,213

Total premises and equipment	9,067,716	8,653,785
Less: accumulated depreciation	(2,617,907)	(1,673,096)

Premises and equipment, net	$6,449,808	$6,980,689

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2010 and 2009, and the period January 1 through December 22, 2009, was $960 thousand, $338 thousand and $24 thousand, respectively.

Note 10—Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	(Successor) December 31, 2010	(Successor) December 31, 2009
Noninterest-bearing demand deposits	$22,800,134	$14,646,206
Interest-bearing:
Demand and money market	47,229,625	7,670,269
Savings deposits	3,461,390	3,295,930
Time deposits of $100,000 or more	47,515,788	37,127,448
Other time deposits	54,132,272	51,407,781

Total deposits	$175,139,209	$114,147,634

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table presents time deposit accounts by year of maturity for the next five years and thereafter as of December 31, 2010:

	Total	Weighted Average Rate
2011	$60,982,247	1.68%
2012	21,929,017	2.86%
2013	7,100,004	2.30%
2014	2,620,123	2.68%
2015	8,303,446	2.88%
thereafter	713,223	2.65%

Total time deposits	$101,648,060

Note 11—Borrowings

Short-term borrowing sources include federal funds purchased and a $5.0 million credit line with the Bank’s correspondent bank. The Bank also has a secured facility with the FHLB, under which total credit availability is equal to 30% of total assets. At December 31, 2010 and 2009, the Bank had federal funds purchased of $0 and $1.6 million and short-term FHLB borrowings of $0 and $4.7 million, respectively.

The Bank also has an uncommitted line of credit by a national bank to borrow federal funds up to $5.0 million on an unsecured basis. The line of credit is not a confirmed line or loan and terminates on August 31, 2011, if not cancelled earlier. There have been no amounts borrowed under this uncommitted line of credit.

Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB borrowings until maturity.

At December 31, 2010 and 2009, the Bank had long-term FHLB borrowings of $25.0 million. Interest is payable on a monthly basis on fixed-rate borrowings and on a quarterly basis on convertible borrowings until maturity. The following table presents terms of FHLB long-term borrowings as of December 31, 2010:

Maturity Date	Type	Interest Rate	Balance
March 4, 2011	Fixed rate	2.07%	$5,000,000
January 25, 2013	Fixed rate	2.495%	20,000,000

The borrowings are collateralized by whole loans and a portion of pledged securities.

Note 12—Income Taxes

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

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

At December 31, 2010, net deferred tax assets are $7.0 million, for which a full valuation allowance is recorded, based primarily on the fact that the company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating losses which are carried forward is dependent on the company generating sufficient future taxable income. The statutory carryforward period for net operating losses under current law is 20 years. Estimated net operating losses available for carryforward at December 31, 2010 are $7.8 million, which would expire, if not utilized, in 2030.

The following table presents the components of the net deferred tax and the valuation allowance as of the date stated:

	(Successor) December 31, 2010	(Successor) December 31, 2009
Deferred tax assets
Allowance for loan losses	$600,313	$—
Start up costs	2,295,916	2,459,910
Acquisition accounting adjustments	1,681,866	3,091,280
Incentives related to leases	125,117	124,596
Accrued sick leave	34,324	44,506
Other miscellaneous tax assets	47,546	4,000
Net operating loss carryforward	2,659,911	—

Gross deferred tax assets	7,444,993	5,724,291

Deferred tax liabilities
Depreciation	164,726	190,145
Unearned loan costs in excess of loan fees	66,086	40,039
Unrealized gains on available-for-sale securities	204,461	35,038

Gross deferred tax liabilities	435,273	265,221

Net deferred tax asset before valuation allowance	7,009,720	5,459,070

Valuation allowance	7,009,720	5,459,070

Net deferred tax asset	$—	$—

The following table presents the company’s effective tax rate reconciled to the statutory rate for the date stated:

	(Successor) December 31, 2010
	Tax	Rate
Income tax benefit at statutory rate	$(2,011,588)	34.00%
Meals and entertainment	7,605	-0.13%
Tax-exempt interest income	(9,006)	0.15%
Valuation allowance	2,012,989	-34.02%

Income tax benefit reported	$—	0.00%

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Note 13—(Loss) per Share

The loss per share for the periods presented do not include shares of common stock issuable upon the exercise of outstanding options and upon exercise of outstanding warrants to purchase shares of common stock, because, in each case, the exercise price of the stock options and warrants, as applicable, was higher than the market price for the company’s common stock for all dates within the reporting periods.

The following table presents basic and diluted income (loss) per share for the periods stated:

	(Successor) Xenith Bankshares, Inc. Year Ended December 31, 2010	(Successor) Xenith Bankshares, Inc. Year Ended December 31, 2009	(Predecessor) First Bankshares, Inc. Period Ended December 22, 2009
Net (loss)	$(5,916,434)	$(6,268,844)	$(4,306,961)
Weighted average number of shares outstanding	5,846,928	2,276,298	2,276,298
(Loss) per share, basic	$(1.01)	$(2.76)	$(1.90)

(Loss) per share, assuming dilution	$(1.01)	$(2.76)	$(1.90)

Note 14—Share-based Compensation

The company has two share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers, and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options, 94,493 options were granted to First Bankshares directors and key employees under the plan and were fully vested. These stock options remain outstanding following the merger and are exercisable for shares of the company’s common stock. Of these options, 80,028 remain outstanding at December 31, 2010. The company does not intend to grant any additional awards under this plan.

In connection with the merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (“the 2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Corporation common stock based at the exchange ratio of 0.8700 and a weighted average exercise price of $11.49 per share. On December 22, 2009, the Compensation and Governance Committee of the Board of Directors (“the Committee”), pursuant to authority delegated to it by the Board of Directors, granted an aggregate of 8,700 options to purchase shares of the company’s common stock at a weighted average exercise price of $11.49 per share. These options have a ten-year term and will vest in three equal installments on each anniversary of the completion of the merger.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table summarizes stock option activity for the periods stated:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2008	94,493	$7.81	94,493	$7.81
Converted at merger	233,160	11.49
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2009	327,653	10.43	94,493	7.81
Granted	43,500	6.77
Exercised	—	—
Forfeited	(14,465)	8.03

Balance at December 31, 2010	356,688	$10.08	156,971	$9.59

A summary of stock options outstanding and exercisable at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
7.27	43,178	2.50	$7.27	43,178	2.50	$7.27
8.36	36,850	4.00	8.36	36,850	4.00	8.36
11.49	238,160	9.00	11.49	76,943	9.00	11.49
5.95-7.00	38,500	9.11	10.75	—	9.11	10.75

	356,688	7.71	$10.08	156,971	6.04	$3.96

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatility of the company’s stock. The company estimates option exercises and employee terminations within the valuation model. Changes in the fair value of options (in the event of an award modification) are reflected as an adjustment to compensation expense in the period in which the change occurs. The risk-free rate for the period within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table presents the assumptions for the periods stated:

	2010	2009
Expected life in years	6.0	6.0
Expected volatility	50.0%	50.0%
Risk-free interest rate	2.0-3.28%	3.21%

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table summarizes non-vested stock option activity for the year ended December 31, 2010 (all options are expected to vest):

	Stock Options	Weighted Average Grant-Date Fair Value
Balance at December 31, 2009	233,160	0.97
Granted	43,500	2.93
Vested	76,943	0.97
Forfeited	—	—

Balance at December 31, 2010	199,717

Total share-based compensation expense for the years ended December 31, 2010 and 2009, was $99,881 and $0, respectively. At December 31, 2010, total unrecognized compensation cost related to non-vested awards was $253.5 thousand, expected to be recognized over a weighted-average period of 2.25 years.

Note 15—401(k) Plan

During 2010, the company combined two 401(k) defined contribution plans into a single restated plan covering all eligible employees. There are no age or service requirements. The company may, at its discretion, subject to certain limitations, contribute matching contributions to the plan. The company had expense of $80,000 and $0 for the years ended December 31, 2010 and 2009, respectively, for plan contributions.

Note 16—Warrants

An aggregate of 648,000 warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the merger were converted into an aggregate of 563,760 warrants to purchase shares of Xenith Bankshares common stock based on the exchange ratio at an exercise price of $11.49 per share. These warrants are exercisable immediately and expire on May 8, 2019.

Note 17—Dividend Restrictions

Under Virginia law, no dividend may be declared or paid out of a Virginia charter bank’s paid-in capital. Xenith Bankshares, as the holding company for Xenith Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the company’s financial soundness and may also permit the payment of dividends not otherwise allowed by Virginia law.

Note 18—Regulatory Matters

The company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012.

Management believes that the company meets all capital adequacy requirements to which it is subject, including those contained in the company’s business plan submitted to the Federal Reserve, at December 31, 2010 and 2009.

As of December 31, 2010, the company is considered to be well-capitalized under the regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification date that management believes has changed this category.

The following table presents the Bank’s regulatory capital amounts and ratios, as well as minimum capital ratios required, as of the dates stated. The company’s regulatory capital amounts and ratios do not differ.

(In thousands)	(Successor) December 31, 2010	(Successor) December 31, 2009
Tier 1 capital:
Common stock	$5,847	$5,847
Additional paid-in capital	57,714	57,614
Retained (deficit)	(15,374)	(9,457)
Accumulated other comprehensive income	601	68

Total bank equity capital	48,788	54,072
Net unrealized (gain) on available-for-sale securities	(601)	(68)
Disallowed goodwill and other disallowed intangible assets	(14,109)	(14,229)

Total Tier 1 capital	$34,078	$39,775

Tier 2 capital:
Allowance for loan and lease losses (1)	$1,766	$—

Total risk-based capital	$35,844	$39,775

Average total assets for leverage capital	$230,510	$161,988

Risk-weighted assets	$167,629	$118,156

(1)	Allowance for loan and lease losses included in Tier 2 capital is limited to 1.25% of gross risk-weighted assets.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

	(Successor) December 31, 2010	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	14.78%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	20.33%	4.00%	> 6.00%
Total risk-based capital ratio	21.38%	8.00%	> 10.00%

Note 19—Commitments and Contingencies

In the normal course of business, the Bank has commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the contracts. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Additionally, the Bank issues letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.

The following table presents unfunded commitments outstanding as of the dates stated:

	(Successor) December 31, 2010	(Successor) December 31, 2009
Commercial lines of credit	$18,161,714	$4,691,773
Construction loans
—Commercial	7,305,891	2,924,801
—Residential	1,065,046	—
Home equity lines of credit	5,949,822	6,069,903
Consumer and overdraft protection	641,113	107,679
Letters of credit	328,396	—

Total commitments	$33,451,982	$13,794,156

The company has entered into non-cancelable agreements to lease four of its facilities with remaining terms of three to six years. The following table presents the future minimum annual commitments under non-cancelable leases in effect at December 31, 2010 for the periods stated:

Year	Commitment
2011	875,985
2012	893,742
2013	911,913
2014	332,248
2015	293,331
2016	24,504

Total lease commitments	$3,331,723

Rent expense under operating leases for banking facilities was $845 thousand and $707 thousand for the years ended December 31, 2010 and 2009, respectively.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Note 20—Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans. Consumer loans are primarily to residents of or owners of businesses in the company’s market area. At December 31, 2010, the Bank had loans secured by residential real estate located primarily within the Bank’s immediate market representing $23.3 million, or 15.2% of total loans. Therefore, a major factor in determining borrowers’ ability to honor their agreements, as well as the Bank’s ability to realize the value of any underlying collateral, if necessary, is influenced by economic conditions in this market area.

The Bank has purchased loans from other banks (participation loans) that include hotel loans. Hotel loans are identified as a concentration of credit as it relates to the percentage of total outstanding loans. Hotel loans at December 31, 2010, represented $14.4 million, or 9.4% of the loan portfolio.

The Bank maintains cash balances with several financial institutions. As of December 31, 2010, these accounts are insured by the FDIC up to $250,000. At December 31, 2010, the Bank had $1.5 million of uninsured funds in these financial institutions.

Note 21—Fair Value Measurements

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

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter, and, based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The company expects changes in classifications between levels will be rare.

Securities Available for Sale:

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

The methodology for measuring the fair value of other financial assets and financial liabilities that are not recorded at fair value on a recurring or nonrecurring basis are discussed below.

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

Impaired Loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

Deposit Liabilities:

The balance of demand deposits, NOW accounts, and money market and savings deposits approximates the fair value payable on demand to the accountholder.

Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses at the company’s current incremental borrowing rates for similar types of borrowing arrangements. Fair values of long-term borrowings are estimated using discounted cash flow analyses using interest rates currently offered for borrowings with similar terms.

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

As noted, certain assets are measured at fair value on a recurring and nonrecurring basis. The following table presents these assets as of the dates stated:

		Fair Value Measurements Using
(Successor)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2010:
Assets measured on a recurring basis:
Securities available for sale	$58,889,563	$—	$58,889,563	$—
Assets measured on a nonrecurring basis:
Impaired loans	4,092,186	—	—	4,092,186
Other real estate owned	1,484,606	—	—	1,484,606
As of December 31, 2009:
Assets measured on a recurring basis:
Securities available for sale	36,846,737	—	36,846,737	—
Assets measured on a nonrecurring basis:
Impaired loans	4,557,471	—	—	4,557,471
Other real estate owned	463,700	—	—	463,700

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	December 31, 2010 (Successor)		December 31, 2009 (Successor)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$10,744,982	$10,744,982	$35,203,187	$35,203,187
Federal funds sold	1,456,000	1,456,000	—	—
Securities available for sale	58,889,563	58,889,563	36,846,737	36,846,737
Other investments		—	2,278,752	2,278,752
Loans	151,379,974	152,020,000	102,049,697	102,049,697
Accrued interest receivable	820,947	820,947	976,908	976,908

Financial Liabilities
Federal funds purchased	$—	$—	$1,552,000	$1,552,000
Other borrowed funds
—Short-term borrowings	—	—	4,708,151	4,708,151
—Long-term borrowings	25,000,000	25,692,778	25,000,000	25,000,000
Deposits	175,139,210	175,919,000	114,147,634	114,147,634
Accrued interest payable	454,105	454,105	505,297	505,297

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

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets, premises and equipment, and other real estate owned. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

Note 22—Parent Company Financial Statements

Xenith Bankshares, Inc. is the parent company of Xenith Bank. The following table presents the assets, liabilities and shareholders’ equity of Xenith Bankshares, Inc. for the dates stated:

	(Successor)	(Successor)
	December 31, 2010	December 31, 2009
Assets
Investment in subsidiary	$48,788,682	$54,072,033

Total assets	$48,788,682	$54,072,033

Liabilities and shareholders’ Equity
Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized; 0 outstanding Common stock, $1.00 par value; 100,000,000 shares authorized as of December 31, 2010 and 2009; 5,846,928 issued and outstanding as of December 31, 2010 and 2009	$5,846,928	$5,846,928
Additional paid-in capital	57,714,401	57,614,520
Retained (deficit) earnings	(15,374,003)	(9,457,569)
Accumulated other comprehensive income (loss), net	601,356	68,154

Total liabilities and shareholders’ equity	$48,788,682	$54,072,033

Note 23—Recent Accounting Pronouncements

Accounting Standards Update, or ASU, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” or ASU 820. ASU 820, which amends FASB ASC 820-10, requires new disclosure (1) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (2) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis. In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and non-recurring fair value measurements. The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (FASB ASC 715-20). These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to FASB ASC 820-10 on how to determine appropriate class to present fair value disclosures. ASU 820 is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. ASU 820 requires additional disclosures only and will not have an impact on our consolidated financial statements.

FASB ASC 860—“Accounting for Transfers of Financial Assets,” or Topic 860. Topic 860 is a revision to preceding guidance and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing—Accounting for Transfers of Financial Assets.” This update formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and provides a revision for Topic 860 to

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2010 and 2009

require more information about transfers of financial assets. This statement and update became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this statement and update did not have a material impact on our consolidated financial statements.

ASU No. 2010-06—“Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. This update provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures,” which require new disclosures for transfers in and out of Levels 1 and 2, and for activity in Level 3 fair value measurements. In addition, ASU 2010-06 provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. Fair value measurement disclosures should be provided for each class of assets and liabilities, and disclosures should be made about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring measurements that fall in either Level 2 or Level 3. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting. ASU No. 2010-06 requires additional disclosures only and will not have an impact on our consolidated financial statements.

Note 24—Subsequent Events

As of December 31, 2010, OREO was $1.5 million on the company’s consolidated balance sheet. Subsequent to December 31, 2010, the company sold its interest in a property held as OREO for $1.3 million, resulting in a gain of $119 thousand.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and Procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the company files or submits pursuant to the rules and regulations of the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2010, the company’s internal control over financial reporting was effective based on those criteria.

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the company, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding the company’s internal control over financial reporting.

Changes in Internal Controls

In connection with the company’s growth and the building of its infrastructure during 2010, management has devoted significant resources to improve its control environment to ensure the reliability and integrity of its financial statements. Management hired a new principal accounting officer, as well as other staff, and continued to review and make changes to the overall design of its control environment, including roles and responsibilities within the organization, and policies and procedures to improve the overall internal control over financial reporting.

Item 9B—Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the company’s 2011 Annual Meeting of Shareholders (“Proxy Statement”) to be held on May 5, 2011.

Item 10—Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

T. Gaylon Layfield, III, 59, currently serves as President and Chief Executive Officer of both our company and the Bank. He is the former President of Timber Resource Management, L.L.C., a privately held timber investment management organization, having previously served in various increasing roles of responsibility with Signet Banking Corporation, a $12 billion bank holding company that was acquired by First Union Corporation (now Wells Fargo & Company), from 1975 until Signet’s acquisition in November 1997. From December 1996 to November 1997, Mr. Layfield was President and Chief Operating Officer of Signet and served on Signet’s board of directors, its management committee, its asset and liability committee and its credit policy committee. Mr. Layfield served as Senior Executive Vice President and on Signet’s management and senior credit committees from 1988 to 1996. From 1991 until 1996, Mr. Layfield was responsible for Signet’s Consumer Banking, which included the branch delivery system, Signet Financial Services, Signet Mortgage Company, Educational Funding, Telephone Banking Center, Trust/Affluent and Small Business banking, having previously been head of Signet’s commercial line of business from 1987 to 1991. Mr. Layfield served as Signet’s Executive Vice President from 1986 to 1988, Regional Executive Officer of Signet’s Hampton Roads Region from 1983 to 1986, officer-in-charge of Signet’s National/International division from 1982 to 1983 and officer-in-charge of Commercial Lending for Signet’s Capital Division from 1980 to 1982. He joined Signet in 1975 as an international credit analyst and for the next five years, he held various positions in the International Division, including officer-in-charge of Business Development.

Thomas W. Osgood, 55, has been Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and the Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. He has also served as a director of Xenith Bank since December 22, 2009. From January 1998 to May 2007, he was with East Coast Fire Protection, Inc., or ECFP, a fire protection firm, where he was Executive Vice President and served in numerous finance, operating and marketing capacities.

Prior to his employment with ECFP, Mr. Osgood was with Signet Banking Corporation from 1983 until its acquisition by First Union Corporation (now Wells Fargo & Company) in November 1997. In 1996-1997, Mr. Osgood helped lead a year long process focusing on total bank re-engineering and reported to the President and Chief Operating Officer. From 1992 to 1996, Mr. Osgood was a Senior Vice President and reported to the Chief Credit Officer. He developed and led an integrated risk management practice; implemented quantitative tools to measure risks in credit portfolios; led credit portfolio reporting and industry risk analysis; managed the bank’s allowance for loan and lease losses; and worked directly with outside auditors and regulators to verify its adequacy. From 1988 to 2002, Mr. Osgood was a Vice President and then a Managing Director of Signet Investment Banking Corporation where he worked with clients in many industries on business plans and implications for financing strategies; raised debt and equity capital to fund organic growth and acquisitions; performed valuations and worked on numerous purchase and sale transactions; and developed and executed interest rate hedging strategies for clients. From 1983 to 1988, Mr. Osgood was a lender and relationship manager working with clients in many industries.

Prior to joining Signet, Mr. Osgood was with Wachovia Bank from 1978 to 1983, where he completed the retail banking program and was promoted to branch manager then completed the corporate banking development program and was promoted to bank officer and corporate banker handling commercial credit relationships in Raleigh and Durham, North Carolina.

Ronald E. Davis, 59, has been Executive Vice President and Corporate Secretary and Executive Vice President/Chief Lending Officer and a director of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. From December 2001 until June 2008, he served as President and Chief Executive Officer of Virginia Heartland Bank and then its successor, Second Bank and Trust (now StellarOne Corporation) in Fredericksburg, Virginia.

From August 1998 until December 2001, Mr. Davis was President and Chief Executive Officer of Metro County Bank, a de novo bank in Richmond, Virginia. Mr. Davis was responsible for setting strategic direction, staffing, underwriting and approving loans and credit quality, overseeing retail, commercial, investment, and operations, and achieving financial goals established for the organization.

Mr. Davis was also with First Union National Bank and its predecessor, Signet Banking Corporation, from 1984 to August 1998, in various roles, including managing the Small Business Credit Center and working as a Senior Credit Officer for Small Business, Private Banking, and Retail Business segments. Mr. Davis was also a manager in Signet’s National Division.

Mr. Davis began his banking career in 1974 at the National Bank of Commerce in Lincoln, Nebraska and joined Citizens and Southern Bank in Atlanta, where he was employed from 1978 to 1984.

Wellington W. Cottrell, III, 55, has been Executive Vice President and Chief Credit Officer and a director of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. From 2000 until May 2008, Mr. Cottrell served as Managing Director of Risk Management in the Corporate and Investment Banking Group at SunTrust Bank. Mr. Cottrell was a member of the Senior Loan Committee and a part-time member of the Debt Capital Markets Committee, which primarily reviewed syndications, bridge loans, and market risk. From 1999 until 2000, Mr. Cottrell was a risk manager in SunTrust’s Corporate & Investment Banking group, progressing from Director to Managing Director in 2000 and from risk coverage of the Media & Communications Portfolio, adding the Mid-Atlantic Diversified Portfolio also in 2000.

From 1992 through 1998, Mr. Cottrell was in Regional Credit Administration as Senior Vice President—Risk Manager for the Corporate Banking Group of Crestar Bank (predecessor to SunTrust), managing corporate, middle-market, and international credits. From 1990 until 1992, he was a Vice President and relationship manager with Crestar Bank in the Corporate Banking Group. His duties included managing media and communications clients and workouts. From 1988 until 1990, Mr. Cottrell was with Investors Savings Bank in Retail Credit Administration. Mr. Cottrell was Senior Vice President, chaired the commercial loan committee, was a member of the commercial real estate loan committee, and managed commercial business credit analysis, loan review, the credit card portfolio, and work-outs.

From 1984 until 1988, Mr. Cottrell was with Crestar Bank as a Vice President and relationship manager in the Southeast Division. From 1981 until 1983, Mr. Cottrell was with Manufacturers Hanover Trust Co. as trainee progressing to Assistant Vice President in the Metropolitan Division of the commercial bank.

Mr. Cottrell started his banking career at Central National Bank (predecessor to Central Fidelity Bank) in 1977 as a credit analyst in commercial banking.

W. Jefferson O’Flaherty, 58, has been Executive Vice President of Xenith Bank responsible for its private banking business since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He has also served as a director of Xenith Bank since December 22, 2009. Mr. O’Flaherty served as Regional Managing Director of Wachovia Wealth Management for Wachovia Bank (now Wells Fargo & Company), from 2001, when First Union Bank merged with Wachovia Corporation, until December 2007. From November 1997 to 2001, Mr. O’Flaherty served as Managing Director with First Union Bank, and in this capacity he led the private banking practice in Richmond, Norfolk and Roanoke. Mr. O’Flaherty started his career with Bank of Virginia, a predecessor to Signet, in 1974 and served in various capacities of increasing responsibility, culminating in his role as Senior Vice President and Manager of Private Banking for Signet Banking Corporation, which was acquired by First Union in 1997.

Judy C. Gavant, 51, has been the Senior Vice President and Controller of Xenith Bank since August 2010. From September 2005 until the end of July 2010, she held the positions of Director, Finance—Corporate and Business Development, as well as Director and Assistant Controller overseeing financial reporting for Owens & Minor, Inc., a leading national distributor of name-brand medical and surgical supplies and a healthcare supply chain management company. From 2001 to 2004, Ms. Gavant was Director of Finance and Controller for Tredegar Film Products, Inc, a wholly-owned subsidiary of Tredegar Corporation, primarily a global manufacturer of plastic films and aluminum extrusions. From 2000 to 2001, Ms. Gavant worked as the Chief Financial Officer and Company Secretary of Envera LLC, an industry-owned start-up that provided web-enabled supply chain services for the chemical industry. From 1990 to 2000, Ms. Gavant held various roles in the areas of taxation and mergers, acquisitions and divestitures at Dominion Resources, Inc., one of the nation’s largest producers and transporters of energy and served as Controller and Assistant Treasurer of Dominion Energy, Inc., a wholly-owned subsidiary of Dominion Resources, Inc. From 1981 to 1990, she served in the audit and tax practices at PricewaterhouseCoopers LLP, a provider of audit and assurance, tax and advisory services.

The information set forth under the captions “Election of Directors—Nominees for the Board of Directors,” “Election of Directors—Committees of the Board of Directors—Audit and Compliance Committee,” and “The Audit and Compliance Committee Report” in the Proxy Statement and is incorporated herein by reference. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference. Information concerning the company’s executive officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

On January 26, 2010, the company’s Board of Directors approved and adopted the company’s Code of Business Conduct and Ethics (the “Code”). The Code is the company’s code of ethics that applies to all directors, officers and employees of the company and its subsidiary, including the company’s principal executive officer, principal financial officer and principal accounting officer. The Code amended and restated the company’s code of ethics as in effect prior to the Board of Directors’ action generally to make certain non-material updating changes to the Code. The amendments to the Code did not result in any waiver, explicit or implicit, from any provision of the Code (as in effect prior to the Board of Directors’ action to amend and restate the Code) with respect to any director, officer or employee of the company or its subsidiary.

The Code, as amended and restated, is available on the company’s website at www.xenithbank.com. The company intends to continue to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the Code with respect to certain officers by posting such disclosures on the company’s website at www.xenithbank.com. The company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure. The information on, or that can be accessed through our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

Item 11—Executive Compensation

The information set forth under the caption “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference. The information is set forth under the caption “Directors—Election of Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2010 with respect to certain compensation plans under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	80,028	$7.81	51,972
Amended and Restated 2009 Stock Incentive Plan	276,660	10.75	766,731	[1]
Equity compensation plans not approved by security holders:
Warrants	563,760	11.49	—	[2]

Total	920,448	$10.95	818,703

[1]	In connection with the merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio at an exercise price of $11.49 per share. These 224,460 options, which are included in the 233,160 options set forth in column (a) above, have a 10-year term and will vest in three equal installments on each anniversary of the completion of the merger.

[2]	An aggregate of 648,000 warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the merger were converted into an aggregate of 563,760 warrants to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio at an exercise price of $11.49 per share. These warrants are exercisable immediately and expire on May 8, 2019.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information set forth under the captions “The Audit and Compliance Committee Report—Fees Billed by Independent Registered Public Accounting Firm” and “The Audit and Compliance Committee Report—Pre-Approval Policy” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2008 (File No. 000-53380)).

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 14, 2009 (File No. 000-53380)).

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Current Report on Form 8-K filed August 14, 2009 (File No. 000-53380)).

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Current Report on Form 8-K filed October 16, 2009 (File No. 000-53380)).

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Current Report on Form 8-K filed November 5, 2009 (File No. 000-53380)).

2.2.4	Amendment No. 4, dated as of November 19, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, as of October 15, 2009, and as of October 30, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.4 to Current Report on Form 8-K filed November 25, 2009 (File No. 000-53380)).

3.1	Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

3.2	Amended and Restated Bylaws of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.1	Investor Rights Agreement, dated as of June 26, 2009, among Xenith Corporation and the Investor Shareholders and Other Shareholders Listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-57380)).

4.2	First Amendment to Investor Rights Agreement, dated as of December 21, 2009, among Xenith Corporation, BCP Fund I Virginia Holdings, LLC and the Holders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.3	Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, among Xenith Bankshares, Inc., BCP Fund I Virginia Holdings, LLC and the Holders (as defined therein) (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170856)).

10.1	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed August 21, 2008 (Registration No. 333-153118))

10.2	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

Exhibit Number	Description
10.3	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380))

10.4	Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.5	Form of Executive Officer Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.6	Form of Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.7	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and T. Gaylon Layfield, III (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.8	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Thomas W. Osgood (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.9	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Ronald E. Davis (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.10	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and Wellington W. Cottrell, III (incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.11	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and W. Jefferson O’Flaherty (incorporated herein by reference to Exhibit 10.11 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.12	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Darrell G. Swanigan (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.13	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Keith B. Hawkins (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.14	Loan Officer Incentive Bonus Plan Summary (incorporated herein by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.15	Deed of Lease, dated October 7, 2003, by and between Suffolk Plaza Shopping Center, L.C., SuffolkFirst Bank and S.L. Nusbaum Realty Co. (incorporated herein by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.16	Deed of Lease, dated as of July 14, 2008, between James Center Property, LLC, and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17	Office Lease, dated as of November 5, 2008, between Greensboro Drive Property LLC and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17.1	First Modification Agreement, dated as of June 8, 2009, between Greensboro Drive Property LLC and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.2.1 to Current Report on Form 8-K filed December 29, 2009 (File
No. 000-53380)).

Exhibit Number	Description
10.18	Service Agreement, dated as of September 26, 2008, between Parkway Properties LP and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.18.1

First Amendment to Service Agreement, dated as of July 10, 2009, between Parkway Properties LP and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.3.1 to Current Report on Form 8-K filed December 29, 2009 (File

No. 000-53380)).

21.1	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Witt Mares, PLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC. (Registrant)

February 25, 2011	/s/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. GAYLON LAYFIELD, III T. Gaylon Layfield, III	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/S/ THOMAS W. OSGOOD Thomas W. Osgood	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Financial Officer)	February 25, 2011

/S/ JUDY C. GAVANT Judy C. Gavant	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/S/ MALCOLM S. MCDONALD Malcolm S. McDonald	Chairman and Director	February 25, 2011

/S/ LARRY L. FELTON Larry L. Felton	Director	February 25, 2011

/S/ PALMER P. GARSON Palmer P. Garson	Director	February 25, 2011

/S/ PATRICK D. HANLEY Patrick D. Hanley	Director	February 25, 2011

/S/ PETER C. JACKSON Peter C. Jackson	Director	February 25, 2011

/S/ BRIAN D. JONES Brian D. Jones	Director	February 25, 2011

/S/ ROBERT J. MERRICK Robert J. Merrick	Director	February 25, 2011

/S/ SCOTT A. REED Scott A. Reed	Director	February 25, 2011

/S/ MARK B. SISISKY Mark B. Sisisky	Director	February 25, 2011

/S/ JAMES E. TURNER, JR. James E. Turner, Jr.	Director	February 25, 2011