Form 10-Q
period 2011-03-31
Xenith Bankshares, Inc.
filed 2011-05-13
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at May 6, 2011 was 10,446,928 .

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(in thousands, except share data)	(Unaudited) March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents
Cash and due from banks	$2,610	$10,745
Federal funds sold	1,896	1,456

Total cash and cash equivalents	4,506	12,201
Securities available for sale, at fair value	58,078	58,890
Loans, net of allowance for loan and lease losses, 2011 - $2,503; 2010 - $1,766	172,982	151,380
Premises and equipment, net	6,280	6,450
Other real estate owned	1,154	1,485
Goodwill and other intangible assets, net	14,079	14,109
Accrued interest receivable	866	821
Other assets	6,528	5,865

Total assets	$264,473	$251,201

Liabilities and Shareholders’ equity
Deposits
Demand and money market	$80,038	$70,030
Savings	3,535	3,461
Time	108,915	101,648

Total deposits	192,488	175,139
Accrued interest payable	426	454
Federal funds purchased and borrowed funds	22,191	25,000
Other liabilities	1,764	1,819

Total liabilities	216,869	202,412

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value, 100,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 5,846,928 issued and outstanding as of March 31, 2011 and December 31, 2010	5,847	5,847
Additional paid-in capital	57,743	57,715
Accumulated deficit	(16,848)	(15,374)
Accumulated other comprehensive income, net of tax	862	601

Total shareholders’ equity	47,604	48,789

Total liabilities and shareholders’ equity	$264,473	$251,201

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

(Unaudited)

(in thousands, except per share data)	March 31, 2011	March 31, 2010
Interest income
Interest and fees on loans	$2,786	$1,558
Interest on securities	480	470

Total interest income	3,266	2,028

Interest expense
Interest on deposits	182	251
Interest on time deposits of $100,000 and over	170	115
Interest on federal funds purchased and borrowed funds	148	147

Total interest expense	500	513

Net interest income	2,766	1,515
Provision for loan and lease losses	970	40

Net interest income after provision for loan and lease losses	1,796	1,475

Noninterest income
Service charges on deposit accounts	45	30
Net gain on OREO	61	—
Gains on sales of investments	—	99
Other	40	49

Total noninterest income	146	178

Noninterest expense
Compensation and benefits	2,086	1,733
Occupancy	356	331
FDIC insurance	70	70
Bank franchise taxes	60	105
Technology	286	247
Communications	66	39
Insurance	30	45
Professional fees	212	247
Travel	27	42
Supplies	33	49
OREO expenses	83	7
Other expenses	107	134

Total noninterest expense	3,416	3,049

Loss before income tax (benefit)	(1,474)	(1,396)
Income tax (benefit)	—	(294)

Net loss	(1,474)	(1,102)
Other comprehensive loss:
Net unrealized gain on securities available for sale, net of tax	261	281

Comprehensive loss	$(1,213)	$(821)

Per share data (basic and diluted):	$(0.25)	$(0.19)

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

(in thousands)	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net loss	$(1,474)	$(1,102)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	274	206
Net amortization of securities available-for-sale	156	29
Accretion of acquisition accounting adjustments	(809)	(220)
Gain on sales of investment securities	—	(99)
Share-based compensation expense	29	60
Net gain on OREO	(61)	—
Provision for loan and lease losses	970	40
Change in operating assets and liabilities
Accrued interest receivable	(45)	243
Deferred tax expense (benefit)	—	(4)
Other assets	(272)	(584)
Accrued interest payable	(28)	84
Other liabilities	(56)	(70)

Net cash (used in) operating activities	(1,316)	(1,417)

Cash flows from investing activities
Proceeds from maturities and calls of securities	4,033	22,548
Purchase of securities	(3,117)	(54,739)
Net proceeds from sale of OREO	1,271	—
Purchase of FRB and FHLB stock	(389)	—
Net increase in loans	(22,913)	(1,975)
Purchases of premises and equipment	(74)	(79)

Net cash (used in) investing activities	(21,189)	(34,245)

Cash flows from financing activities
Net increase in demand and savings deposits	10,082	9,322
Net increase in time deposits	7,537	8,379
Net decrease in federal funds purchased and borrowed funds	(2,809)	(6,258)

Net cash provided by financing activities	14,810	11,443

Net decrease in cash and cash equivalents	(7,695)	(24,219)
Cash and cash equivalents
Beginning of period	12,201	35,203

End of period	$4,506	$10,984

Supplementary Disclosure of Cash Flow Information
Cash Payments for:
Interest	$770	$430

Transfer of loans to foreclosed assets	$876	$—

See notes to unaudited consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

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

Background

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia on March 4, 2008 and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (“the merger”), with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an agreement of merger and related plan of merger, dated May 12, 2009, as amended. At the effective time of the merger, First Bankshares amended its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank, a wholly-owned subsidiary of the combined company, changed its name to Xenith Bank. From its inception on February 19, 2008 until the completion of the merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations.

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and the statements of cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net loss.

All dollar amounts included in the tables in these notes are in thousands.

Note 3. Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements for the weeks closest to March 31, 2011 and December 31, 2010 were $426 thousand and $460 thousand, respectively.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

Note 4. Securities

The following tables present the book value and fair value of available-for-sale securities for the dates stated:

	March 31, 2011
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$43,267	$645	$(129)	$43,783
- Variable rate	4,660	232	—	4,892
Collateralized mortgage obligations	7,038	115	—	7,153
Trust preferred securities	2,251	1	(2)	2,250

Total securities available-for-sale	$57,216	$993	$(131)	$58,078

	December 31, 2010
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$43,446	$298	$—	$43,744
- Variable rate	5,035	469	(232)	5,272
Collateralized mortgage obligations	7,555	131	(45)	7,641
Trust preferred securities	2,253	—	(20)	2,233

Total securities available-for-sale	$58,289	$898	$(297)	$58,890

At March 31, 2011 and December 31, 2010, the company had securities with a fair value of $26.7 million and $26.8 million, respectively, pledged as collateral against borrowings and public deposits.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	March 31, 2011
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Collateralized Mortgage Obligations
- Government National Mortgage Association	$4,830	$4,885	10.1%
Mortgage-backed securities
- Federal National Mortgage Association	33,490	33,868	70.3%
- Federal Home Loan Mortgage Corporation	14,251	14,618	29.9%

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category, and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	March 31, 2011
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Mortgage-backed securities
- Fixed rate	4	$9,942	$(129)	$—	$—	$9,942	$(129)
Trust preferred securities	1	1,123	(2)	—	—	1,123	(2)

Total securities		$11,065	$(131)	$—	$—	$11,065	$(131)

	December 31, 2010
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	4	$10,301	$(232)	$—	$—	$10,301	$(232)
Collateralized Mortgage Obligations	1	2,708	(45)	—	—	2,708	(45)
Trust preferred securities	2	2,233	(20)	—	—	2,233	(20)

Total securities		$15,242	$(297)	$—	$—	$15,242	$(297)

At March 31, 2011, the company held interests in two trust preferred securities with an aggregate book value of $2.3 million (fair value of $2.2 million). One of the trust preferred securities with a fair value of $1.1 million had a split rating of Baa3 by Moody’s Investors Service, Inc. and BB+ by Standard and Poor’s Rating Services. All other securities are investment grade. The unrealized loss positions at March 31, 2011 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that are in an unrealized loss position at March 31, 2011, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments are not considered to be other-than-temporarily impaired at March 31, 2011; therefore, no impairment has been recognized.

Note 5. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	March 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$78,724	44.86%	$68,045	44.43%
Commercial real estate	68,406	38.98%	57,035	37.24%
Residential real estate	23,012	13.11%	23,337	15.24%
Consumer	5,278	3.01%	4,715	3.08%
Overdrafts	65	0.04%	14	0.01%

Total loans	175,485	100.00%	153,146	100.00%
Allowance for loan and lease losses	(2,503)		(1,766)

Total loans, net of allowance	$172,982		$151,380

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

The following table presents the company’s loans by regulatory risk ratings classification and by loan type as of the dates stated. As defined by the Federal Reserve, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard or doubtful are classified as “pass”.

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$73,777	$1,973	$2,646	$328	$78,724
Commercial real estate	59,962	7,513	525	406	68,406
Residential real estate	22,331	558	123	—	23,012
Consumer	5,264	8	6	—	5,278
Overdrafts	65	—	—	—	65

Total loans	$161,399	$10,052	$3,300	$734	$175,485

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$63,743	$2,029	$1,901	$372	$68,045
Commercial real estate	45,466	6,290	4,739	540	57,035
Residential real estate	22,687	506	144	—	23,337
Consumer	4,634	81	—	—	4,715
Overdrafts	14	—	—	—	14

Total loans	$136,544	$8,906	$6,784	$912	$153,146

The following table presents the purchased loans receivable at the date of the merger and the fair value adjustment recorded immediately following the merger:

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
Contractually required principal payments receivable	$101,979	$7,711	$109,690
Fair value adjustment for credit and interest rates	(4,071)	(3,569)	(7,640)

Fair value of purchased loans receivable	$97,908	$4,142	$102,050

The fair value adjustment was comprised of a credit and interest rate adjustment of $7.6 million. The remaining fair value adjustment for credit and interest rates as of March 31, 2011 and December 31, 2010 was $2.8 million and $3.8 million, respectively.

As of March 31, 2011, the outstanding balance of loans identified as impaired at the date of the merger that remains outstanding was $1.3 million. One loan with a fair value of $1.1 million at the date of the merger has been converted to other real estate owned (“OREO”).

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	March 31, 2011	December 31, 2010
Balance at beginning of period	$1,766	$—
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	250	200
Residential real estate	30	52
Consumer	3	1
Overdrafts	0	15

Total charge-offs	283	268

Recoveries:
Commercial and industrial	42	—
Commercial real estate	8	43
Residential real estate	—	—
Consumer	—	—
Overdrafts	—	1

Total recoveries	50	44

Net charge-offs	233	224

Allowance, net of charge-offs and recoveries	1,533	(224)
Additions to the allowance for loan and lease losses	970	1,990

Allowance after additions	2,503	1,766
Balance at end of period	$2,503	$1,766

The allowance for loan and lease losses at December 22, 2009, the merger date, was $6.7 million. Immediately following the merger, the allowance was reduced to $0 due to adjustments attributable to the acquisition method of accounting. There were no adjustments to the allowance for the period December 23, 2009 through December 31, 2009.

The following table presents the allowance for loan and lease losses and the amount independently and collectively evaluated for impairment by loan type and loans in each category to total loans as of the dates stated:

	March 31, 2011
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$847	$159	$688
Commercial real estate	1,397	—	1,397
Residential real estate	235	—	235
Consumer	24	—	24

Total allowance for loan and lease losses	$2,503	$159	$2,344

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

	December 31, 2010
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$470	$—	$470
Commercial real estate	1,106	360	746
Residential real estate	164	—	164
Consumer	26	—	26

Total allowance for loan and lease losses	$1,766	$360	$1,406

At March 31, 2011, there was one loan in the amount of $890 thousand classified as impaired.

The following table presents nonaccrual loans and OREO as of the dates stated. As of March 31, 2011, there were no loans past due 90 days or more for which interest is accruing.

	March 31, 2011	December 31, 2010
Commercial and industrial	$1,119	$389
Commercial real estate	410	2,449
Residential real estate	20	—
Consumer	6	3

Nonaccrual loans	$1,555	$2,841
Other real estate owned	1,154	1,485

Total nonperforming assets	$2,709	$4,326

As of March 31, 2011 and December 31, 2010, the company had $658 thousand and $1.6 million, respectively, in loans past due 30 to 89 days, and $1.7 million and $4.1 million, respectively, in loans past due 90 days or more (nonaccrual).

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

Note 6. Goodwill and Other Intangible Assets

As part of the purchase price allocation for the acquisition of First Bankshares on December 22, 2009, the company recorded $13.0 million in goodwill and $1.2 million of core deposit intangibles. Core deposit intangible assets are being amortized over a 10-year period on a straight-line basis. The following table presents goodwill and other intangible assets as of the dates stated:

	March 31, 2011	December 31, 2010
Amortizable core deposit intangibles:
Gross carrying value	$1,240	$1,240
Accumulated amortization	(150)	(120)

Net carrying value	$1,090	$1,120

Unamortizable goodwill:
Carrying value	$12,989	$12,989

Total goodwill and other intangible assets, net	$14,079	$14,109

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	March 31, 2011	December 31, 2010
Noninterest-bearing demand deposits	$20,809	$22,800
Interest-bearing:
Demand and money market	59,230	47,230
Savings deposits	3,535	3,461
Time deposits of $100,000 or more	56,445	47,516
Other time deposits	52,470	54,132

Total deposits	$192,489	$175,139

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

At March 31, 2011, net deferred tax assets were $7.4 million, for which a full valuation allowance is recorded, based primarily on the fact that the company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

Note 9. Loss per Share

The following table summarizes basic and diluted loss per share calculations for the periods stated. The loss per share calculations for both periods does not include shares of common stock issuable upon the exercise of 354,688 of outstanding stock options or upon the

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

exercise of 563,760 outstanding warrants to purchase shares of common stock, because the exercise price of the stock options and warrants was higher than the market price for the company’s common stock for all dates within the reporting period.

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(1,474)	$(1,102)
Weighted average number of shares outstanding	5,847	5,847
Loss per share, basic	$(0.25)	$(0.19)

Loss per share, diluted	$(0.25)	$(0.19)

Note 10. Commitment and Contingencies

In the normal course of business, the Bank has commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the loan agreements. These commitments have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Additionally, the Bank issues letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. Management believes the credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.

The following table presents unfunded commitments outstanding as of the date stated:

March 31, 2011
Commercial lines of credit	$22,922
Construction loans
- Commercial	15,798
- Residential	1,791
Home equity lines of credit	6,040
Consumer and overdraft protection	505
Letters of credit	1,836

Total commitments	$48,892

Note 11. Fair Value Measurements

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

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

Impaired Loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

Deposit Liabilities:

The balance of demand, money market and savings deposits approximates the fair value payable on demand to the accountholder.

Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses at the company’s current incremental borrowing rates for similar types of borrowing arrangements. Fair value of long-term borrowings are estimated using discounted cash flow analysis using interest rates currently offered for borrowings with similar terms.

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

The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of March 31, 2011 Using
	March 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:
Securities available for sale	$58,078	$—	$58,078	$—
Assets measured on a nonrecurring basis:
Impaired loans	1,555	—	—	1,555
Other real estate owned	1,154	—	—	1,154

		Fair Value Measurements as of December 31, 2010 Using
	December 31, 2010 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:
Securities available for sale	$58,890	$—	$58,890	$—
Assets measured on a nonrecurring basis:
Impaired loans	2,841	—	—	2,841
Other real estate owned	1,485	—	—	1,485

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$2,610	$2,610	$10,745	$10,745
Federal funds sold	1,896	1,896	1,456	1,456
Securities available for sale	58,078	58,078	58,890	58,890
Other investments	3,530	3,530	3,141	3,141
Loans, net	172,982	173,679	151,380	152,020
Accrued interest receivable	866	866	821	821

Financial Liabilities
Federal funds purchased	$2,191	$2,191	$—	$—
Long-term borrowings	20,000	20,578	25,000	25,693
Deposits	192,489	192,604	175,139	175,919
Accrued interest payable	426	426	454	454

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets, premises and equipment, and other real estate owned. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 12. Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring. Pursuant to this amendment, the creditor must separately conclude that both of the following exist (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management is currently evaluating the impact that this accounting standard could have on the company’s consolidated financial statements.

Note 13. Subsequent Events

On April 4, 2011, the company completed the issuance and sale of 4,000,000 shares of its common stock at a public offering price of $4.25 per share, pursuant to an effective registration statement filed with the Securities and Exchange Commission. On April 14, 2011, the company issued and sold an additional 600,000 shares of its common stock in connection with the over-allotment option granted by the company to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, are estimated to be $17.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (Form 10-Q) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). The data presented at March 31, 2011 and for the three-month period ended March 31, 2011 is derived from unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xentith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands.

BUSINESS OVERVIEW

Xenith Bankshares is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are geographically focused on the Washington, D.C.-Arlington-Alexandria, Richmond and Virginia Beach-Norfolk-Newport News metropolitan statistical area, which we refer to as our target markets. The Bank conducts its principal banking activities through its five branches, with one branch located in Tysons Corner, Virginia, one branch located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk, Virginia in the merger with First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. SuffolkFirst Bank opened its first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank, and the Bank currently operates its three Suffolk branches under that trade name. As of March 31, 2011, we had total assets of $264.5 million, total loans, net of the allowance for loan and lease losses, of $173.0 million, total deposits of $192.5 million and shareholders’ equity of $47.6 million.

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

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of non-interest income include service charges on deposit accounts, fees from loan originations, gains on the sale of securities, and other miscellaneous income. Deposits and Federal Home Loan Bank borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin.

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares (“the merger”), with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an agreement of merger and related plan of merger, dated as of May 12, 2009, as amended. At the effective time of the merger, First Bankshares amended its amended and restated articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank. Xenith Bank presently operates under the trade name SuffolkFirst Bank at its locations in Suffolk, Virginia.

Industry Conditions

In the first quarter of 2011, the economic recovery continued at a moderate pace with a strengthening labor market during this period. The monthly unemployment rate, as published by the Bureau of Labor Statistics, dropped below 9.0% in the first quarter of

2011, a level not reported since the first quarter of 2009. The sustainability of a recovery is uncertain as higher energy and commodity prices could stall economic growth. The housing market remains depressed with weak sales and high inventories of distressed properties. In a May 11, 2011 release, Freddie Mac reported that home prices decreased by 2.8% in the first quarter of 2011 and that seriously delinquent mortgages will remain at extraordinarily high levels for an extended period of time. However, the agency is projecting a 5% increase in 2011 home sales over 2010, on a calendar year basis.

On April 27, 2011, the Federal Open Market Committee publicly released a statement reaffirming that economic conditions “are likely to warrant exceptionally low levels for the federal funds rate for an extended period.” The Federal Open Market Committee also stated that it is maintaining its existing policy of reinvesting principal payments from its securities holdings and will complete purchases of $600 billion in longer-term Treasury securities by the end of the second quarter of 2011.

Regulatory reform continued during the quarter, as regulatory agencies proposed and finalized rules mandated by the Dodd-Frank Act. The rules that became effective on April 1, 2011 require us to base our deposit insurance assessment calculation on our total average assets less average tangible equity, rather than domestic deposits. In addition, the FDIC revised the overall pricing structure for large banks, resulting in assessment rates being affected by specific risk characteristics. We are actively evaluating these and future regulatory and legislative developments so that we will be in a position to adapt our business at the appropriate time.

During 2010, there were a reported 157 failed financial institutions. An additional reported 26 institutions failed in the first quarter of 2011. None of these failures were in our target markets.

Outlook

We believe we are well positioned to take advantage of competitive opportunities. We believe that we will benefit from (1) our capital base, which we believe will allow us to compete effectively with both the larger, more established super-regional and national banks, as well as the smaller, locally managed community banks operating in our target markets, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team and board of directors.

We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

In our continuing evaluation of our business strategy, we believe properly priced acquisitions can complement our organic growth. We may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or lines of business or offer new services or products. We are continually evaluating potential acquisitions to determine what is in the best interest of our company. Our goal in making these decisions is to maximize shareholder.

Critical Accounting Policies

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations.

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects the estimated losses resulting from the inability of borrowers to make required loan payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “— Allowance for Loan and Lease Losses” below.

Our critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2010 Form 10-K. Since December 31, 2010, there have been no changes in these policies that have had or could have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Loss

For the three months ended March 31, 2011, we reported a net loss of $1.5 million, compared to a net loss of $1.1 million for the three months ended March 31, 2010. Greater losses for the three-month period ended March 31, 2011 compared to the same period in 2010 were primarily driven by a higher provision for loan and lease losses, higher noninterest expenses and an income tax benefit recorded in the 2010 period. Partially offsetting these items was higher net interest income recognized in the three-month period ended March 31, 2011 compared to the same period of 2010.

The following table presents net loss and net loss per share information for the periods stated:

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(1,474)	$(1,102)

Loss per share, basic and diluted	$(0.25)	$(0.19)

Net Interest Income

For the three months ended March 31, 2011, net interest income was $2.8 million compared to $1.5 million for the three months ended March 31, 2010. As presented in the table below, net interest margin increased 154 basis points to 4.92% for the three months ended March 31, 2011 from 3.38% for the same period ended March 31, 2010. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Contributing to higher net interest income and net interest margin was the accretion of fair value adjustments of acquired loans, greater average loan balances, and a decrease in the cost of interest-bearing liabilities. Average interest-earning assets and related interest income increased $45.5 million and $1.2 million, respectively, for the three-month period ended March 31, 2011 compared to the same period of 2010. Average interest-bearing liabilities increased $47.4 million; however, related interest expense declined $13 thousand for the three-month period ended March 31, 2011 compared to the same period of 2010. Yields on interest-earning assets increased 129 basis points to 5.81%, while costs of interest-bearing liabilities declined 43 basis points to 1.11% when comparing the three-month period ended March 31, 2011 to the same period in 2010.

Our acquired loan portfolio was discounted to fair value (for expected credit losses and for interest rates) immediately following the merger. The total performing loan discount of $4.1 million at the date of the merger is being recognized into interest income over the estimated remaining life of the loans. The performing loan discount accretion was $539 thousand and $60 thousand, respectively, for the three-month periods ended March 31, 2011 and March 31, 2010. The effect of this accretion on net interest margin was 96 basis points and 13 basis points, respectively, for the periods ended March 31, 2011 and March 31, 2010. Acquired time deposits were also adjusted to fair value for interest rates at the date of the merger. The total adjustment at the date of the merger was $2.1 million and is being amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense of $270 thousand for the three-month periods ended March 31, 2011 and March 31, 2010. The effect of this adjustment on net interest margin was 48 basis points and 60 basis points, respectively, for the periods ended March 31, 2011 and March 31, 2010.

The following table provides a detailed analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Three Months Ended March 31,
							2011 vs. 2010
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase (Decrease)	Change due to (2)
	2011	2010	2011	2010	2011	2010		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$447	$1,195	0.00%	0.33%	$—	$1	$(1)	$(1)	$(0)
Investments / Interest-earning deposits	62,743	70,260	3.06%	2.67%	480	469	11	65	(53)
Loans, gross (3)	161,650	107,837	6.89%	5.78%	2,786	1,558	1,228	342	886

Total interest-earning assets	224,840	179,292	5.81%	4.52%	3,266	2,028	1,238	406	832

Noninterest-earning assets:
Cash and due from banks	2,330	10,615
Premises and fixed assets	6,387	6,917
Other assets	21,725	6,668
Allowance for loan and lease losses	(2,532)	—

Total noninterest-earning assets	27,910	24,200

Total assets	$252,750	$203,492

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$5,631	$9,801	0.23%	0.41%	$3	$10	$(7)	$(4)	$(3)
Savings deposits	46,713	3,583	0.89%	0.45%	104	4	100	8	92
Time deposits	100,752	92,926	0.97%	1.52%	245	352	(107)	(134)	28
Federal funds purchased and borrowed funds	27,753	27,090	2.13%	2.17%	148	147	1	(3)	4

Total interest-bearing liabilities	180,849	133,400	1.11%	1.54%	500	513	(13)	(133)	120

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	21,109	13,936
Other liabilities	2,289	2,335

Total noninterest-bearing liabilities	23,398	16,271

Shareholders’ equity	48,503	53,821

Total liabilities and shareholders’ equity	$252,750	$203,492

Interest rate spread (4)			4.70%	2.99%
Net interest income (5)					$2,766	$1,515	$1,251	$539	$712

Net interest margin (6)			4.92%	3.38%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2011 and 2010 includes $539 thousand and $60 thousand, respectively, in accretion related to fair value adjustments related to the merger.
(8)	Interest expense on time deposits in 2011 and 2010 is reduced by $270 thousand related to fair value adjustments related to the merger.

Noninterest Income

Noninterest income decreased from $178 thousand for the three months ended March 31, 2010 to $146 thousand for the three months ended March 31, 2011. This decrease was primarily due to gains on sales of investment securities in the 2010 period partially offset by a net gain in other real estate owned (“OREO”) in the 2011 period.

Noninterest Expense

For the three months ended March 31, 2011, noninterest expense was $3.4 million compared to $3.0 million for the three months ended March 31, 2010. Greater noninterest expense was primarily due to higher compensation and benefits expense of $353 thousand as we added personnel, including skilled bankers, to support our growth strategy.

Income Taxes

At March 31, 2011, net deferred tax assets are $7.4 million, for which a full valuation allowance is recorded, based primarily on the fact that we experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	March 31, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$43,267	$43,783	3.49	3.11%
- Variable rate	4,660	4,892	7.70	3.03%
Collateralized Mortgage Obligations	7,038	7,153	2.76	3.29%
Trust preferred securities	2,251	2,250	1.91	7.55%

Total securities available-for-sale	$57,216	$58,078	3.69	3.30%

	December 31, 2010
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$43,446	$43,744	2.69	2.81%
- Variable rate	5,035	5,272	11.14	3.40%
Collateralized Mortgage Obligations	7,555	7,641	2.32	3.00%
Trust preferred securities	2,253	2,233	5.16	7.48%

Total securities available-for-sale	$58,289	$58,890	3.48	3.06%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	March 31, 2011
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	$4,504	2.04%	$39,279	3.24%	$43,783	3.11%
- Variable rate	—	—	—	—	—	—	4,892	3.03%	4,892	3.03%
Collateralized Mortgage Obligations	—	—	—	—	—	—	7,153	3.29%	7,153	3.29%
Trust preferred securities	—	—	—	—	—	—	2,250	7.55%	2,250	7.55%

Total securities available-for-sale	$—	—	$—	—	$4,504	2.04%	$53,574	3.41%	$58,078	3.30%

	December 31, 2010
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	$4,695	1.92%	$39,049	2.92%	$43,744	2.81%
- Variable rate	—	—	—	—	—	—	5,272	3.40%	5,272	3.40%
Collateralized Mortgage Obligations	—	—	—	—	—	—	7,641	3.00%	7,641	3.00%
Trust preferred securities	—	—	—	—	—	—	2,233	7.48%	2,233	7.48%

Total securities available-for-sale	$—	—	$—	—	$4,695	1.92%	$54,195	3.17%	$58,890	3.06%

Loans

The following table provides the maturity analysis of our loan portfolio as of the date stated based on whether loans are variable-rate or fixed-rate loans:

	March 31, 2011
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$37,955	$14,369	$4,035	$18,404	$20,055	$1,102	$21,157	$77,516
Commercial real estate (2)	19,063	35,587	538	36,125	10,445	2,670	13,115	68,303
Residential real estate (3)	6,128	5,644	1,641	7,284	4,426	4,966	9,392	22,803
Consumer (4)	738	3,542	0	3,542	946	16	962	5,243
Overdrafts	65	—	—	—	—	—	—	65

Total loans	$63,949	$59,142	$6,214	$65,355	$35,872	$8,754	$44,626	$173,930

(1)	Excludes $1,119 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $410 thousand in nonaccrual variable-rate loans.
(3)	Excludes $20 thousand in nonaccrual fixed-rate loans.
(4)	Excludes $6 thousand in nonaccrual fixed-rate loans.

	December 31, 2010
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$35,446	$13,895	$376	$14,271	$15,876	$1,078	$16,954	$66,671
Commercial real estate (2)	21,208	22,426	—	22,426	9,457	1,246	10,703	54,337
Residential real estate	6,508	4,053	582	4,635	7,953	4,241	12,194	23,337
Consumer (3)	712	3,055	1	3,056	912	14	926	4,694
Overdrafts	14	—	—	—	—	—	—	14

Total loans	$63,888	$43,429	$959	$44,388	$34,198	$6,579	$40,777	$149,053

(1)	Excludes $1,374 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $2,697 thousand in nonaccrual variable-rate loans.
(3)	Excludes $20 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised of 66.6% of the loan portfolio at March 31, 2011 and 73.1% at December 31, 2010. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. Commercial real estate, or CRE, loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Accounting by Creditors for Impairment of a Loan” (“Topic 310”), and (2) components of collective loan impairment recognized pursuant to Topic 450, “Accounting for Contingencies” (“Topic 450”). We maintain specific reserves for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans that we originate in our portfolio, as well as loss history from banks in Virginia and across the country. In evaluating our loan portfolio, we consider qualitative factors, including general economic conditions, nationally, regionally and in our target markets, and the values of collateral securing our loan portfolio. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected on the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

In assessing the adequacy of the allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on our assessment of the borrower’s financial capacity, and the other is based on our assessment of the quality of our collateral. In addition to our assessment of risk ratings, we also consider changes to our policies and procedures, internal observable data related to trends within the loan portfolio, such as concentrations and aging of the portfolio, and external observable data such as industry and general economic trends.

Although we use various data and information sources to establish our allowance for loan and lease losses, future adjustments to the allowance for loan and lease losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

As of December 22, 2009, prior to the merger, our allowance for loan and lease losses was $6.7 million. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 due to adjustments attributable to the acquisition method of accounting. For the three months ended March 31, 2011, we recorded provision expense of $970 thousand compared to provision expense of $40 thousand for the three months ended March 31, 2010. Our allowance for loan and lease losses as of March 31, 2011 is primarily for new loan production since the merger and changes in credit quality related to the purchased loan portfolio.

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans for the dates stated:

	March 31, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$847	44.86%	$470	44.43%
Commercial real estate	1,397	38.98%	1,106	37.24%
Residential real estate	235	13.11%	164	15.24%
Consumer	24	3.05%	26	3.09%

Total allowance for loan and lease losses	$2,503	100.00%	$1,766	100.00%

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2011 and December 31, 2010, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

At March 31, 2011 and December 31, 2010, we had $1.2 million and $1.5 million, respectively, in other real estate owned (“OREO”) consisting of hotel/mixed use and single family properties resulting from foreclosure. OREO asset valuations are evaluated periodically, and any necessary write down to fair value is recorded as impairment. In the period ended March 31, 2011, $119 thousand is recorded as a gain on the sale of OREO and $57 thousand is recorded as an impairment in other noninterest income on the consolidated statement of operations.

All of our nonperforming assets at March 31, 2011 were acquired in the merger, and their carrying values were adjusted to fair value immediately following the merger, in applying the acquisition method of accounting.

The following table summarizes our nonperforming assets as of the dates stated:

	March 31, 2011	December 31, 2010
Nonaccrual loans	$1,555	$2,841
Other real estate owned	1,154	1,485

Total nonperforming assets	$2,709	$4,326

Nonperforming assets as a percentage of total loans	1.54%	2.82%
Nonperforming assets as a percentage of total assets	1.02%	1.72%
Net charge-offs as a percentage of average loans	0.14%	0.18%
Allowance for loan and lease losses as a percentage of total loans	1.43%	1.15%
Allowance for loan and lease losses to nonaccrual loans	161.00%	62.14%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits at March 31, 2011 totaled $192.5 million compared to deposits of $175.1 million at December 31, 2010, an increase of 9.9% in the three-month period ended March 31, 2011. Demand deposits, including money market accounts, increased $10.0 million, or approximately 14.3% over balances at December 31, 2010, whereas time deposits at March 31, 2011 increased $7.3 million, or 7.1% over balances at December 31, 2010.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated:

	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$21,109	—	$16,564	—
Interest-bearing deposits:
Demand and money market	48,813	0.87%	26,425	0.84%
Savings accounts	3,531	0.52%	3,537	0.50%
Time deposits $100,000 or greater (1)	47,470	1.18%	38,326	1.63%
Time deposits less than $100,000	53,282	0.56%	60,333	1.15%

Total interest-bearing deposits	153,096	0.92%	128,621	1.21%

Total average deposits	$174,205	0.81%	$145,185	1.07%

(1)	Includes brokered deposits of $20.2 million at March 31, 2011 and $10.2 million at December 31, 2010.

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of March 31, 2011:

	Within 3 Months (1)	3-6 Months (2)	6-12 Months	Over 12 Months (3)	Total	Percent of Total Deposits
Time deposits	$20,546	$10,117	$5,831	$19,430	$55,923	29.05%

(1)	Includes brokered deposits of $5.1 million.
(2)	Includes brokered deposits of $10.0 million.
(3)	Includes brokered deposits of $5.1 million.

Short-Term Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	March 31, 2011				December 31, 2010
	Period-end Balance	Highest Month-end Balance	Average Balance	Weighted Average Rate	Year-end Balance	Highest Month-end Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$2,191	$2,191	$982	0.82%	$—	—	$37	0.76%
Other borrowings	—	1,000	3,160	0.55%	—	$4,700	742	0.81%

Total short-term borrowings	$2,191	$3,191	$4,142	0.61%	$—	$4,700	$779	0.57%

LIQUIDITY AND CAPITAL RESOURCES

In the three-month period ended March 31, 2011, cash and cash equivalents decreased $7.7 million compared to a decrease of $24.2 million in the same period of 2010. Net cash used in operating activities was $1.3 million for the three-month period ended March 31, 2011 compared to net cash used in operating activities of $1.4 million for the same period in 2010. Net cash used in investing activities was $21.2 million for the three-month period ended March 31, 2011 compared to net cash used in investing activities of $34.2 million for the same period in 2010. In the three-month period ended March 31, 2010, net cash invested in securities was $33.1 million greater than in the same period of 2011; however, in the three-month period ended March 31, 2011, our net investment in loans was $20.9 million more than in the same period of 2010. Net cash provided by financing activities in the three-month period ended March 31, 2011 was $14.8 million compared to $11.4 million for the same period of 2010. Greater cash provided by financing activities in the three-month period ended March 31, 2011 was primarily due to the higher use of cash in the 2010 period to reduce federal funds purchased and borrowed funds.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expense and increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of business and industry, competition and our overall financial condition. Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $9.0 million. This line is for short-term liquidity needs and is subject to the prevailing federal funds interest rate.

In addition, we have a secured borrowing facility with the Federal Home Loan Bank. The total credit availability is equal to 30% of our total assets. Under this facility, we have one nonamortizing term loan outstanding for $20 million, which was originated on January 25, 2008, bears a rate of 2.5% and matures on January 25, 2013. As of March 31, 2011, our total credit availability under this facility was $55.4 million, based our December 31, 2010 balance sheet.

We also have an uncommitted line of credit by a national bank to borrow federal funds up to $5.0 million on an unsecured basis. The uncommitted line is not a confirmed line or loan and terminates on August 30, 2011, if not cancelled earlier. Borrowings under this arrangement bear interest at the prevailing federal funds rate. At March 31, 2011, there were no borrowings outstanding under this uncommitted line of credit.

On April 4, 2011, we completed the issuance and sale of 4,000,000 shares of our common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the Securities and Exchange Commission (“SEC”). On April 14, 2011, we completed the issuance and sale of an additional 600,000 shares of our common stock in connection with the over-allotment option granted by us to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, are estimated to be $17.7 million.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, which is the period beginning December 22, 2009 and ending December 22, 2012, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partners’ application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of March 31, 2011, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well- capitalized”. Since March 31, 2011, there are no conditions or events that management believes have changed our status as “well-capitalized”.

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the date stated:

	March 31, 2011
	Xenith Bank	Xenith Bankshares
Tier 1 capital	$33,151	$32,663
Total risk-based capital	35,532	35,044
Risk-weighted assets	189,570	189,634

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the date stated:

	March 31, 2011		Regulatory Minimum	Well Capitalized
	Xenith Bank	Xenith Bankshares
Tier 1 leverage ratio	13.95%	13.74%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	17.49%	17.22%	4.00%	> 6.00%
Total risk-based capital ratio	18.74%	18.48%	8.00%	> 10.00%

Pursuant to our business plan submitted to the Federal Reserve with the application of BankCap Partners to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank), we are required to maintain leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012.

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

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. The Bank uses a simulation model to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, we attempt to mitigate risks associated with anticipated interest rate movements by understanding the dynamic nature of our balance sheet components. We evaluate our balance sheet components (securities, loan and deposit portfolios) to manage our interest rate risk position.

A negative interest-sensitive gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “time horizon”. The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities for a given time period. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income, and falling rates would be expected to have a negative effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Variable–rate loans are reflected at the earliest re-pricing interval since they re-price according to their terms. Borrowed funds are reflected at the earlier of their maturity or contractual re-pricing interval. Interest-bearing liabilities, with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in expected re-pricing intervals. Time deposits and fixed-rate loans are reflected at their respective contractual maturity dates.

The following table, “Gap Report”, indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position at March 31, 2011 of $66.4 million. This net asset-sensitive position was a result of $130.7 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $64.4 million in interest rate-sensitive liabilities being available for re-pricing during the next 12 months. Our gap position at March 31, 2011 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$2,610	$—	$—	$—	$4,505
Securities	5,777	1,752	6,069	47,148	61,609
Loans	122,346	5,721	22,770	19,182	176,423
Allowance for loan and lease losses	—	—	—	—	(3,440)
Premises and Equipment	—	—	—	—	6,280
Intangibles	—	—	—	—	14,079
OREO	—	—	—	—	1,154
Other Assets	—	—	—	—	3,864

Total Assets	$130,733	$7,472	$28,839	$66,330	$264,474

Liabilities and Equity
Demand deposits	$—	$—	$—	$—	$20,809
Interest-bearing deposits	62,165	35,095	59,107	14,533	171,680
Fed Funds Purchased	2,191	—	—	—	2,191
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	2,190
Shareholders’ equity	—	—	—	—	47,604

Total Liabilities and Equity	$64,356	$35,095	$79,107	$14,533	$264,474

Discrete Gap:	$66,377	$(27,623)	$(50,268)	$51,797
Cumulative Gap:	$66,377	$38,754	$(11,514)	$40,283

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the date stated:

March 31, 2011
Commercial lines of credit	$22,922
Construction loans
- Commercial	15,798
- Residential	1,791
Home equity lines of credit	6,040
Consumer and overdraft protection	505
Letters of credit	1,836

Total commitments	$48,892

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q are “forward-looking statements”. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our plans, objectives and goals, future events or results, our competitive strengths and business strategies, and the trends in our industry are forward-looking statements. The words “believe,” “will,” “may,” “could,” “estimate,” “project,” “predict,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to our company, are intended to identify forward-looking statements.

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed, or implied by, in the forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in Part I, Item 1A in the 2010 Form 10-K and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

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

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	our dependence on limited markets in and around Virginia;

•	our limited operating history;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	the adequacy of our cash reserves and liquidity;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the SEC.

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

Item 4. Controls and Procedures

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by our liability insurance.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, “Risk Factors” in the 2010 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in the 2010 Form 10-K.

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

XENITH BANKSHARES INC.

Date: May 13, 2011	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial Officer)