Form 10-Q
period 2011-06-30
Xenith Bankshares, Inc.
filed 2011-08-12
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Act)    Yes   ☐     No   ☒

The number of shares of Common Stock, par value $1.00 per share, outstanding at August 5, 2011 was 10,446,928.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share data)	(Unaudited) June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents
Cash and due from banks	$16,369	$10,745
Federal funds sold	2,909	1,456

Total cash and cash equivalents	19,278	12,201
Securities available-for-sale, at fair value	62,320	58,890
Loans, net of allowance for loan and lease losses, 2011 - $2,986; 2010 - $1,766	180,675	151,380
Premises and equipment, net	6,240	6,450
Other real estate owned	—	1,485
Goodwill and other intangible assets, net	14,049	14,109
Accrued interest receivable	871	821
Other assets	5,162	5,865

Total assets	$288,595	$251,201

Liabilities and Shareholders' equitiy
Deposits
Demand and money market	$103,371	$70,030
Savings	3,637	3,461
Time	94,943	101,648

Total deposits	201,951	175,139
Accrued interest payable	406	454
Federal funds purchased and borrowed funds	20,000	25,000
Other liabilities	1,418	1,819

Total liabilities	223,775	202,412

Shareholders' equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value, 100,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 10,446,928 and 5,846,928 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	10,447	5,847
Additional paid-in capital	70,870	57,715
Accumulated deficit	(17,931)	(15,374)
Accumulated other comprehensive income, net of tax	1,434	601

Total shareholders' equity	64,820	48,789

Total liabilities and shareholders' equity	$288,595	$251,201

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

(Unaudited)

(in thousands, except per share data)	June 30, 2011	June 30, 2010
Interest income
Interest and fees on loans	$2,827	$1,991
Interest on securities	519	614

Total interest income	3,346	2,605

Interest expense
Interest on deposits	236	252
Interest on time deposits of $100,000 and over	121	101
Interest on federal funds purchased and borrowed funds	128	156

Total interest expense	485	509

Net interest income	2,861	2,096
Provision for loan and lease losses	510	470

Net interest income after provision for loan and lease losses	2,351	1,626

Noninterest income
Service charges on deposit accounts	52	34
Net loss on sale of OREO	(76)	—
Gain on sales of investment securities	27	2
Other	45	45

Total noninterest income	48	81

Noninterest expense
Compensation and benefits	2,105	1,864
Occupancy	337	332
FDIC insurance	87	71
Bank franchise taxes	90	105
Technology	328	504
Communications	54	58
Insurance	46	74
Professional fees	297	238
Travel	49	51
Supplies	21	57
OREO expenses	11	12
Other expenses	57	281

Total noninterest expense	3,482	3,647

Loss before income tax	(1,083)	(1,940)
Income tax expense (benefit)	—	—

Net loss	(1,083)	(1,940)
Other comprehensive loss:
Net unrealized gain on securities available-for-sale, net of tax	573	569

Comprehensive loss	$(510)	$(1,371)

Per share data (basic and diluted):	$(0.11)	$(0.33)

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

(Unaudited)

(in thousands, except per share data)	June 30, 2011	June 30, 2010
Interest income
Interest and fees on loans	$5,612	$3,549
Interest on securities	1,000	1,084

Total interest income	6,612	4,633

Interest expense
Interest on deposits	418	323
Interest on time deposits of $100,000 and over	292	396
Interest on federal funds purchased and borrowed funds	275	303

Total interest expense	985	1,022

Net interest income	5,627	3,611
Provision for loan and lease losses	1,480	510

Net interest income after provision for loan and lease losses	4,147	3,101

Noninterest income
Service charges on deposit accounts	97	64
Net loss on sale of OREO	(15)	—
Gain on sales of investment securities	27	101
Other	85	93

Total noninterest income	194	258

Noninterest expense
Compensation and benefits	4,191	3,597
Occupancy	693	663
FDIC insurance	158	141
Bank franchise taxes	150	210
Technology	613	751
Communications	119	97
Insurance	76	119
Professional fees	509	485
Travel	77	93
Supplies	54	106
OREO expenses	94	19
Other expenses	164	413

Total noninterest expense	6,898	6,695

Loss before income tax	(2,557)	(3,336)
Income tax (benefit)	—	(294)

Net loss	(2,557)	(3,042)
Other comprehensive loss:
Net unrealized gain on securities available-for-sale, net of tax	833	851

Comprehensive loss	$(1,724)	$(2,191)

Per share data (basic and diluted):	$(0.32)	$(0.52)

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

(in thousands)	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net loss	$(2,557)	$(3,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	417
Net amortization of securities available-for-sale	273	77
Accretion of acquisition accounting adjustments	(1,377)	(809)
Gain on sales of investment securities	(27)	(101)
Share-based compensation expense	73	120
Gain on sales of fixed assets	(9)	—
Net loss on sale of OREO	15	—
Provision for loan and lease losses	1,480	510
Change in operating assets and liabilities
Accrued interest receivable	(50)	182
Deferred tax expense	—	145
Other assets	890	(1,992)
Accrued interest payable	(48)	(27)
Other liabilities	(402)	186

Net cash used in operating activities	(1,182)	(4,334)

Cash flows from investing activities
Proceeds from maturities, calls and sales of securities	9,410	27,284
Purchase of securities	(12,253)	(54,739)
Net proceeds from sale of OREO	2,350	—
Purchase of FRB and FHLB stock	(185)	—
Net increase in loans	(30,819)	(17,847)
Proceeds from sale of premises and equipment	9
Purchases of premises and equipment	(288)	(365)

Net cash used in investing activities	(31,776)	(45,667)

Cash flows from financing activities
Net increase in demand and savings deposits	33,517	34,654
Net decrease in time deposits	(6,165)	—
Net decrease in federal funds purchased and borrowed funds	(5,000)	(6,259)
Proceeds from issuance of common stock	17,683	—

Net cash provided by financing activities	40,035	28,395

Net increase (decrease) in cash and cash equivalents	7,077	(21,606)
Cash and cash equivalents
Beginning of period	12,201	35,203

End of period	$19,278	$13,597

Supplementary Disclosure of Cash Flow Information
Cash Payments for:
Interest	$1,572	$303

See notes to unaudited consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or “the company”) is a bank holding company for Xenith Bank (“the Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of June 30, 2011, the company, through the Bank, operates five full-service branches: one branch in Tysons Corner, Virginia, one branch in Richmond, Virginia and three branches in Suffolk, Virginia.

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

On April 4, 2011, the company completed the issuance and sale of 4,000,000 shares of common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the Securities and Exchange Commission. On April 14, 2011, the company completed the issuance and sale of an additional 600,000 shares of common stock in connection with the over-allotment option granted to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

On July 29, 2011, the Bank acquired select loans totaling approximately $59 million and related assets associated with the Richmond, Virginia branch office (“the Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling approximately $76 million and certain related liabilities associated with the Branch (the “Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (the “Paragon Agreement”), between the Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retains the real and personal property associated with the Branch office, and subject to receipt of required regulatory approvals, the Branch office will be closed.

Also on July 29, 2011, Xenith acquired substantially all of the assets and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“the FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, Receiver for VBB, the FDIC and the Bank.

Based upon a preliminary closing with the FDIC as of July 29, 2011, the Bank acquired total assets of approximately $93 million, including approximately $70 million in loans. The Bank also agreed to assume liabilities of approximately $87 million, including approximately $77 million in deposits. These amounts are estimates and, accordingly, are subject to adjustments based upon final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement.

The effective dates of the Paragon Transaction and the VBB Acquisition occurred after June 30, 2011. These transactions are further discussed in Note 13. Subsequent Events.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and the

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

statements of cash flows for the three and six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net loss.

All dollar amounts included in the tables in these notes are in thousands.

Note 3. Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements for the weeks closest to June 30, 2011 and December 31, 2010 were $532 thousand and $460 thousand, respectively.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

Note 4. Securities

The following tables present the book value and fair value of available-for-sale securities for the dates stated:

	June 30, 2011
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$48,110	$1,117	$(12)	$49,215
- Variable rate	3,084	166	—	3,250
Collateralized mortgage obligations	6,569	169	—	6,738
Agency notes/bonds—fixed rate	1,999	3	—	2,002
Trust preferred securities	1,124	—	(9)	1,115

Total securities available-for-sale	$60,886	$1,455	$(21)	$62,320

	December 31, 2010
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$43,446	$298	$—	$43,744
- Variable rate	5,035	469	(232)	5,272
Collateralized mortgage obligations	7,555	131	(45)	7,641
Trust preferred securities	2,253	—	(20)	2,233

Total securities available-for-sale	$58,289	$898	$(297)	$58,890

At June 30, 2011 and December 31, 2010, the company had securities with a fair value of $25.4 million and $26.8 million, respectively, pledged as collateral against borrowings and public deposits.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	June 30, 2011
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$38,403	$39,243	59.2%
- Federal Home Loan Mortgage Corporation	12,790	13,222	19.7%

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category, and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

	June 30, 2011
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	2	$3,744	$(12)	$—	$—	$3,744	$(12)
Trust preferred securities	1	1,115	(9)	—	—	1,115	(9)

Total securities	3	$4,859	$(21)	$—	$—	$4,859	$(21)

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

	December 31, 2010
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	4	$10,301	$(232)	$—	$—	$10,301	$(232)
Collateralized mortgage obligations	1	2,708	(45)	—	—	2,708	(45)
Trust preferred securities	2	2,233	(20)	—	—	2,233	(20)

Total securities	7	$15,242	$(297)	$—	$—	$15,242	$(297)

At June 30, 2011, the company held interests in one trust preferred security with a book value and fair value of $1.1 million. The trust preferred security had a split rating of Baa3 by Moody’s Investors Service, Inc. and BB+ by Standard and Poor’s Rating Services. All other securities are investment grade. The unrealized loss positions at June 30, 2011 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that are in an unrealized loss position at June 30, 2011, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments are not considered to be other-than-temporarily impaired at June 30, 2011; therefore, no impairment has been recognized.

Note 5. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	June 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$81,845	44.56%	$68,045	44.43%
Commercial real estate	74,208	40.41%	57,035	37.24%
Residential real estate	22,646	12.33%	23,337	15.24%
Consumer	4,950	2.70%	4,715	3.08%
Overdrafts	12	0.00%	14	0.01%

Total loans	183,661	100.00%	153,146	100.00%
Allowance for loan and lease losses	(2,986)		(1,766)

Total loans, net of allowance	$180,675		$151,380

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

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

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$78,460	$1,563	$1,479	$343	$81,845
Commercial real estate	66,426	4,787	2,585	410	74,208
Residential real estate	21,866	486	294	—	22,646
Consumer	4,941	5	4	—	4,950
Overdrafts	12	—	—	—	12

Total loans	$171,705	$6,841	$4,362	$753	$183,661

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$63,743	$2,029	$1,901	$372	$68,045
Commercial real estate	45,466	6,290	4,739	540	57,035
Residential real estate	22,687	506	144	—	23,337
Consumer	4,634	81	—	—	4,715
Overdrafts	14	—	—	—	14

Total loans	$136,544	$8,906	$6,784	$912	$153,146

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

The fair value adjustment was comprised of a credit and interest rate adjustment of $7.6 million. The remaining fair value adjustment for credit and interest rates as of June 30, 2011 and December 31, 2010 was $2.5 million and $3.8 million, respectively.

As of June 30, 2011, the outstanding balance of loans identified as impaired at the date of the merger that remains outstanding was $897 thousand.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	June 30, 2011	December 31, 2010
Balance at beginning of period	$1,766	$—
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	250	200
Residential real estate	50	52
Consumer	4	1
Overdrafts	7	15

Total charge-offs	311	268

Recoveries:
Commercial and industrial	42	—
Commercial real estate	8	43
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	1

Total recoveries	51	44

Net charge-offs	260	224

Allowance, net of charge-offs and recoveries	1,506	(224)
Additions to the allowance for loan and lease losses	1,480	1,990

Allowance after additions	2,986	1,766
Balance at end of period	$2,986	$1,766

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

The following table presents the allowance for loan and lease losses and the amount independently and collectively evaluated for impairment by loan type and loans in each category to total loans as of the dates stated:

	June 30, 2011
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$934	$285	$649
Commercial real estate	1,798	—	1,798
Residential real estate	233	—	233
Consumer	21	—	21

Total allowance for loan and lease losses	$2,986	$285	$2,701

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

	December 31, 2010
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$470	$110	$360
Commercial real estate	1,106	250	856
Residential real estate	164	—	164
Consumer	26	—	26

Total allowance for loan and lease losses	$1,766	$360	$1,406

At June 30, 2011, there was one commercial and industrial loan in the amount of $890 thousand classified as impaired. An allowance of $285 thousand was recorded at June 30, 2011 related to this loan. At December 31, 2010, there was one commercial and industrial loan in the amount of $890 thousand classified as impaired with an allowance of $110 thousand and one commercial real estate loan in the amount of $1.3 million classified as impaired with an allowance of $250 thousand.

The following table presents the age analysis of loans past due as of the dates stated:

	June 30, 2011
	30-89 days Past Due	Greater than 90 Days	Total Past Due
Commerical and industrial	$738	$1,098	$1,836
Commercial real estate	1,422	2,146	3,568
Residential real estate	657	—	657
Consumer	13	4	17

Total	$2,830	$3,248	$6,078

	December 31, 2010
	30-89 days Past Due	Greater than 90 Days	Total Past Due
Commerical and industrial	$1,063	$389	$1,452
Commercial real estate	311	2,449	2,760
Residential real estate	248	—	248
Consumer	1	3	4

Total	$1,623	$2,841	$4,464

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. As of June 30, 2011, there were no loans past due 90 days or more for which interest is accruing.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

	June 30, 2011	December 31, 2010
Commercial and industrial	$1,098	$389
Commercial real estate	2,146	2,449
Residential real estate	—	—
Consumer	4	3

Nonaccrual loans	$3,248	$2,841
Other real estate owned	—	1,485

Total nonperforming assets	$3,248	$4,326

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

Note 6. Goodwill and Other Intangible Assets

As part of the purchase price allocation for the acquisition of First Bankshares on December 22, 2009, the company recorded $13.0 million in goodwill and $1.2 million of core deposit intangibles. Core deposit intangible assets are being amortized over a 10-year period on a straight-line basis. The following table presents goodwill and other intangible assets as of the dates stated:

	June 30, 2011	December 31, 2010
Amortizable core deposit intangibles:
Gross carrying value	$1,240	$1,240
Accumulated amortization	(180)	(120)

Net carrying value	$1,060	$1,120

Unamortizable goodwill:
Carrying value	$12,989	$12,989

Total goodwill and other intangible assets, net	$14,049	$14,109

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	June 30, 2011	December 31, 2010
Noninterest-bearing demand deposits	$22,679	$22,800
Interest-bearing:
Demand and money market	80,692	47,230
Savings deposits	3,637	3,461
Time deposits of $100,000 or more	40,785	47,516
Other time deposits	54,158	54,132

Total deposits	$201,951	$175,139

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

At June 30, 2011, net deferred tax assets were $7.6 million, for which a full valuation allowance is recorded, based primarily on the fact that the company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

Note 9. Loss per Share

The following table summarizes basic and diluted loss per share calculations for the periods stated. The loss per share calculations for the three and six months ended June 30, 2011 does not include shares of common stock issuable upon the exercise of 433,688 of outstanding stock options or upon the exercise of 563,760 outstanding warrants to purchase shares of common stock, because the exercise of the stock options and warrants would be anti-dilutive.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

	For the Three Months Ended June 30,
	2011	2010
Net loss	$(1,083)	$(1,940)
Weighted average number of shares outstanding	10,229	5,847
Loss per share, basic	$(0.11)	$(0.33)

Loss per share, diluted	$(0.11)	$(0.33)

	For the Six Months Ended June 30,
	2011	2010
Net loss	$(2,557)	$(3,042)
Weighted average number of shares outstanding	8,050	5,847
Loss per share, basic	$(0.32)	$(0.52)

Loss per share, diluted	$(0.32)	$(0.52)

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

The following table presents unfunded commitments outstanding as of the date stated:

June 30, 2011
Commercial lines of credit	$27,731
Construction loans
- Commercial	14,933
- Residential	1,037
Home equity lines of credit	5,828
Consumer and overdraft protection	679
Letters of credit	2,758

Total commitments	$52,966

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

June 30, 2011

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

Available-for-sale Securities:

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Real Estate Owned:

Other real estate owned is measured at the asset’s fair value less costs for disposal. The company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

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

Impaired Loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

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

The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of June 30, 2011 Using
	June 30, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:
Securities available for sale	$62,320	$—	$62,320	$—
Assets measured on a nonrecurring basis:
Impaired loans	3,248	—	—	3,248
Other real estate owned	—	—	—	—

		Fair Value Measurements as of December 31, 2010 Using
	December 31, 2010 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:
Securities available for sale	$58,890	$—	$58,890	$—
Assets measured on a nonrecurring basis:
Impaired loans	2,841	—	—	2,841
Other real estate owned	1,485	—	—	1,485

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$16,369	$16,369	$10,745	$10,745
Federal funds sold	2,909	2,909	1,456	1,456
Securities available for sale	62,320	62,320	58,890	58,890
Other investments	3,217	3,217	3,141	3,141
Loans, net	180,675	181,183	151,380	152,020
Accrued interest receivable	871	871	821	821

Financial Liabilities
Federal funds purchased	$—	$—	$—	$—
Long-term borrowings	20,000	20,606	25,000	25,693
Deposits	201,951	202,285	175,139	175,919
Accrued interest payable	406	406	454	454

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

Note 12. Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring. Pursuant to this amendment, the creditor must separately conclude that both of the following exist (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management is currently evaluating the impact that this accounting standard could have on the company’s consolidated financial statements.

Note 13. Subsequent Events

On July 29, 2011, the Bank acquired select loans totaling approximately $59 million and related assets associated with the Richmond, Virginia branch office (“the Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling approximately $76 million and certain related liabilities associated with the Branch (the “Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (the “Paragon Agreement”), between the Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retains the real and personal property associated with the Branch office, and subject to receipt of required regulatory approvals, the Branch office will be closed.

Under the terms of the Paragon Agreement, Paragon made a cash payment to the Bank in the amount of $17.3 million (subject to adjustment as provided in the Paragon Agreement), which represents the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%. A final allocation of the consideration transferred in the Paragon Transaction is not complete.

Also on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The FDIC is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, Receiver for VBB, the FDIC and the Bank.

Based upon a preliminary closing with the FDIC as of July 29, 2011, the Bank acquired total assets of approximately $93 million, including approximately $70 million in loans. The Bank also assumed liabilities of approximately $87 million, including approximately $77 million in deposits. These amounts are estimates and, accordingly, are subject to adjustments based upon final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement.

Under the terms of the VBB Agreement, the Bank received a discount of approximately $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discounted net assets and the difference between the assets acquired and the liabilities assumed (subject to adjustment as provided in the VBB Agreement). A final allocation of the consideration transferred in the VBB Acquisition is not complete.

The Paragon Transaction and VBB Acquisition provide strategic and financial growth while leveraging the Bank’s existing infrastructure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). The data presented at June 30, 2011 and for the three- and six-month periods ended June 30, 2011 is derived from unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xentith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands.

BUSINESS OVERVIEW

Xenith Bankshares is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are geographically focused on the Washington, D.C.-Arlington-Alexandria, Richmond and Virginia Beach-Norfolk-Newport News metropolitan statistical area, which we refer to as our target markets. As of June 30, 2011, the Bank conducts its principal banking activities through its five branches, with one branch located in Tysons Corner, Virginia, one branch located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk, Virginia in the merger with First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. SuffolkFirst Bank opened its first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the former SuffolkFirst Bank branches operate under the name Xenith Bank. As of June 30, 2011, we had total assets of $288.6 million, total loans, net of the allowance for loan and lease losses, of $180.7 million, total deposits of $202.0 million and shareholders’ equity of $64.8 million.

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

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of non-

interest income include service charges on deposit accounts, fees from loan originations, gains on the sale of securities, and other miscellaneous income. Deposits and Federal Home Loan Bank borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits.

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

Acquisitions

On July 29, 2011, the Bank acquired select loans totaling approximately $59 million and related assets associated with the Richmond, Virginia branch office (“the Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling approximately $76 million and certain related liabilities associated with the Branch (“the Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (“the Paragon Agreement”), between the Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retains the real and personal property associated with the Branch office and, subject to receipt of required regulatory approvals, the Branch office will be closed.

Under the terms of the Paragon Agreement, Paragon made a cash payment to the Bank in the amount of $17.3 million (subject to adjustment as provided in the Paragon Agreement), which represents the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%. A final allocation of the consideration transferred in the Paragon Transaction is not complete.

Also on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, Receiver for VBB, the FDIC and the Bank.

Based upon a preliminary closing with the FDIC as of July 29, 2011, the Bank acquired total assets of approximately $93 million, including approximately $70 million in loans. The Bank also agreed to assume liabilities of approximately $87 million, including approximately $77 million in deposits. These amounts are estimates and, accordingly, are subject to adjustments based upon final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement.

Under the terms of the VBB Agreement, the Bank received a discount of approximately $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discounted net assets and the difference between the assets acquired and the liabilities assumed (subject to adjustment as provided in the VBB Agreement). A final allocation of the consideration transferred in the VBB Acquisition is not complete.

The effective dates of the Paragon Transaction and the VBB Acquisition occurred after June 30, 2011. The impact of these transactions on our results of operations, financial condition, liquidity and capital resources is not discussed in Management’s Discussion and Analysis presented herein.

Industry Conditions

In the second quarter of 2011, the economic recovery continued at a moderate pace, however slower than was expected earlier in the year. Recent labor market indicators have been weaker than anticipated. The monthly unemployment rate, as published by the Bureau of Labor Statistics, climbed to 9.2% in the second quarter of 2011 after dropping below 9.0% in the first quarter of 2011. The slowing of the recovery is due in part to higher food and energy prices, as well as supply chain disruptions associated with weather-related disruptions. Household spending and business investment in equipment and software have shown some expansion. Although, Freddie Mac reported that existing home sales in the first four months of 2011 were up approximately 5% from the average pace of 2010, in line with projections for the year, the housing market remains depressed.

On June 22, 2011, the Federal Open Market Committee (“FOMC”) publicly stated that it expects the pace of recovery to pick up over the coming quarters and the unemployment rate to resume a gradual decline. The FOMC also reaffirmed that economic conditions “are likely to warrant exceptionally low levels for the federal funds rate for an extended period.” The FOMC also stated that it is maintaining its existing policy of reinvesting principal payments from its securities holdings. On June 30, 2011, the FOMC completed its purchase of $600 billion in long-term Treasury securities, in line with expectations.

On August 5, 2011, days after U.S. lawmakers agreed to raise the debt ceiling through 2012, Standard and Poor’s downgraded the U.S. government’s credit rating from AAA to AA+. As the downgrade is unprecedented, it is uncertain how it will impact the equity and debt markets, as well as the economy as a whole. In an August 9, 2011 release, the FOMC stated it now expects a somewhat slower pace of recovery over the coming quarters and that downside risks to the economic outlook have increased. The FOMC stated it would keep the target range for the federal funds rate at 0 to ¼ percent. It stated conditions “are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013.”

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

In our continuing evaluation of our business strategy, we believe properly priced acquisitions can complement our organic growth. We may seek to acquire additional financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or lines of business or offer new services or products. We are continually evaluating potential acquisitions to determine what is in the best interest of our company. Our goal in making these decisions is to maximize shareholder value.

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

Our critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2010 Form 10-K. Since December 31, 2010, there have been no changes in these policies that have had or could reasonably expected to have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Loss

For the three months ended June 30, 2011, we reported a net loss of $1.1 million, compared to a net loss of $1.9 million for the three months ended June 30, 2010. For the six months ended June 30, 2010, we reported a net loss of $2.6 million, compared to a net loss of $3.0 million for the six months ended June 30, 2010. Lower losses for both the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 were primarily driven by greater net interest income, partially offset by a higher provision for loan and lease losses, due to loan growth, in the six-month period ended June 30, 2011.

The following table presents net loss and net loss per share information for the periods stated. On April 4, 2011 and April 14, 2011, common shares outstanding increased 4,000,000 and 600,000, respectively, as a result of the completion of our underwritten public offering of shares of our common stock on April 4, 2011 and the related exercise of the underwriters of their over-allotment option on April 14, 2011.

	For the Three Months Ended June 30,
	2011	2010
Net loss	$(1,083)	$(1,940)

Loss per share, basic and diluted	$(0.11)	$(0.33)

	For the Six Months Ended June 30,
	2011	2010
Net loss	$(2,557)	$(3,042)

Loss per share, basic and diluted	$(0.32)	$(0.52)

Net Interest Income

For the three months ended June 30, 2011, net interest income was $2.9 million compared to $2.1 million for the three months ended June 30, 2010. As presented in the table below, net interest margin for the three-month period ended June 30, 2011 was 4.35%, a 16 basis point decrease from the same period in 2010. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Higher net interest income was primarily due to higher average loan balances and lower rates paid on time deposits, partially offset by lower rates earned on investments and higher average savings deposit balances. Lower net interest margin in the three-month period ended June 30, 2011 compared to the same period of 2010 is the result of lower accretion from acquisition accounting adjustments. Excluding the effect of acquisition accounting adjustments, net interest margin increased 50 basis points to 3.50% for the three-month period ended June 30, 2011 from 3.00% for the same period in 2010. Average interest-earning assets and related interest income increased $77.1 million and $740 thousand, respectively, for the three-month period ended June 30, 2011 compared to the same period in 2010. Average interest-bearing liabilities increased $52.7 million; however, related interest expense declined $24 thousand for the three-month period ended June 30, 2011 compared to the same period in 2010. Yields on interest-earning assets decreased 51 basis points to 5.09%, while costs of interest-bearing liabilities declined 41 basis points to 0.98% when comparing the three-month period ended June 30, 2011 to the same period in 2010.

For the six months ended June 30, 2011, net interest income was $5.6 million compared to $3.6 million for the six months ended June 30, 2010. As presented in the table below, net interest margin for the six months ended June 30, 2011 was 4.58%, a 56 basis point increase from the same period ended June 30, 2010. Excluding the effect of acquisition accounting adjustments, net interest margin for the six months ended June 30, 2011 was 3.46%, a 59 basis point increase from 2.87% for the same period in 2010. Contributing to higher net interest income and net interest margin was higher average loan balances and lower rates paid on time deposits, partially offset by lower yields on investments and higher average balances of savings deposits. Average interest-earning assets and related interest income increased $66.2 million and $2.0 million, respectively, for the six-month period ended June 30, 2011 compared to the same period in 2010. Average interest-bearing liabilities increased $50.0 million; however, related interest expense declined $37 thousand for the six-month period ended June 30, 2011 compared to the same period in 2010. Yields on interest-earning assets increased 22 basis points to 5.38%, while costs of interest-bearing liabilities declined 42 basis points to 1.04% when comparing the six-month period ended June 30, 2011 to the same period in 2010.

Our acquired loan portfolio was discounted to fair value (for expected credit losses and for interest rates) immediately following the merger. The total performing loan discount of $4.1 million at the date of the merger is being recognized into interest income over the estimated remaining life of the loans. The performing loan discount accretion was $292 thousand and $429 thousand, respectively, for the three-month periods ended June 30, 2011 and June 30, 2010. The performing loan discount accretion was $836 thousand and $489 thousand, respectively, for the six-month periods ended June 30, 2011 and June 30, 2010. The effect of this accretion on net interest margin was 44 basis points and 93 basis points, respectively, for the three-month periods ended June 30, 2011 and June 30, 2010. The effect of this accretion on net interest margin was 68 basis points and 54 basis points, respectively, for the six-month periods ended June 30, 2011 and June 30, 2010. Acquired time deposits were also adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and is being amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense of $270 thousand for the three-month periods ended June 30, 2011 and June 30, 2010, and $540 thousand for the six-month periods ended June 30, 2011 and June 30, 2010. The effect of this adjustment on net interest margin was 41 basis points and 58 basis points, respectively, for the three-month periods ended June 30, 2011 and June 30, 2010 and 44 basis points and 60 basis points, respectively, for the six-month periods ended June 30, 2011 and June 30, 2010.

The following table provides a detailed analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Three Months Ended June 30,
							2011 vs. 2010
	Average Balances (1)		Yield / Rate		Income /Expense (7), (8)		Increase	Change due to (2)
	2011	2010	2011	2010	2011	2010	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$653	$1,244	0.00%	0.00%	$—	$—	$—
Investments / Interest-earning deposits	83,097	70,232	2.50%	3.50%	519	614	(95)	(195)	100
Loans, gross (3)	179,400	114,533	6.30%	6.95%	2,827	1,991	836	(201)	1,037

Total interest-earning assets	263,150	186,009	5.09%	5.60%	3,346	2,605	741	(396)	1,137

Noninterest-earning assets:
Cash and due from banks	2,821	2,829
Premises and fixed assets	6,273	6,796
Other assets	18,394	22,496
Allowance for loan and lease losses	(2,766)	(195)

Total noninterest-earning assets	24,722	31,926

Total assets	$287,872	$217,935

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$5,392	$20,681	0.21%	0.81%	$3	$42	$(39)	$(19)	$(20)
Savings deposits	69,300	3,738	0.95%	0.43%	164	4	160	10	150
Time deposits	103,933	93,430	0.73%	1.31%	190	307	(117)	(148)	31
Federal funds purchased and borrowed funds	20,158	28,278	2.54%	2.21%	128	156	(28)	22	(49)

Total interest-bearing liabilities	198,783	146,127	0.98%	1.39%	485	509	(23)	(135)	112

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	24,651	14,177
Other liabilities	1,560	5,021

Total noninterest-bearing liabilities	26,211	19,198

Shareholders’ equity	62,879	52,610

Total liabilities and shareholders’ equity	$287,872	$217,935

Interest rate spread (4)			4.11%	4.21%
Net interest income (5)					$2,861	$2,096	$764	$(261)	$1,025

Net interest margin (6)			4.35%	4.51%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2011 and 2010 includes $292 thousand and $429 thousand, respectively, in accretion related to fair value adjustments related to the merger.
(8)	Interest expense on time deposits in 2011 and 2010 is reduced by $270 thousand related to fair value adjustments related to the merger.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Six Months Ended June 30,
							2011 vs. 2010
	Average Balances (1)		Yield / Rate		Income /Expense (7), (8)		Increase	Change due to (2)
	2011	2010	2011	2010	2011	2010	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$551	$1,219	0.00%	0.00%	$—	$—	$—
Investments / Interest-earning deposits	74,532	70,521	2.68%	3.07%	1,000	1,084	(84)	(143)	59
Loans, gross (3)	170,720	107,862	6.57%	6.58%	5,612	3,549	2,063	(3)	2,066

Total interest-earning assets	245,803	179,602	5.38%	5.16%	6,612	4,633	1,979	(146)	2,125

Noninterest-earning assets:
Cash and due from banks	2,577	2,799
Premises and fixed assets	6,329	6,856
Other assets	18,495	20,061
Allowance for loan and lease losses	(2,649)	(160)

Total noninterest-earning assets	24,752	29,556

Total assets	$270,555	$209,158

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$5,511	$15,272	0.22%	0.68%	$6	$52	$(46)	$(23)	$(22)
Savings deposits	58,069	3,661	0.92%	0.49%	268	9	259	14	245
Time deposits	102,351	93,225	0.85%	1.41%	436	658	(222)	(282)	59
Federal funds purchased and borrowed funds	23,935	27,735	2.30%	2.18%	275	303	(28)	15	(43)

Total interest-bearing liabilities	189,866	139,893	1.04%	1.46%	985	1,022	(37)	(276)	239

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	22,890	14,057
Other liabilities	2,068	2,047

Total noninterest-bearing liabilities	24,958	16,104

Shareholders’ equity	55,731	53,161

Total liabilities and shareholders’ equity	$270,555	$209,158

Interest rate spread (4)			4.34%	3.70%
Net interest income (5)					$5,627	$3,611	$2,016	$130	$1,886

Net interest margin (6)			4.58%	4.02%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2011 and 2010 includes $836 thousand and $489 thousand, respectively, in accretion related to fair value adjustments related to the merger.
(8)	Interest expense on time deposits in 2011 and 2010 is reduced by $540 thousand related to fair value adjustments related to the merger.

Noninterest Income

Noninterest income decreased from $81 thousand for the three months ended June 30, 2010 to $48 thousand for the three months ended June 30, 2011. This decrease was primarily due to a net loss on the disposition of other real estate owned, (“OREO”), partially offset by higher gains on sales of investment securities.

Noninterest income decreased from $258 thousand for the six months ended June 30, 2010 to $194 thousand for the six months ended June 30, 2011. This decrease was primarily due to lower gains on sales of investment securities in the 2011 period.

Noninterest Expense

For the three months ended June 30, 2011, noninterest expense was $3.5 million compared to $3.6 million for the three months ended June 30, 2010. Lower technology costs and other expenses in the 2011 period were partially offset by higher compensation and benefits costs in the same period. The Bank installed a new technology platform in the three-month period ended June 30, 2010.

For the six months ended June 30, 2011, noninterest expense was $6.9 million compared to $6.7 million for the six months ended June 30, 2010. Lower technology and other expenses in the 2011 period were partially offset by higher compensation and benefits expense. Higher compensation and benefits expenses have increased as we added personnel, including skilled bankers, to support our growth strategy.

Income Taxes

At June 30, 2011, net deferred tax assets were $7.6 million, for which a full valuation allowance was recorded, based primarily on the fact that we experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	June 30, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$48,110	$49,215	4.62	3.31%
- Variable rate	3,084	3,250	4.67	3.02%
Agency notes/bonds—fixed rate	1,999	2,002	0.29	1.65%
Collateralized mortgage obligations	6,569	6,738	3.27	3.47%
Trust preferred securities	1,124	1,115	5.79	7.74%

Total securities available-for-sale	$60,886	$62,320	4.35	3.33%

	December 31, 2010
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$43,446	$43,744	2.69	2.81%
- Variable rate	5,035	5,272	11.14	3.40%
Collateralized mortgage obligations	7,555	7,641	2.32	3.00%
Trust preferred securities	2,253	2,233	5.16	7.48%

Total securities available-for-sale	$58,289	$58,890	3.48	3.06%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	June 30, 2011
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$8,405	2.45%	$40,810	3.48%	$49,215	3.31%
- Variable rate	—	—	—	—	—	—	3,250	3.02%	3,250	3.02%
Collateralized mortgage obligations	—	—	—	—	—	—	6,738	3.48%	6,738	3.48%
Agency notes/bonds—fixed rate	—	—	2,002	1.65%	—	—	—	—	2,002	1.65%
Trust preferred securities	—	—	—	—	—	—	1,115	7.74%	1,115	7.74%

Total securities available for sale	$—	—	$2,002	1.65%	$8,405	2.45%	$51,913	3.55%	$62,320	3.33%

	December 31, 2010
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$4,695	1.92%	$39,049	2.92%	$43,744	2.81%
- Variable rate	—	—	—	—	—	—	5,272	3.40%	5,272	3.40%
Collateralized mortgage obligations	—	—	—	—	—	—	7,641	3.00%	7,641	3.00%
Trust preferred securities	—	—	—	—	—	—	2,233	7.48%	2,233	7.48%

Total securities available-for-sale	$—	—	$—	—	$4,695	1.92%	$54,195	3.17%	$58,890	3.06%

Loans

The following table provides the maturity analysis of our loan portfolio as of the date stated based on whether loans are variable-rate or fixed-rate loans:

	June 30, 2011
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$36,235	$19,767	$5,300	$25,067	$18,536	$910	$19,446	$80,747
Commercial real estate (2)	14,488	46,930	46	46,977	7,969	2,629	10,598	72,062
Residential real estate	5,584	6,397	1,709	8,106	4,493	4,478	8,971	22,662
Consumer (3)	926	3,405	—	3,405	598	—	598	4,930
Overdrafts	12	—	—	—	—	—	—	12

Total loans	$57,245	$76,499	$7,056	$83,555	$31,595	$8,017	$39,613	$180,413

(1)	Excludes $1,098 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $2,146 thousand in nonaccrual variable-rate loans.
(3)	Excludes $4 thousand in nonaccrual fixed-rate loans.

	December 31, 2010
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$35,446	$13,895	376	$14,271	$15,876	$1,078	$16,954	$66,671
Commercial real estate (2)	21,208	22,426	—	22,426	9,457	1,246	10,704	54,338
Residential real estate	6,508	4,053	582	4,635	7,953	4,241	12,194	23,337
Consumer (3)	712	3,055	1	3,056	912	14	926	4,694
Overdrafts	14	—	—	—	—	—	—	14

Total loans	$63,887	$43,430	959	$44,389	$34,198	$6,580	$40,777	$149,053

(1)	Excludes $1,374 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $2,697 thousand in nonaccrual variable-rate loans.
(3)	Excludes $20 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate were 66.5% of the loan portfolio at June 30, 2011 and 73.1% at December 31, 2010. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. Commercial real estate, or CRE, loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

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

As of December 22, 2009, prior to the merger, our allowance for loan and lease losses was $6.7 million. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 due to adjustments attributable to the acquisition method of accounting. For the three months and six months ended June 30, 2011, we recorded provision expense of $510 thousand and $1.5 million, respectively. For the three and six months ended June 30, 2010, we recorded a provision of $470 thousand and $510 thousand, respectively. Our allowance for loan and lease losses as of June 30, 2011 is primarily for new loan production since the merger and changes in credit quality related to the purchased loan portfolio.

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans for the dates stated:

	June 30, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$934	44.6%	$470	44.4%
Commercial real estate	1,798	40.4%	1,106	37.3%
Residential real estate	233	12.3%	164	15.2%
Consumer	21	2.7%	26	3.1%

Total allowance for loan and lease losses	$2,986	100.0%	$1,766	100.0%

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2011 and December 31, 2010, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

At June 30, 2011, we had no OREO assets. As of December 31, 2010, we had $1.5 million in OREO consisting of hotel/mixed use and single family properties resulting from foreclosure. OREO asset valuations are evaluated periodically, and any necessary write down to fair value is recorded as impairment. In the three- and six-month periods ended June 30, 2011, $76 thousand and $15 thousand, respectively, was recorded as a loss on the sale of OREO.

All of our nonperforming assets at June 30, 2011 were acquired in the merger, and their carrying values were adjusted to fair value immediately following the merger, in applying the acquisition method of accounting.

The following table summarizes our nonperforming assets as of the dates stated:

	June 30, 2011	December 31, 2010
Nonaccrual loans	$3,248	$2,841
Other real estate owned	—	1,485

Total nonperforming assets	$3,248	$4,326

Nonperforming assets as a percentage of total loans	1.80%	2.82%
Nonperforming assets as a percentage of total assets	1.13%	1.72%
Net charge-offs as a percentage of average loans	0.15%	0.18%
Allowance for loan and lease losses as a percentage of total loans	1.65%	1.15%
Allowance for loan and lease losses to nonaccrual loans	91.93%	62.14%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits at June 30, 2011 totaled $202.0 million compared to deposits of $175.1 million at December 31, 2010, an increase of 15.3%. Demand deposits, including money market accounts, increased $33.3 million, or approximately 47.6% over balances at December 31, 2010, while time deposits decreased $6.7 million, or approximately 6.6% from balances at December 31, 2010.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated:

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$22,890	—	$16,564	—
Interest-bearing deposits:
Demand and money market	59,959	0.90%	26,425	0.84%
Savings accounts	3,620	0.50%	3,537	0.50%
Time deposits $100,000 or greater (1)	49,220	1.18%	38,326	1.63%
Time deposits less than $100,000	53,224	0.54%	60,333	1.15%

Total interest-bearing deposits	166,023	0.85%	128,621	1.21%

Total average deposits	$188,913	0.75%	$145,185	1.07%

(1)	Includes brokered deposits of $5.1 million at June 30, 2011 and $10.2 million at December 31, 2010.

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of June 30, 2011:

	Within 3 Months	3-6 Months	6-12 Months (1)	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$9,071	$3,883	$9,474	$17,858	$40,286	19.95%

(1)	Includes brokered deposits of $5.1 million.

Short-Term Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	June 30, 2011				December 31, 2010
	Period-end Balance	Highest Month-end Balance	Average Balance	Weighted Average Rate	Year-end Balance	Highest Month-end Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$2,191	$568	0.76%	$—	—	$37	0.76%
Other borrowings	—	1,000	1,571	0.09%	—	$4,700	742	0.81%

Total short-term borrowings	$—	$3,191	$2,139		$—	$4,700	$779	0.57%

LIQUIDITY AND CAPITAL RESOURCES

In the six-month period ended June 30, 2011, cash and cash equivalents increased $7.1 million compared to a decrease of $21.6 million in the same period in 2010. Net cash used in operating activities was $1.2 million for the six-month period ended June 30, 2011 compared to net cash used in operating activities of $4.3 million for the same period in 2010. The lower use of cash in operating activities is primarily due to a lower net loss and an increase in other assets in the 2011 period. Net cash used in investing activities was $31.8 million for the six-month period ended June 30, 2011 compared to net cash used in investing activities of $45.7 million for the same period in 2010. In the six-month period ended June 30, 2011, net cash invested in securities was $42.5 million lower than in the same period of 2010; however, in the six-month period ended June 30, 2011, our net investment in loans was $13.0 million higher than in the same period in 2010. Net cash provided by financing activities in the six-month period ended June 30, 2011 was $40.0 million compared to $28.4 million for the same period of 2010. Greater cash provided by financing activities in the six-month period ended June 30, 2011 was primarily due to the issuance and sale of 4,600,000 shares of our common stock in an underwritten public offering, as more fully described below.

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

In addition, we have a secured borrowing facility with the Federal Home Loan Bank. The total credit availability is equal to 30% of our total assets. Under this facility, we have one non-amortizing term loan outstanding for $20 million, which was originated on January 25, 2008, bears a rate of 2.5%, and matures on January 25, 2013. As of June 30, 2011, our total credit availability under this facility was $59.4 million, based our March 31, 2011 balance sheet.

We also have an uncommitted line of credit by a national bank to borrow federal funds up to $5.0 million on an unsecured basis. The uncommitted line is not a confirmed line or loan and terminates on June 30, 2012, if not cancelled earlier. Borrowings under this arrangement bear interest at the prevailing federal funds rate. At June 30, 2011, there were no borrowings outstanding under this uncommitted line of credit.

On April 4, 2011, we completed the issuance and sale of 4,000,000 shares of our common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the Securities and Exchange Commission (“SEC”). On April 14, 2011, we completed the issuance and sale of an additional 600,000 shares of our common stock in connection with the over-allotment option granted by us to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs that may arise, within realistic limitations, for the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, which is the period beginning December 22, 2009 and ending December 22, 2012, the Bank must operate within the parameters of its business plan submitted in connection with BankCapPartners’ application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of June 30, 2011, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well- capitalized”. Since June 30, 2011, there are no conditions or events that management believes have changed our status as “well-capitalized”.

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the date stated:

	June 30, 2011
	Xenith Bank	Xenith Bankshares
Tier 1 capital	$48,758	$49,337
Total risk-based capital	51,246	52,584
Risk-weighted assets	197,702	198,526

The following table compares capital ratios for the Bank and Xenith Bankshares to regulatory minimum and well-capitalized ratios as of the date stated:

	June 30, 2011		Regulatory Minimum	Well Capitalized
	Xenith Bank	Xenith Bankshares
Tier 1 leverage ratio	17.85%	18.07%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	24.56%	24.96%	4.00%	> 6.00%
Total risk-based capital ratio	25.81%	26.60%	8.00%	> 10.00%

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

A negative interest-sensitive gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “time horizon”. The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities for a given time period. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income, and falling rates would be expected to have a negative effect. The following table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Variable–rate loans are reflected at the earliest re-pricing interval since they re-price according to their terms. Borrowed funds are reflected at the earlier of their maturity or contractual re-pricing interval. Interest-bearing liabilities, with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected at expected rates of attrition. Time deposits and fixed-rate loans are reflected at their respective contractual maturity dates.

The following table, “Gap Report”, indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position at June 30, 2011 of $60.6 million. This net asset-sensitive position was a result of $161.3 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $100.7 million in interest rate-sensitive liabilities being available for re-pricing during the next 12 months. Our gap position at June 30, 2011 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$13,949	$—	$—	$—	$16,369
Fed Funds Sold	2,909	—	—	—	2,909
Securities	4,843	1,638	8,817	48,927	65,660
Loans	132,679	5,277	21,600	18,279	184,589
Allowance for loan and lease losses	—	—	—	—	—
Premises and Equipment	—	—	—	—	—
Intangibles	—	—	—	—	—
OREO	—	—	—	—	—
Other Assets	—	—	—	—	—

Total Assets	$154,380	$6,915	$30,417	$67,206	$288,719

Liabilities and Equity
Demand deposits	$—	$—	$—	$—	$22,679
Interest-bearing deposits	62,392	38,350	74,654	13,365	189,277
Fed Funds Purchased	—	—	—	—	—
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	1,824
Shareholders’ equity	—	—	—	—	64,820

Total Liabilities and Equity	$62,392	$38,350	$94,654	$13,365	$298,601

Discrete Gap:	$91,988	$(31,435)	$(64,237)	$53,841
Cumulative Gap:	$91,988	$60,553	$(3,684)	$50,157

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the date stated:

June 30, 2011
Commercial lines of credit	$27,731
Construction loans
- Commercial	14,933
- Residential	1,037
Home equity lines of credit	5,828
Consumer and overdraft protection	679
Letters of credit	2,758

Total commitments	$52,966

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index:

Exhibit No.*	Description

2.1	Purchase and Assumption Agreement, dated as of June 1, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on June 3, 2011 (File No. 000-53380))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

*	XBRL Interactive Data File will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the date of the filing of this Quarterly Report on Form 10-Q as permitted by Rule 405(a)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES INC.

Date: August 12, 2011	/s/ T. GAYLON LAYFIELD, III

T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	/s/ THOMAS. W. OSGOOD

Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)