Form 10-Q
period 2011-09-30
Xenith Bankshares, Inc.
filed 2011-11-14
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, par value $1.00 per share, outstanding at November 7, 2011 was 10,446,928.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share data)	(Unaudited) September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents
Cash and due from banks	$76,051	$10,745
Federal funds sold	7,916	1,456

Total cash and cash equivalents	83,967	12,201
Securities available-for-sale, at fair value	60,861	58,890
Loans, net of allowance for loan and lease losses, 2011 - $3,421; 2010 - $1,766	293,307	151,380
Premises and equipment, net	6,025	6,450
Other real estate owned	1,379	1,485
Goodwill and other intangible assets, net	16,445	14,109
Accrued interest receivable	1,317	821
Other assets	6,654	5,865

Total assets	$469,955	$251,201

Liabilities and Shareholders’ equity
Deposits
Demand and money market	$225,223	$70,030
Savings	3,322	3,461
Time	133,733	101,648

Total deposits	362,278	175,139
Accrued interest payable	274	454
Federal funds purchased and borrowed funds	20,000	25,000
Other liabilities	6,995	1,819

Total liabilities	389,547	202,412

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 8,381 and 0 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	8,381	—
Common stock, $1.00 par value, 100,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 10,446,928 and 5,846,928 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	10,447	5,847
Additional paid-in capital	70,911	57,715
Accumulated deficit	(11,142)	(15,374)
Accumulated other comprehensive income, net of tax	1,811	601

Total shareholders’ equity	80,408	48,789

Total liabilities and shareholders’ equity	$469,955	$251,201

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

(Unaudited)

(in thousands, except per share data)	September 30, 2011	September 30, 2010
Interest income
Interest and fees on loans	$5,129	$2,372
Interest on securities	515	537

Total interest income	5,644	2,909

Interest expense
Interest on deposits	447	221
Interest on time deposits of $100,000 and over	180	208
Interest on federal funds purchased and borrowed funds	185	154

Total interest expense	812	583

Net interest income	4,832	2,326

Provision for loan and lease losses	1,620	740

Net interest income after provision for loan and lease losses	3,212	1,586

Noninterest income
Service charges on deposit accounts	42	44
Net loss on sales and write-down of OREO	(166)	(6)
Gain on sales of investment securities	38	7
Bargain purchase gain	8,658	—
Other	9	57

Total noninterest income	8,581	102

Noninterest expense
Compensation and benefits	2,593	1,852
Occupancy	419	350
FDIC insurance	87	73
Bank franchise taxes	90	105
Technology	446	264
Communications	88	55
Insurance	48	77
Professional fees	696	363
Travel	54	47
Supplies	56	32
OREO expenses	119	—
Other expenses	250	127

Total noninterest expense	4,946	3,345

Income (loss) before income tax	6,847	(1,657)

Income tax expense	58	294

Net income (loss)	6,789	(1,951)

Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax	377	145

Comprehensive income (loss)	$7,166	$(1,806)

Per share data (basic and diluted):	$0.65	$(0.33)

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

(Unaudited)

(in thousands, except per share data)	September 30, 2011	September 30, 2010
Interest income
Interest and fees on loans	$10,741	$5,920
Interest on securities	1,515	1,622

Total interest income	12,256	7,542

Interest expense
Interest on deposits	865	723
Interest on time deposits of $100,000 and over	472	424
Interest on federal funds purchased and borrowed funds	460	457

Total interest expense	1,797	1,604

Net interest income	10,459	5,938

Provision for loan and lease losses	3,100	1,250

Net interest income after provision for loan and lease losses	7,359	4,688

Noninterest income
Service charges on deposit accounts	139	108
Net loss on sales and write-down of OREO	(180)	(6)
Gain on sales of investment securities	64	108
Bargain purchase gain	8,658	—
Other	94	150

Total noninterest income	8,775	360

Noninterest expense
Compensation and benefits	6,784	5,450
Occupancy	1,112	1,031
FDIC insurance	244	214
Bank franchise taxes	240	315
Technology	1,059	996
Communications	208	162
Insurance	124	195
Professional fees	1,205	962
Travel	131	140
Supplies	110	139
OREO expenses	213	—
Other expenses	414	437

Total noninterest expense	11,844	10,041

Income (loss) before income tax	4,290	(4,993)

Income tax expense	58	—

Net income (loss)	4,232	(4,993)

Other comprehensive income (loss):
Net unrealized gain on securities available-for-sale, net of tax	1,210	1,544

Comprehensive income (loss)	$5,442	$(3,449)

Per share data (basic and diluted):	$0.48	$(0.85)

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(in thousands)	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income (loss)	$4,232	$(4,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	888	804
Net amortization of securities available-for-sale	402	315
Accretion of acquisition accounting adjustments	(2,886)	(1,806)
Gain on sales of investment securities	(64)	(108)
Share-based compensation expense	116	180
Gain on sales of fixed assets	25	—
Gain on FDIC assisted transaction	(8,658)	—
Net loss on sales and write-down of OREO	180	6
Provision for loan and lease losses	3,100	1,250
Change in operating assets and liabilities
Accrued interest receivable	(30)	259
Other assets	494	(975)
Accrued interest payable	(265)	46
Other liabilities	5,176	(58)

Net cash provided by (used in) operating activities	2,710	(5,080)

Cash flows from investing activities
Cash and cash equivalents acquired in acquisitions	54,538	—
Proceeds from maturities, calls and sales of securities	14,417	38,334
Purchase of securities	(15,518)	(63,837)
Net proceeds from sale of OREO	805	226
Purchase of FRB and FHLB stock	(2)	—
Net increase in loans	(29,883)	(33,732)
Net purchase of premises and equipment	(351)	(394)

Net cash provided by (used in) investing activities	24,006	(59,403)

Cash flows from financing activities
Net increase in demand and savings deposits	79,896	34,168
Net (decrease) increase in time deposits	(46,023)	18,406
Net decrease in federal funds purchased and borrowed funds	(14,885)	(6,260)
Preferred stock dividend	(2)	—
Proceeds from issuance of preferred stock	8,381	—
Proceeds from issuance of common stock	17,683	—

Net cash provided by financing activities	45,050	46,314

Net increase (decrease) in cash and cash equivalents	71,766	(18,169)

Cash and cash equivalents
Beginning of period	12,201	35,203

End of period	$83,967	$17,034

Supplementary Disclosure of Cash Flow Information
Cash Payments for:
Interest	$2,787	$2,459

Transfer of loans to foreclosed assets	$619	$100

See notes to unaudited consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is a bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of September 30, 2011, the company, through the Bank, operates five full-service branches: one branch in Tysons Corner, Virginia, one branch in Richmond, Virginia and three branches in Suffolk, Virginia.

Background

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia in 2008 and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

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

Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their fair values on December 22, 2009 in the consolidated financial statements of Xenith Bankshares. The merger was accounted for applying the acquisition method of accounting.

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

Effective July 29, 2011, the Bank completed the acquisition of select loans totaling approximately $58 million and related assets associated with the Richmond, Virginia branch office (the “Paragon Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling approximately $77 million and certain related liabilities associated with the Paragon Branch (the “Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (the “Paragon Agreement”), between the Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retained the real and personal property associated with the Paragon Branch office, and subject to receipt of required regulatory approvals, the Paragon Branch office will be closed. Under the terms of the Paragon Agreement, at the closing of the Paragon Transaction, Paragon made a cash payment to the Bank in the amount of $17.3 million, subject to adjustment as provided in the Paragon Agreement, which represents the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%. A final allocation of the consideration transferred in the Paragon Transaction is not complete.

Also effective July 29, 2011, the Bank acquired substantially all of the assets and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (the “FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank. Based upon a preliminary closing with the FDIC as of July 29, 2011, the Bank acquired total assets of approximately $93 million, including approximately $70 million in loans. The Bank also agreed to assume liabilities of approximately $87 million, including approximately $77 million in deposits. These amounts are estimates and, accordingly, are subject to adjustments based upon final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement.

Under the terms of the VBB Agreement, the Bank received a discount of approximately $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets of VBB ($5.9 million) (subject to adjustment as provided in the VBB Agreement). A final allocation of the consideration transferred in the VBB Acquisition is not complete.

The Paragon Transaction and the VBB Acquisition were accounted for as acquisitions of businesses, and accordingly, the assets acquired and liabilities assumed have been reported at their estimated fair values as of the acquisition date in the consolidated financial statements of the company.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and the statements of cash flows for the three and nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net loss.

All dollar amounts included in the tables in these notes are in thousands.

Note 3. Business Combinations

The company has accounted for the Paragon Transaction and the VBB Acquisition under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, whereby the acquired assets and assumed liabilities were recorded by the company at their estimated fair values as of the acquisition date, which was July 29, 2011. Fair value estimates were based on management’s assessment of the best information available as of the acquisition date. The final determination of estimated fair values of loans and intangibles will be made when all necessary information becomes available and management has completed its analysis.

In accordance with the framework established by FASB ASC Topic 820 “Fair Value Measurements and Disclosure” (“Topic 820”), the company used a fair value hierarchy to prioritize the information used to develop assumptions to develop estimates in determining fair values. These fair value hierarchies are further discussed in note 14.

The Paragon Transaction and VBB Acquisition provide strategic and financial growth while leveraging the Bank’s existing infrastructure costs.

Paragon Transaction

The following table presents the preliminary allocation of the consideration received to the acquired assets and assumed liabilities in the Paragon Transaction as of the acquisition date. The preliminary allocation results in core deposit intangibles of $2.5 million.

Assets acquired:
Cash	$146
Loans	58,291
Transportation equipment	5
Accrued interest receivable	212

Total assets acquired	58,654

Liabilities assumed:
Deposits	76,550
Accrued interest payable	39

Total liabilities assumed	76,589

Net liabilities assumed		$17,935

Adjustments to reflect assets at fair value:
Loans		1,823
Core deposit intangible		(2,470)

Transaction consideration received		$17,288

All of the loans acquired in the Paragon Transaction were performing loans as of the acquisition date.

VBB Acquisition

The following table presents the preliminary allocation of the consideration received to the acquired assets and assumed liabilities in the VBB Acquisition as of the acquisition date. The preliminary allocation results in an after tax bargain purchase gain of $5.7 million.

Assets acquired:
Cash	$19,192
Loans	70,893
Other real estate owned	1,500
Accrued interest receivable	254
Other assets	1,039

Total assets acquired	92,878

Liabilities assumed:
Deposits	77,525
FHLB borrowings	9,371
Accrued interest payable	46
Other liabilities	1

Total liabilities assumed	86,943

Net assets acquired		$5,935

Adjustments to reflect assets and liabilities at fair value:
Loans		(13,964)
Other real estate owned		(620)
FHLB borrowing		(514)
Deferred tax liability		(2,944)

Transaction consideration received		17,822

Bargain purchase gain, net of tax		$5,715

The following table presents the purchased performing and nonperforming loans receivable and the estimated fair value adjustment recorded as of the date of acquisition for the VBB Acquisition. Those loans that have been identified as purchased nonperforming loans receivable at acquisition are based on management’s best estimate and are subject to change.

	Purchased Performing	Purchased Nonperforming	Total
Contractual principal payments receivable	$61,604	$9,289	$70,893
Fair value adjustment	(9,358)	(4,606)	(13,964)

Fair value of acquired loans	$52,246	$4,683	$56,929

As of September 30, 2011, the contractual principal payments receivable and carrying value of the loans identified as nonperforming at acquisition was $7.1 million and $2.9 million, respectively.

The following table presents the purchased loans receivable at the date of the First Bankshares merger and the fair value adjustment recorded immediately following the merger:

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
Contractual principal payments receivable	$101,979	$7,711	$109,690
Fair value adjustment for credit and interest rates	(4,071)	(3,569)	(7,640)

Fair value of purchased loans	$97,908	$4,142	$102,050

The fair value adjustment for loans acquired in the merger was comprised of a credit and interest rate adjustment of $7.6 million. The remaining fair value adjustment as of September 30, 2011 and December 31, 2010 was $1.6 million and $3.8 million, respectively. As of September 30, 2011, the outstanding carrying value of loans identified as impaired at the date of the merger that remains outstanding was $588 thousand.

Note 4. Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements for the weeks closest to September 30, 2011 and December 31, 2010 were $1.2 million and $460 thousand, respectively.

Note 5. Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	September 30, 2011
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$47,236	$1,558	$—	$48,794
- Variable rate	2,536	124	—	2,660
Collateralized mortgage obligations	6,158	186	—	6,344
Agency notes/bonds - fixed rate	1,999	3	—	2,002
Trust preferred securities	1,123	—	(62)	1,061

Total securities available-for-sale	$59,052	$1,871	$(62)	$60,861

	December 31, 2010
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$43,446	$298	$—	$43,744
- Variable rate	5,035	469	(232)	5,272
Collateralized mortgage obligations	7,555	131	(45)	7,641
Trust preferred securities	2,253	—	(20)	2,233

Total securities available-for-sale	$58,289	$898	$(297)	$58,890

At September 30, 2011 and December 31, 2010, the company had securities with a fair value of $22.5 million and $26.8 million, respectively, pledged as collateral against borrowings and public deposits.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	September 30, 2011
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$31,367	$32,108	39.0%
- Federal Home Loan Mortgage Corporation	14,596	15,078	18.2%

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category, and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	September 30, 2011
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Trust preferred securities	1	1,062	(62)	—	—	1,062	(62)

Total securities	1	$1,062	$(62)	$—	$—	$1,062	$(62)

	December 31, 2010
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	4	$10,301	$(232)	$—	$—	$10,301	$(232)
Collateralized mortgage obligations	1	2,708	(45)	—	—	2,708	(45)
Trust preferred securities	2	2,233	(20)	—	—	2,233	(20)

Total securities	7	$15,242	$(297)	$—	$—	$15,242	$(297)

At September 30, 2011, the company held an interest in one trust preferred security with a book value and fair value of $1.1 million. The trust preferred security had a rating of Ba1 by Moody’s Investors Service, Inc. and BB+ by Standard and Poor’s Rating Services. All other securities are investment grade. The unrealized loss positions at September 30, 2011 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that are in an unrealized loss position at September 30, 2011, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments are not considered to be other-than-temporarily impaired at September 30, 2011; therefore, no impairment has been recognized.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	September 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$137,326	46.28%	$68,045	44.44%
Commercial real estate	124,519	41.96%	57,035	37.24%
Residential real estate	29,067	9.80%	23,337	15.24%
Consumer	5,816	1.96%	4,728	3.08%

Total loans	296,728	100.00%	153,145	100.00%
Allowance for loan and lease losses	(3,421)		(1,766)

Total loans, net of allowance	$293,307		$151,379

The following table presents the company’s loans by regulatory risk ratings classification and by loan type as of the the dates stated. As defined by the Federal Reserve, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard or doubtful are classified as “pass”.

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$128,241	$4,519	$4,167	$399	$137,326
Commercial real estate	100,564	8,014	14,822	1,118	124,519
Residential real estate	27,418	714	935	—	29,067
Consumer	5,456	317	14	29	5,816

Total loans	$261,680	$13,565	$19,938	$1,545	$296,728

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$63,743	$2,029	$1,901	$372	$68,045
Commercial real estate	45,466	6,290	4,739	540	57,035
Residential real estate	22,687	506	144	—	23,337
Consumer	4,648	81	—	—	4,729

Total loans	$136,545	$8,906	$6,784	$912	$153,146

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	September 30, 2011	December 31, 2010
Balance at beginning of period	$1,766	$—
Charge-offs:
Commercial and industrial	312	—
Commercial real estate	973	200
Residential real estate	71	52
Consumer	3	1
Overdrafts	11	15

Total charge-offs	1,370	268

Recoveries:
Commercial and industrial	67	—
Commercial real estate	8	43
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	1

Total recoveries	76	44

Net charge-offs	1,294	224

Allowance, net of charge-offs and recoveries	472	(224)
Additions to the allowance for loan and lease losses	2,949	1,990

Allowance after additions	3,421	1,766
Balance at end of period	$3,421	$1,766

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

The following table presents the allowance for loan and lease losses and the amount independently and collectively evaluated for impairment by loan type and loans in each category to total loans as of the dates stated:

	September 30, 2011
	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$698	$50	$648
Commercial real estate	2,342	648	1,694
Residential real estate	343	—	343
Consumer	38	—	38

Total allowance for loan and lease losses	$3,421	$698	$2,723

	December 31, 2010
	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$470	$110	$360
Commercial real estate	1,106	250	856
Residential real estate	164	—	164
Consumer	26	—	26

Total allowance for loan and lease losses	$1,766	$360	$1,406

As of September 30, 2011, there was one commercial and industrial loan in the amount of $135 thousand and four commercial real estate loans totaling $2.4 million classified as impaired. At December 31, 2010, there was one commercial and industrial loan in the amount of $890 thousand classified as impaired and one commercial real estate loan in the amount of $1.3 million classified as impaired.

FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” (“Topic 310”) prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for purchased loan receivables. Pursuant to the merger with First Bankshares, the purchased loans were adjusted to estimated fair value with a discount of $7.6 million. As of July 29, 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Acquisition date fair value adjustments for purchased performing loans are recognized (accreted) into income on a level yield basis based on the underlying cash flows of the loan receivable. Acquired loans deemed impaired at acquisition are accounted for on cost recovery whereby the fair value adjustment is not recognized into income until which time the company has recovered its full carrying value of the loan receivable.

The following table presents the accretion activity as of the dates stated:

Total
Balance as of January 1, 2011	$3,833
Additions	15,786
Accretion	(2,076)
Disposals	(1,166)

Balance as of September 30 ,2011	$16,377

The following table presents the age analysis of loans past due as of the dates stated:

	September 30, 2011
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$1,946	$699	$2,645
Commercial real estate	2,619	4,810	7,429
Residential real estate	402	87	488
Consumer	26	—	26

Total	$4,993	$5,596	$10,588

	December 31, 2010
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$1,063	$389	$1,453
Commercial real estate	311	2,449	2,760
Residential real estate	248	—	248
Consumer	1	3	5

Total	$1,623	$2,842	$4,465

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. As of September 30, 2011, there were no loans past due greater than 90 days for which interest is accruing.

	September 30, 2011	December 31, 2010
Nonaccrual loans	$5,596	$2,841
Other real estate owned	1,379	1,485

Total nonperforming assets	$6,975	$4,326

As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, the company reassessed all restructurings that occurred on or after the beginning of the current fiscal year for potential identification as troubled debt restructurings, or TDRs. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. As of September 30, 2011, the company had identified one loan as a TDR, the balance of which was $124 thousand. This loan was performing at the time of restructure and as of September 30, 2011.

Note 7. Goodwill and Other Intangible Assets

As part of the purchase price allocation for the acquisition of First Bankshares on December 22, 2009, the company recorded $13.0 million in goodwill and $1.2 million of core deposit intangibles. As part of the allocation of consideration received in the Paragon Transaction, the company recorded $2.4 million of core deposit intangibles. Core deposit intangible assets are being amortized over a 10-year period on a straight-line basis.

The following table presents goodwill and other intangible assets as of the dates stated:

	September 30, 2011	December 31, 2010
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$1,240
Accumulated amortization	(254)	(120)

Net carrying value	$3,456	$1,120

Unamortizable goodwill:
Carrying value	$12,989	$12,989

Total goodwill and other intangible assets, net	$16,445	$14,109

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	September 30, 2011	December 31, 2010
Noninterest-bearing demand deposits	$47,127	$22,800
Interest-bearing:
Demand and money market	178,096	47,230
Savings deposits	3,322	3,461
Time deposits of $100,000 or more	42,010	47,516
Other time deposits	91,723	54,132

Total deposits	$362,278	$175,139

Note 9. Derivatives

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to an interest rate swap whereby the company pays fixed amounts to a counterparty in exchange for receiving variable payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2011, the company had one interest rate swap with a notional amount of $20 million that is designated as a cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the three months ended September 30, 2011, the interest rate swap was used to hedge the variable cash outflows associated with a LIBOR-based borrowing. There was no ineffective portion of the derivative during this period. The amount reported in accumulated other comprehensive income as of September 30, 2011 is insignificant. The company had no derivatives prior to the third quarter of 2011.

The company has an agreement with the counterparty to its derivative which contains a provision whereby if the company fails to maintain its status as a well/an adequate capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. The company has minimum collateral requirements with its counterparty and, as of September 30, 2011, $0 has been pledged as collateral under the agreement, because the valuation of the derivative has not surpassed contractually specified minimum transfer amounts. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Note 10. Income Taxes

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

In the three months ended September 30, 2011, the company recorded $58 thousand in current income tax expense to adjust tax accounts for recently filed tax returns. In addition, in the three months ended September 30, 2011, the company recorded net tax expense of $1.5 million and released $1.5 million of valuation allowance to fully offset the expense. As of September 30, 2011, net deferred tax assets were $5.1 million, for which a full valuation allowance is recorded, based primarily on the fact that the company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

Note 11. Earnings (Loss) per Common Share

The following table summarizes basic and diluted earnings (loss) per share calculations for the periods stated. The earnings (loss) per common share calculations for the three and nine months ended September 30, 2011 do not include shares of common stock issuable upon the exercise of 430,307 of outstanding stock options or upon the exercise of 563,760 outstanding warrants to purchase shares of common stock, because the exercise of the stock options and warrants would not be dilutive.

	For the Three Months Ended September 30,
	2011	2010
Net income (loss)	$6,789	$(1,951)
Preferred stock dividend	(2)	—

Net income (loss) available to common shareholders	6,787	(1,951)

Weighted average number of shares outstanding	10,447	5,847

Earnings (loss) per common share, basic	$0.65	$(0.33)

Earnings (loss) per common share, diluted	$0.65	$(0.33)

	For the Nine Months Ended September 30,
	2011	2010
Net income (loss)	$4,232	$(4,993)
Preferred stock dividend	(2)	—

Net income (loss) available to common shareholders	4,230	(4,993)

Weighted average number of shares outstanding	8,858	5,847

Earnings (loss) per common share, basic	$0.48	$(0.85)

Earnings (loss) per common share, diluted	$0.48	$(0.85)

Note 12. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, as part of the Small Business Lending Fund (the “SBLF”) of the United States Department of the Treasury (“Treasury”), the company entered into a Small Business Lending Fund—Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $8,381,000. The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion voluntary program established under the Small Business Jobs Act of 2010 created to encourage lending to small businesses by providing capital to qualified banks at favorable dividend rates. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation filed on September 20, 2011.

The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 is 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full.

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the company’s board of directors. In the event that the company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the company’s board of directors.

The SBLF Preferred Stock may be redeemed at any time at the company’s option, in whole or in part (provided that any partial redemption is at least 25% of the original funding amount), at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The terms of the SBLF Preferred Stock impose limits on the ability of the company to pay dividends and repurchase shares of its common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the company’s common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the company may only declare and pay a dividend on its common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles of Amendment relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

Note 13. Commitment and Contingencies

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

The following table presents unfunded commitments outstanding as of the date stated:

	September 30, 2011	December 31, 2010
Commercial lines of credit	$39,238	$18,162
Commercial real estate	12,398	—
Residential real estate	5,799	5,950
Consumer	715	641
Letters of credit	2,309	328

Total commitments	$60,459	$25,081

Note 14. Fair Value Measurements

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

Under the guidance in ASC Topic 820, the company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value to such assets or liabilities

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

Other Real Estate Owned:

OREO is measured at the asset’s fair value less costs for disposal. The company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals.

Cash, Cash Equivalents and Accrued Interest:

The carrying value for cash and cash equivalents and accrued interest approximates fair value.

Derivatives

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Impaired Loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

Deposit Liabilities:

The balance of demand, money market and savings deposits approximates the fair value payable on demand to the accountholder.

Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses at the company’s current incremental borrowing rates for similar types of borrowing arrangements. Fair value of long-term borrowings with fixed interest rates are estimated using discounted cash flow analysis using interest rates currently offered for borrowings with similar terms. The carrying value for borrowings with interest rates that adjust in regular intervals based on market rates approximates fair value.

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

The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of September 30, 2011 Using
	September 30, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:
Securities available for sale	$60,861	$3,264	$57,597	$—
Cash flow hedge	2		2
Assets measured on a nonrecurring basis:
Impaired loans	5,596	—	—	5,596
Other real estate owned	1,379	—	—	1,379

		Fair Value Measurements as of December 31, 2010 Using
	December 31, 2010 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:
Securities available for sale	$58,890	$—	$58,890	$—
Assets measured on a nonrecurring basis:
Impaired loans	2,841	—	—	2,841
Other real estate owned	1,485	—	—	1,485

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$76,051	$76,051	$10,745	$10,745
Federal funds sold	7,916	7,916	1,456	1,456
Securities available-for-sale	60,861	60,861	58,890	58,890
Other investments	4,350	4,350	3,141	3,141
Loans, net	293,307	294,490	151,380	152,020
Accrued interest receivable	1,317	1,317	821	821
Cash flow hedge	2	2	—	—

Financial Liabilities
Federal funds purchased	$—	$—	$—	$—
Long-term borrowings	20,000	20,000	25,000	25,693
Deposits	362,278	363,206	175,139	175,919
Accrued interest payable	274	274	454	454

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets, premises and equipment, and OREO. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 15. Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring. Pursuant to this amendment, the creditor must separately conclude that both of the following exist (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this standard did not have a material effect on the company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income”. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable. The update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The company currently presents other comprehensive income in its consolidated statements of operations and comprehensive income and believes the adoption of this standard will not have a significant impact on its financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), “Testing Goodwill for Impairment”. This standard allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. A company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The objective of the update is to simplify the goodwill impairment testing process in terms of both cost and complexity. The guidance becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is in the process of assessing the effect of this standard on the company and does not anticipate the adoption of this standard will have an effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). The data presented as of September 30, 2011 and for the three- and nine-month periods ended September 30, 2011 is derived from unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xentith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands.

BUSINESS OVERVIEW

Xenith Bankshares is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are geographically focused on the Washington, D.C.-Arlington-Alexandria, Richmond and Virginia Beach-Norfolk-Newport News metropolitan statistical area, which we refer to as our target markets. As of September 30, 2011, the Bank conducted its principal banking activities through its five full-service branches, with one branch located in Tysons Corner, Virginia, one branch located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk, Virginia in the merger with First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. SuffolkFirst Bank opened its first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the former SuffolkFirst Bank branches operate under the name Xenith Bank. As of September 30, 2011, we had total assets of $470.0 million, total loans, net of the allowance for loan and lease losses, of $293.3 million, total deposits of $362.3 million and shareholders’ equity of $80.4 million.

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

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia in 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

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

Acquisitions

Effective July 29, 2011, the Bank acquired select loans totaling approximately $58 million and related assets associated with the Richmond, Virginia branch office (the “Paragon Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling approximately $77 million and certain related liabilities associated with the Paragon Branch (the “Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (the “Paragon Agreement”), between the Paragon Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retained the real and personal property associated with the Paragon Branch office and, subject to receipt of required regulatory approvals, the Paragon Branch office will be closed.

Under the terms of the Paragon Agreement, Paragon made a cash payment to the Bank in the amount of $17.3 million (subject to adjustment as provided in the Paragon Agreement), which represents the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%.

Also effective July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank.

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

Under the terms of the VBB Agreement, the Bank received a discount of approximately $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets acquired ($5.9 million) (subject to adjustment as provided in the VBB Agreement). We believe the Paragon Transaction and the VBB Acquisition provide strategic and financial growth for the Bank, while leveraging our existing infrastructure costs.

Industry Conditions

In the third quarter of 2011, economic growth strengthened somewhat, however weakness in overall labor market conditions continued. Business investment in equipment and software has continued to expand, though investment in nonresidential structures remains weak and the housing sector remains depressed. The unemployment rate, as published by the Bureau of Labor Statistics, which climbed to 9.2% in the second quarter of 2011 dropped to just above 9.0% in the third quarter of 2011. The Bureau of Economic Analysis reported the economy grew by 2.5% in the third quarter, the highest level in a year, fueled by consumer spending.

On November 2, 2011, the Federal Open Market Committee (“FOMC”) publicly stated that it expects a moderate pace of economic growth over the coming quarters and that the unemployment rate will decline only gradually. The FOMC stated there are downside risks to the economic outlook, including strains in global financial markets. The FOMC stated that economic conditions “are likely to warrant exceptionally low levels for the federal funds rate for at least through mid-2013.” The FOMC also stated that it is maintaining its existing policy of reinvesting principal payments from its securities holdings.

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

Our critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Note 2—Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2010 Form 10-K. Since December 31, 2010, there have been no changes in these policies that have had or could reasonably expected to have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Income (Loss)

For the three months ended September 30, 2011, we reported net income of $6.8 million, compared to a net loss of $2.0 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010, we reported net income of $4.2 million compared to a net loss of $5.0 million for the nine months ended September 30, 2010. Net income for both the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 was driven by the bargain purchase gain of $8.7 million recognized on the VBB Acquisition, which was effective July 29, 2011.

The following table presents net income (loss) and net earnings (loss) per common share information for the periods stated. On April 4, 2011 and April 14, 2011, common shares outstanding increased 4,000,000 and 600,000, respectively, as a result of the completion of our underwritten public offering of shares of our common stock on April 4, 2011 and the related exercise of the underwriters of their over-allotment option on April 14, 2011. On September 21, 2011, we received $8,361,000 from the U.S. Department of Treasury pursuant to its Small Business Lending Fund program and issued 8,361 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, which is further discussed below.

	For the Three Months Ended September 30,
	2011	2010
Net income (loss)	$6,789	$(1,951)

Earnings (loss) per common share, basic and diluted	$0.65	$(0.33)

	For the Nine Months Ended September 30,
	2011	2010
Net income (loss)	$4,232	$(4,993)

Earnings (loss) per common share, basic and diluted	$0.48	$(0.85)

Net Interest Income

For the three months ended September 30, 2011, net interest income was $4.8 million compared to $2.3 million for the three months ended September 30, 2010. Higher net interest income was primarily due to higher balances of average interest-earning assets, partially offset by both lower yields on these balances and higher balances of interest-bearing liabilities; although, the higher balances of interest-bearing liabilities were at lower interest costs. As presented in the table below, net interest margin for the three-month period ended September 30, 2011 was 5.01%, a 59 basis point increase from the same period in 2010. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Excluding the effect of acquisition accounting adjustments, net interest margin for the three months ended September 30, 2011 was 3.44%, a 45 basis points decrease from the same period in 2010. Lower net interest margin, excluding purchase accounting adjustments, is primarily due to lower yields on higher average interest-earning asset balances.

Average interest-earning assets and related interest income increased $175.2 million and $2.7 million, respectively, for the three-month period ended September 30, 2011 compared to the same period in 2010. Average interest-bearing liabilities and related interest expense increased $134.5 million and $231 thousand, respectively, for the three-month period ended September 30, 2011 compared to the same period in 2010. Yields on interest-earning assets increased 33 basis points to 5.85%, while costs of interest-bearing liabilities declined 31 basis points to 1.08% when comparing the three-month period ended September 30, 2011 to the same period in 2010.

For the nine months ended September 30, 2011, net interest income was $10.5 million compared to $5.9 million for the nine months ended September 30, 2010. Higher net interest income was primarily due to higher balances of average interest-earning assets, partially offset by both lower yields on these balances and higher balances of interest-bearing liabilities, although at lower costs. As presented in the table below, net interest margin for the nine months ended September 30, 2011 was 4.76%, a 62 basis point increase from the same period in 2010. Excluding the effect of acquisition accounting adjustments, net interest margin for the nine months ended September 30, 2011 was 3.45%, a 57 basis point increase from 2.88% for the same period in 2010. Contributing to higher net interest margin, excluding purchase accounting adjustments, was higher average loan balances and lower rates paid on time deposits, partially offset by lower yields on investments and higher average balances of interest-bearing liabilities.

Average interest-earning assets and related interest income increased $102.0 million and $4.7 million, respectively, for the nine-month period ended September 30, 2011 compared to the same period in 2010. Average interest-bearing liabilities and related interest expense increased $78.4 million and $0.2 million, respectively, for the nine-month period ended September 30, 2011 compared to the same period in 2010. Yields on interest-earning assets increased 31 basis points to 5.58%, while costs of interest-bearing liabilities declined 38 basis points to 1.05% when comparing the nine-month period ended September 30, 2011 to the same period in 2010.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to fair value immediately following the acquisitions. The total performing loan discount of $15.3 million related to these acquired portfolios is being recognized (accreted) into interest income over the estimated remaining life of the loans. Amounts recovered in excess of carrying value for nonperforming loans on cost recovery are also accreted into interest income at the time of the recovery. The loan discount accretion was $1.2 million and $507 thousand, respectively, for the three-month periods ended September 30, 2011 and 2010. The loan discount accretion was $2.1 million and $996 thousand, respectively, for the nine-month periods ended September 30, 2011 and 2010. The effect of this accretion on net interest margin was 129 basis points and 27 basis points, respectively, for the three-month periods ended September 30, 2011 and 2010. The effect of this accretion on net interest margin was 94 basis points and 69 basis points, respectively, for the nine-month periods ended September 30, 2011 and 2010. Acquired time deposits were also adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and is being amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense of $270 thousand for the three-month periods ended September 30, 2011 and 2010, and $810 thousand for the nine-month periods ended September 30, 2011 and 2010. The effect of this adjustment on net interest margin was 28 basis points and 27 basis points, respectively, for the three-month periods ended September 30, 2011 and 2010 and 37 basis points and 56 basis points, respectively, for the nine-month periods ended September 30, 2011 and 2010. As of September 30, 2011, unearned loan discounts totaled $16.4 million.

The following tables provide a detailed analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended September 30,
							2011 vs. 2010
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase	Change due to (2)
	2011	2010	2011	2010	2011	2010	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,089	$235	0.46%	0.00%	$1	$—	$1	$1	$—
Investments / Interest-earning deposits	124,623	82,956	1.65%	2.59%	514	537	(23)	(236)	213
Loans, gross (3)	260,246	127,577	7.88%	7.44%	5,129	2,372	2,757	150	2,607

Total interest-earning assets	385,958	210,768	5.85%	5.52%	5,644	2,909	2,735	(84)	2,820

Noninterest-earning assets:
Cash and due from banks	3,105	3,035
Premises and fixed assets	6,167	6,808
Other assets	19,965	17,682
Allowance for loan and lease losses	(3,192)	(687)

Total noninterest-earning assets	26,044	26,838

Total assets	$412,002	$237,606

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,327	$5,672	0.48%	0.21%	$15	$3	$12	$6	$6
Savings and money market deposits	131,431	33,693	1.04%	0.96%	340	81	259	7	252
Time deposits	131,714	103,009	0.83%	1.34%	274	344	(70)	(151)	80
Federal funds purchased and borrowed funds	26,374	25,014	2.80%	2.46%	185	154	31	22	9

Total interest-bearing liabilities	301,846	167,388	1.08%	1.39%	813	582	231	(116)	347

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	37,249	16,524
Other liabilities	1,924	1,954

Total noninterest-bearing liabilities	39,173	18,478

Shareholders’ equity	70,983	51,740

Total liabilities and shareholders’ equity	$412,002	$237,606

Interest rate spread (4)			4.77%	4.13%

Net interest income (5)					$4,831	$2,327	$2,504	$32	$2,472

Net interest margin (6)			5.01%	4.42%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2011 and 2010 includes $1,240 thousand and $507 thousand, respectively, in accretion related to purchase accounting adjustments.
(8)	Interest expense on time deposits in 2011 and 2010 is reduced by $270 thousand related to purchase accounting adjustments.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Nine Months Ended September 30,
							2011 vs. 2010
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase	Change due to (2)
	2011	2010	2011	2010	2011	2010	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$732	$883	0.27%	0.15%	$1	$1	$0	$—	$—
Investments / Interest-earning deposits	91,413	76,472	2.21%	2.83%	1,513	1,621	(108)	(392)	284
Loans, gross (3)	200,795	113,627	7.13%	6.95%	10,741	5,920	4,821	163	4,659

Total interest-earning assets	292,939	190,982	5.58%	5.27%	12,256	7,542	4,714	(229)	4,943

Noninterest-earning assets:
Cash and due from banks	2,755	2,881
Premises and fixed assets	6,275	6,835
Other assets	18,990	18,310
Allowance for loan and lease losses	(2,832)	(338)

Total noninterest-earning assets	25,187	27,688

Total assets	$318,127	$218,670

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$7,808	$5,941	0.36%	0.20%	$21	$9	$12	$8	$3
Savings and money market deposits	82,792	19,805	0.98%	0.92%	607	137	470	9	461
Time deposits	112,247	96,543	0.84%	1.38%	709	1,002	(293)	(437)	144
Federal funds purchased and borrowed funds	24,757	26,878	2.48%	2.27%	460	457	3	40	(38)

Total interest-bearing liabilities	227,602	149,167	1.05%	1.43%	1,797	1,605	192	(380)	572

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	27,729	14,878
Other liabilities	1,925	1,977

Total noninterest-bearing liabilities	29,654	16,855

Shareholders’ equity	60,871	52,648

Total liabilities and shareholders’ equity	$318,127	$218,670

Interest rate spread (4)			4.53%	3.83%

Net interest income (5)					$10,459	$5,937	$4,522	$150	$4,371

Net interest margin (6)			4.76%	4.14%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2011 and 2010 includes $2,076 thousand and $996 thousand, respectively, in accretion related to acquisition accounting adjustments.
(8)	Interest expense on time deposits in 2011 and 2010 is reduced by $810 thousand related to acquisition accounting adjustments.

Noninterest Income

For the three months ended September 30, 2011, noninterest income increased $8.5 million compared to the same period of 2010. This increase was primarily due to the bargain purchase gain of $8.7 million recognized on the VBB Acquisition, which was effective July 29, 2011, partially offset by net losses on sales or adjustments to fair value of other real estate owned (“OREO”).

For the nine months ended September, 30, 2011, noninterest income increased $8.4 million compared to the same period in 2010. This increase is also primarily due to the bargain purchase gain of $8.7 million recognized on the VBB Acquisition, partially offset by net losses on OREO.

Noninterest Expense

Noninterest expense increased $1.6 million to $4.9 million for the three months ended September 30, 2011 from the same period in 2010. Higher noninterest expenses were primarily due to higher compensation and benefits as the company hired the personnel associated with the Paragon Branch, and higher technology costs, professional fees and occupancy costs of approximately $360 thousand related to the Paragon Transaction and the VBB Acquisition.

Noninterest expense increased $1.8 million to $11.8 million for the nine months ended September 30, 2011 from the same period in 2010. Higher noninterest expenses were primarily due to higher compensation and benefits as the company hired the personnel associated with the Paragon Branch and other personnel, and higher technology costs, professional fees and occupancy costs of approximately $420 thousand related to the Paragon Transaction and the VBB Acquisition. Additionally, both the three- and nine-month periods ended September 30, 2011, reflect a prepayment fee of $133 thousand we incurred in connection with the full repayment of a borrowing assumed in the VBB Acquisition.

Income Taxes

In the three months ended September 30, 2011, we recorded $58 thousand in income tax expense to adjust our tax accounts for recently filed tax returns. Additionally, for the three- and nine-month periods ended September 30, 2011, we recorded $1.5 million of net income tax expense and released $1.5 million of valuation allowance, which fully offset the tax expense. Deferred tax assets, as of September 30, 2011, were $5.1 million for which a full valuation allowance was recorded, based primarily on the fact that we experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	September 30, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$47,236	$48,794	3.75	3.11%
- Variable rate	2,536	2,660	10.81	3.08%
Agency notes/bonds - fixed rate	1,999	2,002	0.47	1.64%
Collateralized mortgage obligations	6,158	6,344	3.46	3.53%
Trust preferred securities	1,123	1,061	15.54	7.75%

Total securities available-for-sale	$59,052	$60,861	4.13	3.19%

	December 31, 2010
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$43,446	$43,744	2.69	2.81%
- Variable rate	5,035	5,272	11.14	3.40%
Collateralized mortgage obligations	7,555	7,641	2.32	3.00%
Trust preferred securities	2,253	2,233	5.16	7.48%

Total securities available-for-sale	$58,289	$58,890	3.48	3.06%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	September 30, 2011
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	7,949	2.20%	40,844	3.29%	48,794	3.11%
- Variable rate	—	—	—	—	—	—	2,660	3.08%	2,660	3.08%
Agency Notes									—
- Fixed rate			2,002	1.65%					2,002	1.64%
Collateralized Mortgage Obligations	—	—	—	—	—	—	6,344	3.53%	6,344	3.53%
Trust preferred securities	—	—	—	—	—	—	1,061	7.75%	1,061	7.75%

Total securities available-for-sale	$—	—	$2,002	1.65%	$7,949	2.20%	$50,910	3.55%	$60,861	3.19%

	December 31, 2010
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$4,695	1.92%	$39,049	2.92%	$43,744	2.81%
- Variable rate	—	—	—	—	—	—	5,272	3.40%	5,272	3.40%
Collateralized mortgage obligations	—	—	—	—	—	—	7,641	3.00%	7,641	3.00%
Trust preferred securities	—	—	—	—	—	—	2,233	7.48%	2,233	7.48%

Total securities available-for-sale	$—	—	$—	—	$4,695	1.92%	$54,195	3.17%	$58,890	3.06%

Loans

The following table provides the maturity analysis of our loan portfolio as of the date stated based on whether loans are variable-rate or fixed-rate loans:

	September 30, 2011
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$50,151	$34,826	$6,502	$41,328	$41,201	$3,947	$45,149	$136,628
Commercial real estate (2)	34,530	48,985	3,098	52,083	31,850	1,245	33,096	119,708
Residential real estate (3)	7,019	9,196	3,079	12,275	5,621	4,066	9,687	28,980
Consumer	1,357	3,742	4	3,746	674	39	713	5,816

Total loans	$93,056	$96,749	$12,683	$109,432	$79,347	$9,298	$88,644	$291,132

(1)	Excludes $491 thousand in nonaccrual fixed-rate loans and $208 thousand in nonaccrual variable-rate loans.
(2)	Excludes $1,316 thousand in nonaccrual fixed-rate loans and $3,495 thousand in nonaccrual variable-rate loans.
(3)	Excludes $87 thousand in nonaccrual fixed-rate loans.

	December 31, 2010
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$35,446	$13,895	$376	$14,271	$15,876	$1,078	$16,954	$66,671
Commercial real estate (2)	21,208	22,426	—	22,426	9,457	1,246	10,704	54,338
Residential real estate	6,508	4,053	582	4,635	7,953	4,241	12,194	23,337
Consumer (3)	725	3,055	1	3,056	912	14	926	4,707

Total loans	$63,887	$43,430	$959	$44,389	$34,198	$6,580	$40,777	$149,053

(1)	Excludes $1,374 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $2,697 thousand in nonaccrual variable-rate loans.
(3)	Excludes $20 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised of 73% of the loan portfolio at September 30, 2011 and at December 31, 2010. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. Commercial real estate, or CRE, loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Accounting by Creditors for Impairment of a Loan” (“Topic 310”), and (2) components of collective loan impairment recognized pursuant to Topic 450, “Accounting for Contingencies”. We maintain specific reserves for individually impaired loans pursuant to Topic 310. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

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

Topic 310 prohibits the “carrying over” or the creation of valuation allowances in the initial accounting for purchased loan receivables. At December 22, 2009, immediately following the merger with First Bankshares, our allowance for loan and lease losses of $6.7 million was reduced to $0, and the purchased loans were adjusted to estimated fair value with a discount of $7.6 million. As of July 29, 2011, the loans acquired pursuant to the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively.

For the three and nine months ended September 30, 2011, we recorded provision expense of $1.6 million and $3.1 million, respectively. For the three and nine months ended September 30, 2010, we recorded a provision of $740 thousand and $1.3 million, respectively. Our allowance for loan and lease losses as of September 30, 2011 is primarily for organic loan production since the merger and changes in credit quality related to the purchased loan portfolios.

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans for the dates stated:

	September 30, 2011		December 31, 2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$697	46.28%	$470	44.44%
Commercial real estate	2,343	41.96%	1,106	37.24%
Residential real estate	343	9.80%	164	15.24%
Consumer	38	1.96%	26	3.08%

Total allowance for loan and lease losses	$3,421	100.00%	$1,766	100.00%

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2011 and December 31, 2010, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

At September 30, 2011, we had $1.4 million in OREO consisting of hotel/mixed use and single family properties. Of this amount, $839 thousand of OREO was acquired in the VBB Acquisition. OREO asset valuations are evaluated periodically, and any necessary write down to fair value is recorded as impairment. For the three- and nine-month periods ended September 30, 2011, $166 thousand and $180 thousand, respectively, was recorded as losses on OREO due to disposition or adjustment to fair value of the properties.

All of our nonperforming assets at September 30, 2011 were acquired in the merger and the VBB Acquisition and their carrying values were adjusted to fair value immediately following the merger, in applying the acquisition method of accounting.

The following table presents our nonperforming assets and various performance ratios as of the dates stated:

	September 30, 2011	December 31, 2010
Nonaccrual loans	$5,596	$2,841
Other real estate owned	1,379	1,485

Total nonperforming assets	$6,975	$4,326

Nonperforming assets as a percentage of total loans	2.35%	2.82%
Nonperforming assets as a percentage of total assets	1.48%	1.72%
Net charge-offs as a percentage of average loans	0.64%	0.18%
Allowance for loan and lease losses as a percentage of total loans	1.15%	1.15%
Allowance for loan and lease losses to nonaccrual loans	61.14%	43.15%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of September 30, 2011 totaled $362.3 million, compared to deposits of $175.1 million at December 31, 2010, an increase of $187.1 million, or 107%. Demand deposits, including money market accounts, increased $155.2 million, or approximately 222% over balances at December 31, 2010, while time deposits increased $32.1 million, or approximately 32% from balances at December 31, 2010. We assumed deposits of $154.1 million in the Paragon Transaction and VBB Acquisition, of which approximately $70 million were internet time deposits, which we believe may be liquidated at or before maturity. As of September 30, 2011, approximately 48% of these internet time deposits had been liquidated.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated:

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$27,729	—	$16,564	—
Interest-bearing deposits:
Demand and money market	86,834	0.34%	26,425	0.84%
Savings accounts	3,582	0.74%	3,537	0.50%
Time deposits $100,000 or greater (1)	58,314	1.69%	38,326	1.63%
Time deposits less than $100,000	53,989	0.81%	60,333	1.15%

Total interest-bearing deposits	202,721	2.64%	128,621	1.21%

Total average deposits	$230,449	2.32%	$145,185	1.07%

(1)	Includes brokered deposits of $5.1 million at September 30, 2011 and $10.2 million at December 31, 2010.

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of September 30, 2011:

	Within 3 Months	3-6 Months (1)	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$4,295	$6,548	$31,635	$29,802	$72,281	19.95%

(1)	Includes brokered deposits of $5.1 million.

Short-term Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	September 30, 2011				December 31, 2010
	Period-end Balance	Highest Month-end Balance	Average Balance	Weighted Average Rate	Year-end Balance	Highest Month-end Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$343	0.76%	$—	—	$37	0.76%
Other borrowings	—	—	33	0.01%	—	$4,700	742	0.81%

Total short-term borrowings	$—	$—	$376		$—	$4,700	$779	0.57%

Long-term Borrowings

We have one secured borrowing with the Federal Home Loan Bank (“FHLB”) in the amount of $20 million. During the third quarter of 2011, we modified the then-existing borrowing which was a non-amortizing, fixed rate term loan maturing on January 25, 2013. The modified borrowing is also a non-amortizing term loan and bears a rate of 20 basis points over LIBOR that resets quarterly. The modified borrowing matures on September 28, 2015.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. The derivative is designated as a cash flow hedge, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of September 30, 2011 is insignificant. As of September 30, 2011, there was no ineffective portion of the derivative. We had no derivatives prior to the third quarter of 2011.

The company has an agreement with the counterparty to its derivative which contains a provision whereby if the company fails to maintain its status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on its derivative obligations. We had minimum collateral requirements with our counterparty and, as of September 30, 2011, $0 has been pledged as collateral under the agreement, because the valuation of the derivative has not surpassed contractually specified minimum transfer amounts. If the company is not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value.

LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period ended September 30, 2011, cash and cash equivalents increased $71.8 million compared to a decrease of $18.2 million in the same period in 2010. Net cash provided by operating activities was $2.7 million for the nine-month period ended September 30, 2011 compared to net cash used in operating activities of $5.1 million for the same period in 2010. Net cash provided by investing activities was $24.0 million for the nine-month period ended September 30, 2011 compared to net cash used in investing activities of $59.4 million for the same period in 2010. In the nine-month period ended September 30, 2011, net cash of $54.5 was provided by the Paragon Transaction and VBB Acquisition, partially offset by cash invested in loans of $29.9 million. Net cash provided by financing activities in the nine-month period ended September 30, 2011 was $45.1 million compared to $46.3 million for the same period of 2010. Cash provided by financing activities was primarily from the issuance and sale of 4,600,000 shares of our common stock in an underwritten public offering and the issuance of Senior Non-Cumulative Perpetual Preferred Stock, Series A, pursuant to the SBLF program, both of which are more fully described below.

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

We have a secured borrowing facility with the FHLB. The total credit availability is equal to 30% of our total assets. As discussed above, under this facility, we have one non-amortizing term loan outstanding for $20 million. This borrowing bears a rate of 20 basis points over LIBOR, which resets quarterly, and matures on September 28, 2015. As of September 30, 2011, our total credit availability under this facility was $86.4 million, based on our June 30, 2011 balance sheet. As discussed above, at the time we entered into the FHLB term loan, we entered into an interest rate swap whereby we pay fixed amounts to a counterparty in exchange for receiving variable payments over the life of the agreement without the exchange of the underlying notional amount which is $20 million.

We also have a secured borrowing facility with the Federal Reserve. The total credit availability as of September 30, 2011 was $47.3 million, which is based on our pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit which at September 30, 2011 was 0.75%. There were no amounts outstanding under this facility as of September 30, 2011.

In addition, we have an uncommitted line of credit by a national bank to borrow federal funds up to $5.0 million on an unsecured basis. The uncommitted line is not a confirmed line or loan and terminates on June 30, 2012, if not cancelled earlier. Borrowings under this arrangement bear interest at the prevailing federal funds rate. At September 30, 2011, there were no borrowings outstanding under this uncommitted line of credit.

On April 4, 2011, we issued and sold 4,000,000 shares of our common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the Securities and Exchange Commission (“SEC”). On April 14, 2011, we completed the issuance and sale of an additional 600,000 shares of our common stock in connection with the over-allotment option granted by us to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

On September 21, 2011, as part of the Small Business Lending Fund (the “SBLF”) of the United States Department of the Treasury (“Treasury”), we entered into a Small Business Lending Fund—Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury, pursuant to which we sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $8,381,000. The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion voluntary program established under the Small Business Jobs Act of 2010 created to encourage lending to small businesses by providing capital to qualified banks at favorable dividend rates. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation filed on September 20, 2011.

The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 is 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full.

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on our board of directors. In the event that the company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to our board of directors.

The SBLF Preferred Stock may be redeemed at any time at our option, in whole or in part (provided that any partial redemption is at least 25% of the original funding amount), at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The terms of the SBLF Preferred Stock impose limits on the ability of the company to pay dividends and repurchase shares of its common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the company’s common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the company may only declare and pay a dividend on its common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles of Amendment relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

In addition to cash provided by our sale of common stock and issuance of SBLF Preferred Stock, the Paragon Transaction and VBB Acquisition increased our cash and cash equivalents by $54.4 million as of the acquisition date. In addition, the transactions resulted in an additional $154.1 million of deposits, of which approximately $70 million, consisting of internet deposits. We believe the internet deposits may be liquidated at or before maturity. As of September 30, 2011, approximately 48% of these deposits had been liquidated. Additionally, we assumed a $9.8 million borrowing in the VBB Acquisition which was repaid in full prior to September 30, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, which is the period beginning December 22, 2009 and ending December 22, 2012, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partners’ application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of September 30, 2011, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well- capitalized”. Since September 30, 2011, there are no conditions or events that management believes have changed our status as “well-capitalized”.

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the date stated:

	September 30, 2011
	Xenith Bank	Xenith Bankshares
Tier 1 capital	$60,812	$62,153
Total risk-based capital	64,233	65,574
Risk-weighted assets	322,728	322,548

The following capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the date stated:

	September 30, 2011
	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	15.43%	15.77%	4.00%	> 5.00%

Tier 1 risk-based capital ratio	18.84%	19.27%	4.00%	> 6.00%

Total risk-based capital ratio	19.90%	20.33%	8.00%	> 10.00%

(1)	As noted above, the Bank must maintain minimum leverage and risk-based capital ratios of 10% and 12%, respectively, through 2012.

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

The following table, “Gap Report”, indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position at September 30, 2011 of $170.0 million. This net asset-sensitive position was a result of $322.6 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $152.6 million in interest rate-sensitive liabilities being available for re-pricing during the next 12 months. Our gap position at September 30, 2011 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$70,404	$—	$—	$—	$76,051
Fed Funds Sold	7,916	—	—	—	7,916
Securities	6,591	1,639	6,808	48,363	65,210
Loans	217,718	18,310	45,908	23,820	296,728
Allowance for loan and lease losses	—	—	—	—	(3,420)
Premises and Equipment	—	—	—	—	6,025
Intangibles	—	—	—	—	16,446
OREO	—	—	—	—	1,379
Other Assets	—	—	—	—	3,620

Total Assets	$302,629	$19,949	$52,716	$72,183	$469,955

Liabilities and Equity
Demand deposits	$—	$—	$—	$—	$47,127
Interest-bearing deposits	69,111	83,474	141,729	20,599	315,151
Fed Funds Purchased	—	—	—	—	—
Borrowed funds	—	—	—	20,000	20,000
Other liabilities	—	—	—	—	7,270
Shareholders’ equity	—	—	—	—	80,407

Total Liabilities and Equity	$69,111	$83,474	$141,729	$40,599	$469,955

Discrete Gap:	$233,518	$(63,525)	$(89,013)	$31,584
Cumulative Gap:	$233,518	$169,993	$80,980	$112,564

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the date stated:

	September 30, 2011	December 31, 2010
Commercial lines of credit	$39,238	$18,162
Commercial real estate	12,398	—
Residential real estate	5,799	5,950
Consumer	715	641
Letters of credit	2,309	328

Total commitments	$60,459	$25,081

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index:

Description

2.1	Purchase and Assumption Agreement, dated as of July 29, 2011, among the Federal Deposit Insurance Corporation, Receiver of Virginia Business Bank, the Federal Deposit Insurance Corporation and Xenith Bank (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on August 4, 2011 (File No. 000-53380))

2.2	Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on August 4, 2011 (File No. 000-53380))

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on September 27, 2011 (File No. 000-53380))

10.1	Small Business Lending Fund — Securities Purchase Agreement, dated September 21, 2011, between Xenith Bankshares, Inc. and the Secretary of Treasury (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on September 27, 2011 (File No. 000-53380))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: November 14, 2011	/S/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/S/ THOMAS W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)