Form 10-Q/A
period 2011-09-30
Xenith Bankshares, Inc.
filed 2011-11-22
CIK 1442741

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Xenith Bankshares, Inc. (the Company) for the period ended September 30, 2011 (the Form 10-Q), as filed with the Securities and Exchange Commission on November 14, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the Company’s financial statements and notes included in Part I, Item 1 of the Form 10-Q. Exhibit 101 was required to be furnished on the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description

*2.1	Purchase and Assumption Agreement, dated as of July 29, 2011, among the Federal Deposit Insurance Corporation, Receiver of Virginia Business Bank, the Federal Deposit Insurance Corporation and Xenith Bank (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on August 4, 2011 (File No. 000-53380))

*2.2	Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on August 4, 2011 (File No. 000-53380))

*3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on September 27, 2011 (File No. 000-53380))

*10.1	Small Business Lending Fund – Securities Purchase Agreement, dated September 21, 2011, between Xenith Bankshares, Inc. and the Secretary of Treasury (incorporated by reference to Current Report on Form 8-K filed by Xenith Bankshares, Inc. on September 27, 2011 (File No. 000-53380))

*31.1	Certification of CEO pursuant to Rule 13a-14(a)

*31.2	Certification of CFO pursuant to Rule 13a-14(a)

*32.1	CEO Certification pursuant to 18 U.S.C. § 1350

*32.2	CFO Certification pursuant to 18 U.S.C. § 1350

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed, or furnished with, or incorporated by reference in, the Form 10-Q.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES INC.

Date: November 22, 2011	/s/ T. Gaylon Layfield, III
T. Gaylon Layfield, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2011	/s/ Thomas W. Osgood
Thomas W. Osgood
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
(Principal Financial Officer)

4