Form 10-K
period 2011-12-31
Xenith Bankshares, Inc.
filed 2012-03-22
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2011: $27,776,717.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of March 12, 2012: 10,446,928 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 3, 2012 are incorporated by reference in Part III of this report.

XENITH BANKSHARES, INC. AND SUBSIDIARY

2011 ANNUAL REPORT ON FORM 10-K

Item 1—Business

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are focused geographically on the Washington, DC-MD-VA-WV, Richmond-Petersburg, VA, and the Norfolk-Virginia Beach-Newport News, VA-NC metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger (discussed below) of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary, SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank.

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

•

all references to “First Bankshares” are to First Bankshares, Inc., the surviving corporation in the merger with Xenith Corporation, which amended and restated its articles of incorporation in connection with the merger to, among other things, change its name to Xenith Bankshares, Inc.;

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

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an Agreement of Merger and related Plan of Merger, dated as of May 12, 2009, as amended (collectively referred to as the “Merger Agreement”). At the effective time of the merger, First Bankshares amended and restated its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank.

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

Options to purchase shares of First Bankshares common stock outstanding at the effective time of the merger remained outstanding as options to purchase 94,493 shares of Xenith Bankshares common stock. An aggregate of 906,000 options and warrants to purchase shares of Xenith Corporation’s common stock outstanding at the effective time of the merger were converted into an aggregate of 788,220 options and warrants to purchase shares of Xenith Bankshares common stock based on the exchange ratio set forth in the Merger Agreement.

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

Acquisitions

Effective on July 29, 2011, the Bank acquired select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office (the “Paragon Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the Paragon Branch (the “Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (the “Paragon Agreement”), between the Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retained the real and personal property associated with the Paragon Branch and, following the receipt of required regulatory approvals, the Paragon Branch was closed.

Under the terms of the Paragon Agreement, Paragon made a cash payment to the Bank in the amount of $17.3 million, which represented the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%.

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank.

Based upon a preliminary closing with the FDIC as of July 29, 2011, the Bank acquired total assets of $92.9 million, including $70.9 million in loans. The Bank also assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets acquired ($5.9 million). These amounts were estimates, subject to adjustment based upon final settlement with the FDIC. Subsequent to December 31, 2011, we received $14 thousand in final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement.

We believe the Paragon Transaction and the VBB Acquisition provide strategic and financial growth for the Bank, while leveraging our existing infrastructure.

Issuance of Stock

On April 4, 2011, the company completed the issuance and sale of 4.0 million shares of common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the Securities and Exchange Commission (“SEC”). On April 14, 2011, the company completed the issuance and sale of an additional 600 thousand shares of common stock in connection with the over-allotment option granted to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

On September 21, 2011, as part of the Small Business Lending Fund (the “SBLF”) of the United States Department of the Treasury (“U.S. Treasury”), the company entered into a Small Business Lending Fund - Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the U.S. Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the U.S.

Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion voluntary program established under the Small Business Jobs Act of 2010 created to encourage lending to small businesses by providing capital to qualified banks at favorable dividend rates. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation on September 20, 2011. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained by the holding company to fund the dividend on the SBLF Preferred Stock.

Competition

While our banking model has been implemented in other parts of the United States, the model is unique in Virginia. The Virginia banking landscape is fragmented with many small banks having very little market share for deposits and profitable banking relationships, while the large out of state national and super-regional banks control the majority of deposits.

Competition among financial institutions is based on many factors. We believe the most important factors that determine success are the quality and experience of bankers and their relationships with customers. Other factors include the quality of services and products offered, interest rates offered on deposit accounts, interest rates charged on loans, service charges and, in the case of loans to larger commercial borrowers, applicable lending capacity. There are banks with which we compete that have greater financial resources, access to capital and lending capacity, and offer a wider range of services than we do.

Our key competitive advantage lies in our ability to target, underwrite and manage commercial and industrial and commercial real estate loans. While these skill sets exist at the large banks, they generally do not exist at community banks. Our management team and bankers have spent substantially all of their careers working with middle market and small business management teams on their business and strategic plans and providing financing to these businesses in a broad array of industries. Our bankers are skilled salespeople and consultants, with well-honed credit skills, that allow them to work side by side with customers and prospects to determine how and under what conditions we can provide financing and other banking services to meet their needs.

Products and Services

We offer a range of sophisticated and competitively priced banking products and services, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market accounts, savings accounts, as well as time deposits. We offer secured and unsecured commercial and industrial loans, commercial real estate loans (including construction and land development loans), residential real estate loans and consumer loans. We further offer comprehensive internet banking services. We are a member of the START™ and PLUS™ automated teller (“ATM”) networks which provide customers with access to ATMs worldwide.

We offer a high level of personalized service to our customers through our relationship managers and branch personnel. We believe that a banking relationship that includes multiple services, such as loan and deposit services, is the key to profitable and long-lasting customer relationships and that our local focus and local decision-making provide us with a competitive advantage over banks that do not have these attributes.

Deposits and Treasury Management Services

To maintain existing deposits and attract new deposits, we offer a broad product line and competitive rates and services. We expect to continue to obtain deposits through a variety of means, including effectively leveraging our branch system and solicitation by our bankers.

We view treasury management capabilities as key to our middle market business and other target customers and an important factor in building core deposits. We have dedicated treasury sales personnel who are exclusively focused on providing sophisticated cash management services and products to customers. Many of our customers use an account analysis system that allows them to pay for services by holding sufficient levels of deposits with us. The results are that our customers can avoid hard dollar charges for services and our core deposit base is enhanced. Our product offerings include retail and commercial on-line banking (our on-line capabilities include images, statements, stop payment, deposit reporting, account transfers, account reconciliation, and EDI (electronic data interchange) reporting), ACH, wire transfers (both domestic and international), ZBA (zero balance accounts), and sweeps. We also offer fraud prevention tools including, debit block, check positive pay, and ACH positive pay. In addition to these services, we offer remote deposit capture, direct deposit and merchant services. Our technology platform is designed and well-suited to support our existing suite of services and products on a greater scale. The platform is capable of supporting an expanded product set. We evaluate new products and may choose to offer commercial charge card, commercial lock box and mobile banking services among other options in the future.

Types of Lending Products

We offer a full range of lending products to commercial and industrial, commercial real estate, private banking and select retail clients. Fundamental to our business is to have skilled bankers building full banking relationships with high quality customers. We believe that there is no substitute for knowing and understanding your customer when seeking attractive risk-adjusted returns in the extension of credit. We will continue to evaluate and adapt our services and product offerings as our customer base grows and evolves.

Our loan types include commercial and industrial loans, real estate loans, including commercial income-producing real estate loans, construction and development loans, residential real estate loans and consumer loans. These loan categories have been selected because we believe our target customers often have credit needs that community banks cannot meet, and these customers seek a relationship-oriented banking experience that is increasingly difficult to find at large banks.

Commercial and Industrial Loans. Our commercial borrowers are primarily small to middle market businesses engaged in a broad spectrum of businesses. Commercial and industrial (“C&I”) loans can be a source of working capital or used to finance the purchase of equipment or to complete an acquisition. The terms of these loans vary by purpose and by type of underlying collateral, if any. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable and inventory with the personal guarantees of the principals of the business. In some cases, we use an independent third party to assess and recommend appropriate advance rates (i.e., how much we will lend) based on the liquidation value of collateral. We may use third-party monitoring of advance rates in some cases. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance ratios that we believe are appropriate for the equipment type.

We also make owner-occupied real estate (“OORE”) loans. OORE loans are secured by real estate that is the offices or production facilities of the borrower. In some cases, the real estate is not held by the commercial enterprise, rather it is owned by the principals of the business or an entity controlled by the principals. We classify OORE loans as C&I, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Real Estate Loans. We make commercial real estate loans, construction and land development loans, and residential real estate loans.

We make commercial real estate loans (“CRE”) loans, on income-producing properties. The primary collateral for CRE loans is a first lien mortgage on multi-family, office, warehouse, hotel or retail property, plus assignments of all leases related to the properties. Our CRE loans generally have maturity dates that do not exceed five years, with amortization schedules of 15 to 25 years, with both fixed and variable rates of interest. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our target markets and obtaining financial statements or tax returns or both from borrowers and guarantors at regular intervals. It is also our policy to obtain personal guarantees from the principals of the borrowers. Exceptions to our policy are rare.

We also make construction and land development loans generally to builders and developers who are located in our target markets. Our construction and land development loans are intended to provide interim financing on the property and are originated with the general expectation that the borrower will repay the loan through permanent loan financing and/or the sale of the property securing the loan.

When underwriting CRE loans, we consider the liquidity, financial condition, operating performance and reputation of the borrower and any guarantors. We also consider the borrower’s equity investment in the project or property, as well as evidence of market acceptance (pre-leasing for commercial construction, pre-sales for residential construction.) For construction and land development loans, proceeds are disbursed periodically with funds advanced tied to the percentage of construction completed. We carefully monitor these loans through site inspections and title rundowns prior to making disbursements.

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

Consumer Loans. Consumer loans largely include home equity lines secured by borrower’s primary residence in our target markets and loans to our branch customers and private banking clients for consumer or business purposes.

Our credit policy also provides procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to fair lending requirements. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the credit worthiness of loans to individuals.

The principal risk associated with each type of loan we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s business or industry segment. Attributes of the relevant business market or industry segment include the competitive environment, customer and supplier power, threat of substitutes and barriers to entry and exit. We believe the quality of the commercial borrower’s management is the most important factor driving creditworthiness. Management’s ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes, among other abilities, are significant factors that determine a commercial borrower’s creditworthiness. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Credit Policies and Administration

We seek to maintain a high quality loan portfolio as an essential part of our business strategy. We follow a specific set of credit standards appropriate to each loan type in order to properly assess, price and manage credit risk. These standards are detailed in our credit policy. Depending on the materiality of the exception and the amount of the loan commitment, exceptions to these standards may occur only with approval from our President and Chief Executive Officer, our Chief Credit Officer, our management credit committee (“MCC”), (which is comprised of our President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations and Technology Officer, and Executive Vice President for Private Banking), or the credit policy committee of our board of directors.

Loan Origination Procedure and Approval. Loan originations follow a process requiring a comprehensive evaluation of credit risk. This process includes a thorough evaluation of the borrower, collateral, and any guarantor support, covenant structure, monitoring plan and pricing. Our bankers and credit analysts originating the loan are responsible for preparing a thorough credit analysis covering these matters, including the preliminary assignment of the credit risks and collateral ratings. Our new and renewed loans are approved either by (1) certain officers with approval authority, (2) our MCC, or (3) the credit policy committee of our board of directors. Our MCC approves the vast majority of loans. Credit approval is required by the credit policy committee of our board of directors for certain policy exceptions.

Credit Risk Ratings. A key element of our credit policies and administration is our risk rating system. All commercial credit exposures are risk rated based on our assessment of the level of risk associated with the credit. We employ a dual rating system, the numbers 1-10 for the obligor, and the letters A-D for the collateral. The obligor rating is based on our assessment of the borrower’s probability of default, while the collateral rating is our assessment of loss in the event of default.

The obligor rating scale is a 1-10 scale with a rating of 1 representing likelihood of default similar to that of the U.S. government. A rating of 10 represents a transaction where either a loss has already occurred or is anticipated in the near future. The obligor rating is determined through thorough credit analysis and is the responsibility of the banker and credit risk officer responsible for the credit relationship.

Collateral ratings are recommended by the banker in concert with the credit risk officer as a part of their credit analysis while underwriting a transaction or performing ongoing monitoring of an account. There are four letter grades (A through D) used to describe the value to the Bank that the collateral package represents in a default scenario. It is the responsibility of the banker and credit risk officer to ensure that our collateral ratings are accurate and changed in a timely fashion.

Asset and Liability Management

Our asset and liability management is governed by an asset and liability management (“ALM”) policy. Our ALM policy defines the following financial management functions: (1) overall asset/liability management and strategy; (2) interest rate risk management; (3) liquidity management; and (4) investment management. The ALM management committee addresses the management of the assets and liabilities of the Bank and is responsible for actively monitoring interest rate risk exposure.

We evaluate the impact to our earnings and market value of equity based on changes in interest rates in both extreme and steadily increasing interest rate scenarios. We evaluate the effect of a change in interest rates of +/- 100 basis points (bps), +/- 200 bps, +/-300 bps, and +/- 400 bps on both net interest income and its impact on the market value of equity. These impacts are measured relative to policy limits as defined in the ALM policy. With respect to net interest income, our maximum policy limit is a negative change of 25% and the maximum policy limit for market value of equity is negative 30%. As of December 31, 2011, we were within all applicable policy limits.

The objective of our liquidity management is to ensure that we maintain sufficient liquidity to efficiently address deposit fluctuations, loan demand changes and debt service requirements. Additionally, we monitor cash inflows and outflows intraday. In addition to the day-to-day management of liquidity, we have also developed a contingency liquidity funding plan that addresses the actions we would take in the event of low to severe liquidity stresses. These action plans detail the conditions and potential causes of the liquidity problems, as well as key action plans for reducing the stress, including the assignment of responsibilities to key personnel.

Our ALM policy includes our investment management and addresses permitted investments, safekeeping and accounting classifications. Our investment portfolio serves as both a primary and secondary source of liquidity, and it contributes to net interest margin.

Supervision and Regulation

General

Xenith Bank is a Virginia state-chartered member bank regulated by the Federal Reserve, and the Bureau of Financial Institutions of the Virginia State Corporation Commission, or the Bureau of Financial Institutions. The Bank operates as a subsidiary under Xenith Bankshares, a one bank holding company. The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law. Xenith Bankshares and the Bank are required by the Federal Reserve and the Bureau of Financial Institutions to file semi-annual and quarterly financial reports, respectively, on their respective financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic onsite and offsite examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, the deposit insurance funds, and the banking system as a whole and are not intended to protect our various shareholders and other creditors. Additionally, we must bear the cost of compliance with reporting and other regulations, and this cost is significant.

The Federal Reserve, Bureau of Financial Institutions and FDIC have the authority and responsibility to ensure that financial institutions are managed in a safe and sound manner and to prevent the continuation of unsafe and unsound activities. Additionally, they must generally approve significant business activities undertaken by financial institutions. Typical examples of such activities requiring approval include branch locations, mergers, capital transactions and major organizational structure changes. Obtaining regulatory approval for these types of activities can be time consuming and expensive and ultimately may not be successful.

Insurance of Accounts and Regulatory Assessments

The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC (“DIF”), up to the maximum legal limits of the FDIC and are subject to regulation, supervision and regular examination by the Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices.

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS”) rating. Since 2008, higher levels of bank failures and related resolutions costs have depleted the DIF. To maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessments and may continue to do so in the future.

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

The Bank also bears assessments related to outstanding Financing Corporation (“FICO”) bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, the sole purpose of which was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The current annualized assessment rate is 1.14 bps, or approximately 0.285 basis points (“bps”) per quarter. These assessments will continue until the FICO bonds mature in 2019.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the basic limit on federal deposit insurance coverage is $250,000 per depositor. In light of this change to the assessment base, the FDIC also revised its deposit insurance assessment rate schedule. The revised rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 bps to 45 bps (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 bps to 40 bps. For the year ended December 31, 2011 and 2010, we reported $292 thousand and $289 thousand, respectively, in expense for FDIC insurance. In addition, the Dodd-Frank Act increased the minimum reserve ratio of the DIF, but the burden of the increase will be on institutions with total assets in excess of $10 billion.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Bank Capital Adequacy Guidelines

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we are generally required to maintain a minimum “total risk-based capital ratio” of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8.0%. At least half of total capital (4%) must be composed of “Tier 1 capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock less certain intangibles. The remainder may consist of “Tier 2 capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and the allowance for loan and lease losses, subject to certain adjustments. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities to 100% for the bulk of assets that are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial and industrial loans, and consumer loans. Residential first mortgage loans on one- to four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans.

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of December 31, 2011, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well-capitalized.” Since December 31, 2011, there are no conditions or events that management believes have changed our status as “well-capitalized.” For additional information regarding our capital ratios, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Adequacy.”

Bank Holding Company Regulation

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries. The bank holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board’s regulations, or both. The source of strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve Board has not yet adopted regulations to implement this requirement.

The Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, and various non-bank activities that are deemed to be closely related to banking. The activities of the company are subject to these legal and regulatory limitations under the Bank Holding Company Act and the implementing regulations of the Federal Reserve Board. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary, if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Atlantic Capital Bank’s common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and, as a result, Atlantic Capital Bank does not file annual, quarterly and current reports, proxy statements or other information with the SEC. Financial and regulatory information about Atlantic Capital Bank is included, among other information, in publicly available Reports of Condition and Income (also known as “call reports”) filed by Atlantic Capital Bank with the FDIC, which reports are not incorporated by reference herein. We have not been, and in the future will not be, involved in the preparation and filing of Atlantic Capital Bank’s call reports or the conduct of its business.

Prompt Corrective Action

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions, if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company’s aggregate liability in connection with providing such required assurances. Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent holding company in other ways. These include possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company. In addition, the Federal Reserve Board may impose restrictions on the ability of the bank holding company itself to pay dividends, or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank.

Basel III

On December 17, 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 capital and Tier 2 capital applicable to the Basel Committee’s Revised Framework for the International Convergence of Capital Management and Capital Standards (“Basel III”). On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms that will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 in November 2010.

In December 2010, the Basel Committee issued final rules on the Basel III framework, which sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the buildup of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, in amounts equal to 4.5%, 6.0% and 8.0% of risk-weighted assets, respectively, as well as maintaining a “capital conservation buffer” of 2.5% of risk-weighted assets. The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain; although, the Dodd-Frank Act requires the federal banking agencies to incorporate counter-cyclical components into their capital adequacy rules. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

Dodd-Frank Act

The Dodd-Frank Act was signed by President Obama in July 2010. The Dodd-Frank Act will result in a major overhaul of the current financial institution regulatory system. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in the applicable sections of this “Supervision and Regulation” section. Among other things, the Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau (the “CFPB”) tasked with protecting American consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also creates the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council will, among other tasks, make recommendations for increasingly strict rules for capital, leverage and other requirements as a company’s size and complexity increase. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which would prohibit, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limits the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve Board.

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

Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. In February 2011, federal banking and securities regulators released proposed regulations that set forth standards for incentive-based compensation that prohibit compensation considered to be excessive or encourage risk that could result in a material financial loss. While the proposed regulation applies only to “covered financial institutions,” meaning those institutions with $1 billion or more in assets, the proposal rests on principles set forth in the Dodd-Frank Act and the Interagency Guidance on Sound Incentive Compensation Policies. Accordingly, we anticipate that federal banking regulators will apply certain of those standards to all financial institutions in determining whether they are in compliance with the Guidance on Sound Incentive Compensation Policies, so that, together with the Dodd-Frank Act and the recent guidance, the proposed rules may impact the current compensation policies at the Bank.

The Collins Amendment was incorporated into the Dodd-Frank Act requiring bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. Under the Collins Amendment, trust preferred securities (“TRUPs”), issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier 2 capital (with an exception for certain small bank holding companies), where TRUPs previously qualified as Tier 1 capital. Bank holding companies with $15 billion in assets as of December 31, 2009 have five years to comply, and starting on January 1, 2013, these holding companies will share in the requirement by deducting one-third of TRUPs a year for the following three years from Tier 1 capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

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

Small Business Lending Fund

The Small Business Jobs and Credit Act of 2010 created a $30 billion Small Business Lending Fund (the “SBLF”) to invest capital into community banking organizations. Through the fund, the U.S. Treasury invested in financial institutions through the purchase of senior preferred stock or indebtedness. The U.S. Treasury could invest up to 5% of risk-weighted assets for financial institutions with $1 billion of total assets or less as of December 31, 2009, or up to 3% of risk-weighted assets for financial institutions with more than $1 billion, but less than $10 billion, in total assets on that date.

The starting point for dividend rates on the senior preferred stock issued by participants to the U.S. Treasury is 5% for “C” corporations. Financial institutions can “buy down” the rate to as low as 1% by increasing the level of small business loans. The increase will be measured based on the increase over a “baseline level,” which is generally the average amount of small business lending reported by that institution in its call report for the four full quarters immediately preceding the date of enactment of the Small Business Jobs and Credit Act, less (a) net loan charge-offs with respect to small business lending, and (b) gains realized from mergers, acquisitions or purchases of loans after origination. For every 2.5% by which the amount of small business lending has increased, the dividend or interest rate on senior preferred stock will be reduced by 1%. If, however, small business lending has remained the same or decreased relative to the baseline level in the eighth quarter, the rate the participant would pay would increase to 7% beginning in the tenth quarter and continuing until the end of the four-and-a-half year period from initial funding. After the four-and-a-half-year period from initial funding, the rate will increase to 9% until the senior preferred stock issued to the U.S. Treasury is redeemed.

On September 21, 2011, we entered into a Small Business Lending Fund-Securities Purchase Agreement with the Secretary of the U.S. Treasury, pursuant to which we sold 8,381 shares our Senior Non-Cumulative Perpetual Preferred Stock, Series A to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock is senior to our common stock. In connection with our participation in the fund, we were required to develop a small business lending plan describing our business strategy and operating goals to address the needs of small businesses in the areas we serve, as well as a plan to provide linguistically and culturally appropriate outreach, where appropriate to certain groups. We also have to comply with certain reporting requirements of the fund in order for the U.S. Treasury to assess whether we are complying with the requirements of the fund and to determine the dividend rate on the SBLF Preferred Stock.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act (the “GLB Act”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLB Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting services, and limited merchant banking activities.

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

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Xenith Bankshares generally should not maintain a rate of distributions to shareholders unless our net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 4, 2009 and revised March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding companies. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends, if: (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In particular, under the current supervisory practices of the Federal Reserve Board, prior approval from the Federal Reserve Board and a supermajority of the Bank’s shareholders is required, if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

Under Virginia law, no dividend may be declared or paid out of a bank’s paid-in capital. Xenith Bankshares may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Our policy on loans to insiders establishes a maximum amount, which includes all other outstanding loans to such persons, as to which prior board of directors approval is required, of the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions. In addition, the Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions, if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is also discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the Bank Holding Company Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the United States banking or financial system.

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

Sound Banking Practice

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of Xenith Bankshares’ consolidated net worth. The Federal Reserve may oppose the transaction, if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

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

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2011, the Bank had a reserve requirement of $1.5 million.

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

Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in United States government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Federal Reserve establishes a target Federal Fund Rate and the Discount Rate. Actions taken by the Federal Reserve influence the general condition of interest rates in the marketplace.

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

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state, if that state would permit the establishment of the branch by a state bank chartered in that state. Virginia law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the Commonwealth of Virginia may establish branches anywhere within Virginia.

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

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending, if (1) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital, and the Bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

Allowance for Loan and Lease Losses

Federal bank regulatory agencies have released the Interagency Policy Statement on the allowance for loan and lease losses to ensure consistency with U.S. generally accepted accounting principles (“GAAP”) and more recent supervisory guidance. Additionally, the agencies issued 16 Frequently Asked Questions to assist institutions in complying with both GAAP and allowance for loan and lease losses supervisory guidance. Highlights of the statement include the following:

•

the statement emphasizes that the allowance for loan and lease losses represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the allowance for loan and lease losses is critical to an institution’s safety and soundness;

•

each institution has a responsibility to develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the allowance for loan and lease losses. An institution must maintain an allowance for loan and lease losses that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio; and

•

the statement updated the previous guidance on the following issues regarding allowance for loan and lease losses: (1) responsibilities of the board of directors, management and bank examiners; (2) factors to be considered in the estimation of allowance for loan and lease losses; and (3) objectives and elements of an effective loan review system.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 (the “Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks and is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Employees

At December 31, 2011, we had 105 employees, including 98 full-time employees. All of our employees were employed by the Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Investors and other interested parties may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors and other interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors and other interested parties can electronically access our SEC filings.

We make available free of charge on or through our website (www.xenithbank.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The information on, or that can be accessed through, our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Executive Officers of the Registrant

The information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant” (included herein pursuant to Item 401(b) of Regulation S-K) is incorporated by reference into this Part I.

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

The slow economic recovery, especially in our target markets, could materially and adversely affect us.

The recent recession contributed to a rise in unemployment and underemployment, a decline in the value of real estate and other assets, and a lack of confidence in the financial markets and the economy both among financial institutions and their customers. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, negatively impacted the credit performance of real estate related loans and resulted in poor operating results and significant write-downs of asset values by many financial institutions. Asset write-downs, which initially were focused on asset-backed securities and later spread to other securities and loans, such as commercial and residential real estate loans, caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions, or made such funding more costly. This market disruption and tightening of credit led to a lack of liquidity, an increased level of commercial and consumer delinquencies, increased market volatility, widespread reduction of business activity generally, and increased competition for deposits and quality loans among financial institutions. Although the economy has expanded since the recent recession, economic growth has been sluggish. The economic pressure on consumers and commercial borrowers and lack of confidence in the economy and financial markets resulting from the slow recovery have adversely affected, and continue to affect, the willingness of companies to borrow to fund their future growth, which negatively impacts our business. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates for financial institutions, which may impact charge-offs and provisions for credit losses. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and our business.

Unlike many of our larger competitors, the majority of our middle market business and individual customers are located or doing business in our target markets. As a result, we may be more impacted by a local slow economic recovery or downturn than those of larger, more geographically diverse competitors. Furthermore, based on the size and resources of our middle market and small business customers, they may be less able to withstand sustained difficult economic conditions than larger companies with which they compete. Factors that adversely affect the economy in our target markets could reduce our deposit base and demand for our services and products and increase our credit losses. Consequently, we may be adversely affected, potentially materially, by adverse changes in economic conditions in and around Virginia.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to risk of loss in the event of default of a counterparty or client. In addition, this risk may be exacerbated when any collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Our losses from these events could be material.

Because our loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans, our earnings are sensitive to the credit risks associated with these types of loans.

The credit risk associated with commercial and industrial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer-type loans, and the effects of general economic conditions on a borrower’s business. Our commercial and industrial loan portfolio represented approximately 51.6% of our total loan portfolio as of December 31, 2011. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

In addition to commercial real estate loans that are or will be secured by commercial real estate, our commercial and industrial loans include owner-occupied real estate loans that are secured in part by the value of the real estate. Owner-occupied real estate loans represented approximately 35.9% of our total commercial and industrial loan portfolio as of December 31, 2011. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.

Our commercial real estate loan portfolio represented approximately 38.8% of our total loan portfolio as of December 31, 2011. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. Commercial real estate loans will typically be larger than consumer-type loans and may pose greater risks than other types of loans. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. In addition, we may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Currently, the availability of permanent financing alternatives in the market has been reduced and the terms have become more onerous, thereby increasing the re-financing risks inherent in our loan portfolio. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. The weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. In addition, banking regulators are giving greater scrutiny to commercial real estate lending and may require banks with higher levels of commercial real estate loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of commercial real estate loan concentrations, regulators are also considering requiring increased levels of reserves for loan losses, as well as the need for additional capital. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

As of December 31, 2011, we had a total of $25.8 million in outstanding residential real estate loans, comprising 7.9% of our total loan portfolio, and a total of $5.4 million in outstanding consumer loans, or 1.6% of our total loan portfolio. While residential real estate loans and consumer loans are more diversified than loans to commercial borrowers, a systematic decline in the economic health of a community, such as major job loss, could materially and adversely affect us. Also, a broad-based decline in the value of residential real estate that serves as our secondary source of repayment could also materially and adversely affect us.

Decisions regarding credit risk could be inaccurate and our allowance for loan and lease losses may be inadequate to absorb future losses inherent in the portfolio, which could materially and adversely affect us.

Our loan portfolio and a small portion of our investment portfolio expose us to credit risk. Only $1.0 million, or 1.5%, of our $68.5 million investment portfolio was represented by securities other than U.S. agency securities as of December 31, 2011. Inherent risks in lending include the deterioration of the credit of borrowers and adverse changes in the industries and competitive environments in which they operate, changes in borrowers’ management and business prospects, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a high risk that some portion of the loans we make will not be repaid and, accordingly, will result in losses. Given our size, these losses could be concentrated in one or more borrowers and could be significant.

The risk of loss is affected by a number of factors, including:

•	credit risks of a particular borrower;

•	the duration of the loan;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

As of the effective date of the merger with First Bankshares, the Paragon Transaction and the VBB Acquisition, and as required by acquisition accounting rules, we recorded acquired loans at estimated fair value by creating a discount and eliminating the allowance for loan and lease losses. However, to the extent that the credit losses of the purchased loan portfolios are greater than our fair value adjustment at the effective date of these transactions, we could be materially and adversely affected.

In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to increase reserves or recognize loan charge-offs. Because our allowance methodologies take into account qualitative factors within our institution, as well as the external economic environment, there is potential for inconsistencies in our methodology and the methodologies deemed appropriate for us by the bank regulatory agencies.

If management’s assumptions and judgments prove to be inaccurate and our allowance for loan and lease losses is inadequate to absorb future losses inherent in our loan portfolio, or if bank regulatory agencies require us to increase our allowance for loan and lease losses or to recognize loan charge-offs, our capital could be significantly reduced, and we could be materially and adversely affected.

Commercial real estate lending guidance issued by the federal banking regulators could impact our operations and capital requirements.

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006, entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at financial institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2011, we are not subject to additional supervisory analysis but could be in the future. Our management has implemented controls to monitor our commercial real estate lending and will continue to enhance and monitor those controls, but we cannot predict the extent to which this guidance may impact our future operations or capital requirements. Moreover, any risk management practices that we implement may not be effective to prevent losses in our loan portfolio, including our commercial real estate portfolio.

Our ability to maintain regulatory capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions.

We are required to maintain certain capital levels in accordance with banking regulations. We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due. Our ability to maintain regulatory capital levels, available sources of funding, and sufficient liquidity could be impacted by deteriorating economic and market conditions.

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

Our directors and executive officers have developed a business plan that details the business strategies we intend to implement. Our business plan includes organic growth and growth through acquisitions. Our organic growth may involve an expansion into related banking lines of business and related services and products, which would involve additional risks. If we cannot implement our business strategies, we will be hampered in our ability to maintain and grow our business and serve our customers, which would in turn materially and adversely affect us. Even if our business strategies are successfully implemented, they may not have the favorable impact on our operations that we anticipate.

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

Our business strategies are based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, FDIC insurance costs, returns available to customers on alternative investments, and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding and our costs would increase from alternative funding. If local customer deposits are not sufficient to fund our growth, we will look to outside sources such as borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral. We may also look to federal funds purchased and brokered deposits as discussed below under “—Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity” or seek to raise funds through the issuance of shares of our common stock or other equity or equity-related securities or the incurrence of debt as additional sources of liquidity. If we are unable to access funding sufficient to support our growth or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies.

Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity.

Depositors that invest in brokered deposits are generally interest rate sensitive and well-informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to a bank’s deposit base as traditional local retail deposit relationships. In addition, our liquidity may be negatively affected if that funding source experiences supply difficulties due to loss of investor confidence or a flight to other investments. Regulatory developments with respect to wholesale funding, including increased FDIC insurance costs for, or limits on the use of, these deposits, may further limit the availability of that alternative. In light of regulatory pressure, there may be a cost premium for locally generated certificates of deposit as compared to brokered deposits, which may increase our cost of funding.

We rely substantially on deposits made by our customers in our target markets, which can be materially and adversely affected by local and general economic conditions.

As of December 31, 2011, $231.5 million, or 61.7%, of our total deposits, consisted of non-interest bearing demand accounts and interest-bearing savings, money market and checking accounts. The $143.5 million remaining balance of deposits includes time deposits, of which approximately $79.5 million, or 21.2% of our total deposits, are due to mature within one year. Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by money market and general economic conditions. If we fail to attract new deposits or maintain existing deposits or are forced to increase interest rates paid to customers to attract and maintain deposits, our net interest income would be negatively impacted, and we could be materially and adversely affected.

We may not be able to raise additional capital on terms favorable to us or at all.

We may need additional capital to support our business, expand our operations or maintain our minimum capital requirements; however, we may not be able to raise additional funds through the issuance of shares of our common stock or other equity or equity-related securities. Furthermore, the significant amount of our common stock that BankCap Partners owns may discourage other potential investors from acquiring newly-issued shares of our common stock or other equity or equity-related securities.

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

Our decisions regarding the fair value of assets acquired could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations and future prospects.

We acquired a significant portion of our loan portfolio. Although these loans were marked down to their estimated fair value, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolios that we acquired and, correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations, financial condition, and our ability to grow our business, even if other favorable events occur.

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

Our operating results are significantly dependent on our net interest income, as we expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We will experience “gaps” in the interest rate sensitivities of our assets and liabilities, as measured by the relative duration of our interest-earning assets and interest-bearing liabilities. The net position of those assets and liabilities, subject to re-pricing in specified time periods, will positively or negatively affect our operating results. If market interest rates should move contrary to our position, this “gap” may work against us and negatively affect our operating results, potentially materially. We cannot predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy and conditions in domestic and foreign financial markets. Although our asset-liability management strategy is intended to manage our risk from changes in market interest rates, changes in interest rates could materially and adversely affect us. As reflected in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity—Gap Analysis,” on a cumulative basis for maturities and re-pricings within the next 12 months, we reflect interest rate-sensitive assets exceeding interest rate-sensitive liabilities resulting in an asset sensitive position as of December 31, 2011 of $138.6 million, which would reduce our operating results if market interest rates were to decline during that period.

Changes in market interest rates could reduce the value of our financial assets. Fixed-rate investments, mortgage-backed and related securities, and loans generally decrease in value as interest rates rise. In addition, volatile interest rates affect the volume of our lending activities. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. This could result in lower net interest income, lower loan origination fee income, and a decline in sales of treasury services. If we are unsuccessful in managing the effects of changes in interest rates, we could be materially and adversely affected.

We face significant competition in our target markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending and home equity lending, is highly competitive, and we have encountered and will continue to encounter strong competition for deposits, loans and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products are other commercial banks and community banks in our target markets. Our principal competitors for deposits include commercial banks, community banks, money market funds, credit unions and trust companies. Our non-bank competitors are not subject to the same degree of regulation as we are and, accordingly, have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also have higher lending capacity and larger branch networks. We have branches in Richmond, Virginia and Tysons Corner in Northern Virginia. SuffolkFirst Bank did not have branches in Richmond or Tysons Corner previously, so we are not able to build from a pre-existing customer base in either of these markets. To expand our customer base at these branches and Northern Virginia generally, we must successfully compete against competitors with established businesses, relationships and reputations in those markets. This competition could result in decreased demand for our services and products and our loss of, or inability to gain, market share, which could materially and adversely affect us.

We may become subject to significant liabilities in the event the Bank forecloses upon, or takes title to, real property.

When underwriting a commercial or residential real estate loan, we will generally take a lien on the real property, and, in some instances upon a default by the borrower, we may foreclose upon and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at our expense. It may cost much more to remediate a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations, if the Bank takes a role in managing those operations after a default. Many environmental laws impose liability, regardless of whether we knew of, or were responsible for, any contamination that existed or exists for the property. The Bank may also find it difficult or impossible to sell contaminated properties.

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

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs, we may not recover the outstanding balance of the loan.

We are dependent on our key personnel, including our executive officers and directors, and the loss of such persons could negatively impact our ability to execute our business strategies.

We will be for the foreseeable future dependent on the services of Mr. Layfield, who is our President and Chief Executive Officer; Mr. Osgood, who is our Chief Financial Officer and Chief Administrative Officer; Ms. Gavant, who is our

Controller and Principal Accounting Officer; Mr. Cottrell, who is an Executive Vice President and our Chief Credit Officer; Mr. Davis, who is an Executive Vice President and our Chief Operations and Technology Officer; Mr. Phillips, who is an Executive Vice President and our Chief Lending Officer; and Mr. O’Flaherty, who is an Executive Vice President responsible for our private banking business. Should the services of these individuals or other key executive officers become unavailable, we may be unable to find a suitable successor who would be willing to be employed upon the terms and conditions that we would offer. We do not maintain key man insurance coverage on any of these individuals or other key executive officers. A failure to replace any of these individuals in a timely and effective manner could negatively affect our ability to execute our business strategies and otherwise disrupt our business.

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

From time to time, the U.S. Congress and state legislatures consider changing these laws and may enact new laws or amend existing laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Act which will result in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies, including provisions that, among other things:

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

Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder will impose additional administrative burdens that will obligate us to incur additional expenses.

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

The new CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the CFPB’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to the Bank’s performance under the fair lending laws and regulations could adversely impact the Bank’s rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank’s reputation, business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, current and potential shareholders may lose confidence in our financial reporting and disclosures and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. While our management’s assessment included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 did not identify any material weaknesses, we cannot guarantee that we will not have any material weaknesses identified by our management or our independent registered public accounting firm in the future.

The Dodd-Frank Act includes a provision to permanently exempt non-accelerated filers from complying with the requirements of Section 404(b), which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Since we were a non-accelerated filer as of June 30, 2011 (the last day of our most recently completed second quarter), we are not required to comply with the requirements of Section 404(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. However, if the market value of our common stock held by non-affiliates equals $75 million or more as of the end of the last day of our most recently completed second quarter, we will be required to provide an attestation report from our independent registered public accounting firm on our internal control over financial reporting in our Annual Report on Form 10-K for the year in which we equal or exceed the $75 million threshold.

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

•

the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices or branches as there may be a substantial time lag between these activities and when we generate sufficient assets and deposits to support the costs of the expansion;

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

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of our allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the application of acquisition accounting principles relating to acquisitions. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events could have a material impact on the accuracy of our consolidated financial statements and related disclosures.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

Although we reported operating losses for the year ended December 31, 2009 (the successor) and the period ended December 22, 2009 (the predecessor), due to the application of tax rules and regulations, we have no net operating losses (“NOLs”) for federal income tax purposes for years prior to 2010. We have NOLs for the years ended December 31, 2010 and 2011, a significant portion of which will be available for carryforward to reduce taxable income in future years. Our NOLs are subject to a 20-year carryforward period; however, our ability to utilize our NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service (3.55% as of December 31, 2011). Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. Although we have not fully evaluated the effect of Section 382 on the sale of our common stock in April of 2011, we expect that the stock sale resulted in an ownership change for purposes of Section 382. Even if the offering did not cause an ownership change, it may increase the likelihood that we may undergo an ownership change in the future, if in the future, we have a stock offering or issue additional shares as consideration in an acquisition. We believe an ownership change would limit the timing of our ability to use the NOLs. Moreover, our NOLs may not be fully available. As a result, we could pay taxes earlier and in larger amounts than would be the case if the NOLs were available to reduce our federal income taxes without restriction.

While we were profitable in 2011, we are uncertain as to future profitability.

For the year ended December 31, 2011, we reported net income due to the bargain purchase gain resulting from the VBB Acquisition. Prior to 2011, we had not recorded a profit since the quarterly period ended March 31, 2009, which was prior to the merger. For the year ended December 31, 2010 and for the period from January 1, 2009 through December 22, 2009, we incurred net losses of $5.9 million and $4.3 million, respectively. As of December 31, 2011, we had an accumulated deficit of $10.9 million.

The primary reasons for our losses in these periods were noninterest expense related to the development of our technology and other infrastructure and the hiring of experienced personnel to support our business strategy and projected growth. For the year ended December 31, 2011, our noninterest expense was $16.7 million compared to $13.0 million for the year ended December 31, 2010. Greater noninterest expense was primarily comprised of higher compensation and benefits of $2.3 million, as we added personnel related to the Paragon Transaction, as well as other personnel. Additionally, noninterest expenses in 2011 included approximately $780 thousand of acquisition related expenses. For the period from January 1 to December 22, 2009, our noninterest expense was $6.0 million. Greater noninterest expense for the period ended December 31, 2010 compared to the period from January 1 to December 22, 2009 was primarily comprised of higher compensation and benefits expense of $4.6 million, occupancy expenses of $782 thousand, and technology and communication expenses of $1.2 million. With respect to compensation and benefits expense, we increased the number of employees, as we added relationship managers and support staff to generate loans and deposits, operations and technology personnel to manage our day-to-day infrastructure and outsourced vendor relationships, and professional staff in compliance, human resources, finance and accounting. With respect to occupancy expenses, the increase was related to our new offices in Richmond and Tysons Corner, Virginia, as well as our new operations center in Richmond. With respect to technology expenses, the increase was related to our conversion to a more robust technology infrastructure and core operating platform required to support our business strategy and projected growth. For the period from January 1, 2009 through December 22, 2009, the primary reasons for our losses were a provision for loan losses of $5.5 million and merger-related expenses of $1.1 million.

We made substantial progress in building our infrastructure and our team during the years ended December 31, 2010 and 2011. In particular, our investments to date have been critical to our business strategy, as they have allowed us to put into place the majority of the technology infrastructure and core operating platform to support our business strategy for the foreseeable future. We believe, however, that we will need to make additional investments, especially related to hiring skilled bankers and, as needed, expanding our technology infrastructure to respond to new technologically-driven services and products. We expect these investments will be modest relative to the investments made in 2010 and 2011. Our ability to generate a profit in the future requires successful growth in revenues and management of expenses, among other factors. We expect to recruit additional talented bankers who will help us attract target customers and grow our business. While we expect the productivity of these additional bankers to exceed their incremental expenses over time, our operating results will be adversely impacted, if it does not happen promptly or at all.

The disposition processes related to our nonperforming assets could result in losses in the future that would materially and adversely affect us.

As of December 31, 2011, our nonperforming loans totaled $5.9 million, or 1.8% of our loan portfolio, and our nonperforming assets which include other real estate owned (“OREO”) were $6.7 million, or 1.4% of our total assets. We had no loans accruing interest that were more than 90 days delinquent. Until economic and real estate market conditions improve, particularly in our target markets in and around Virginia, we may incur additional losses relating to an increase in nonperforming loans and OREO, and such losses could be material. When we acquire title to collateral in foreclosures and similar proceedings, we are required by accounting rules to mark such collateral to the then fair market value, less costs of disposal, which often results in a loss. Nonperforming assets adversely affect net income in various ways. While we pay interest expense to fund nonperforming assets, no interest income is recorded on nonaccrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. Additionally, we incur loan administration costs and the costs of maintaining properties carried as OREO. Nonperforming loans and OREO also increase our risk profile, and increases in the level of nonperforming loans and OREO could impact our regulators’ view of appropriate capital levels in light of such risks. While we seek to manage our problem assets through loan sales, workouts, restructurings, foreclosures and otherwise, decreases in the value of these assets, or in the underlying collateral, or in these borrowers’ results of operations, liquidity or financial condition, whether or not due to economic and market conditions beyond our or their control, could materially and adversely affect us. In addition, the resolution of nonperforming assets requires significant amount of management’s time and attention, diverting their time from other business, which could be detrimental to the performance of their other responsibilities on our behalf.

The market value of our investments may decline, which could cause a decline in our shareholders’ equity and negatively affect our results of operations.

We have designated our entire investment portfolio as securities available for sale pursuant to applicable accounting standards relating to accounting for investments. These standards require that unrealized gains and losses in the estimated value of the available-for-sale investment securities portfolio be “marked to market” and reflected as a separate item in shareholders’ equity, net of tax, as accumulated other comprehensive income. As of December 31, 2011, we had $68.5 million, or 14.3% of our total assets, in securities available for sale at fair value. Shareholders’ equity reflects the unrealized gains and losses, net of tax, of these investments. Management believes that several factors will affect the market values of our investment securities portfolio. These include changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, the slope of the interest rate yield curve (i.e., the differences between shorter-term and longer-term interest rates) and reduced investor demand. Lower market values for our available-for-sale securities may result in recognition of an other-than-temporary impairment charge to our results of operations. If the market value of our investment securities portfolio declines, there will be a corresponding decline in shareholders’ equity, whether through accumulated other comprehensive income or lower results of operations.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain.

On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 capital and Tier 2 capital applicable to Basel III.

In December 2010, the Basel Committee issued final rules on the Basel III framework, which sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the buildup of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, in amounts equal to 4.5%, 6.0% and 8.0% of risk-weighted assets, respectively, as well as maintaining a “capital conservation buffer” of 2.5% of risk-weighted assets. The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain; although, the Dodd-Frank Act requires the federal banking agencies to incorporate counter-cyclical components into their capital adequacy rules. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

We may not be able to meet the cash flow requirements of our depositors and other creditors unless we maintain sufficient liquidity.

Our liquidity is used to make loans and investments and to repay liabilities (including deposits) as they become due or are demanded by depositors and other creditors. We had negative cash flow from operations of $1.9 million and $4.9 million, respectively, for the years ended December 31, 2011 and 2010. Our main source of liquidity is customer deposits. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. Potential alternative sources of liquidity include federal funds purchased and investment securities sold under repurchase agreements, as well as the repayment or sale of loans, securities (to the extent not pledged as collateral) or other assets, the utilization of available government and regulatory assistance programs, brokered deposits, borrowings from the FHLB, borrowings through the Federal Reserve’s discount window, and the issuance of our debt securities and equity securities. Without sufficient liquidity from these potential sources of liquidity, we generally may not be able to meet our cash flow requirements to operate and grow our business and repay our obligations.

As we continue to grow, we may become more dependent on wholesale funding sources, which may include FHLB borrowings and borrowings through the Federal Reserve’s discount window. As of December 31, 2011, we had $20.0 million of FHLB borrowings and $5.1 million of brokered deposits outstanding. If we are required to rely more heavily on wholesale funding sources to support our operations or growth in the future and such funding is expensive at such time, our revenues may not increase proportionately to cover our costs. In that case, our operating margins would be reduced, and we could be materially and adversely affected.

BankCap Partners owns a significant number of shares of our common stock, which will enable it to influence the vote on all matters submitted to a vote of our shareholders.

As of December 31, 2011, BankCap Partners beneficially owned 3,671,500 shares of our common stock (including warrants to purchase 391,500 shares of our common stock at an exercise price of $11.49 per share, all of which warrants are currently exercisable), representing 33.9% beneficially ownership of the outstanding shares of our common stock.

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

We have not paid any dividends on our common stock since our inception and we presently do not intend to pay any dividends on common stock in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders pursuant to state and federal laws and regulations. See “Item 1—Our Business—Supervision and Regulation—

Payment of Cash Dividends.” The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.” Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never legally be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

Item 2—Properties

The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2011:

Office Location	Owned or Leased	Lease Terms	Square Feet

One James Center (Headquarters) 901 E. Cary Street, Suite 1700 Richmond, VA 23219	Leased	Initial term of 62 months beginning November 1, 2008, with two options to extend for a three-year period each	16,131

Boulders Branch & Operations Center 1011 Boulder Spring Drive, Suite 410 Richmond, VA 23225	Leased	Initial term of 65 months beginning December 1, 2008, with two options to extend for a three-year period each	10,592

Tysons Corner Branch 8200 Greensboro Drive, Suite 1400 McLean, VA 22102	Leased	Initial term of 87 months beginning November 1, 2008, with one option to extend for a three-year period	6,935

North Suffolk Branch 3535 Bridge Road Suffolk, VA 23435	Owned		12,255

Plaza Branch 1000 N. Main Street Suffolk, VA 23434	Leased	Initial term of five years beginning January 1, 2004, with an automatic five-year renewal	2,512

Bosley Branch 100 Bosley Avenue Suffolk, VA 23434	Owned		2,596

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

Item 4—Mine Safety Disclosure

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “XBKS.” As of March 12, 2012, we had 10,446,928 shares of common stock issued and outstanding and approximately 1,237 record holders. The following table sets forth the high and low sales price for our common stock on The NASDAQ Capital Market during the periods indicated.

	2011		2010
Quarter	High	Low	High	Low
First	$5.80	$4.06	$7.00	$3.02
Second	5.27	3.38	9.00	5.25
Third	4.15	3.12	7.40	4.86
Fourth	4.34	3.10	6.10	5.11

Dividend Policy

We have not paid any dividends on common stock since our inception and we presently do not intend to pay any dividends on common stock in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders of common stock pursuant to state and federal laws and regulations. See “Item 1—Business—Supervision and Regulation—Payment of Cash Dividends.” The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.” Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders of common stock. Accordingly, we may never be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

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

All dollar amounts included in the tables in this discussion and analysis are in thousands. Columns and rows of amounts presented in tables may not total due to rounding.

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Washington, DC-MD-VA-WV, Richmond-Petersburg, VA, and the Norfolk-Virginia Beach-Newport News, VA-NC metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. As of December 31, 2011, we had total assets of $477.5 million, total loans, net of our allowance for loan and lease losses, of $321.9 million, total deposits of $375.0 million and shareholders’ equity of $80.3 million.

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

The primary source of our revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees from loan originations, gains on the sale of securities and other miscellaneous income. Deposits and FHLB borrowed funds, including federal funds purchased, are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. We measure our performance by calculating our net interest margin, loan and deposit growth, and by managing our noninterest expense.

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an Agreement of Merger and related Plan of Merger, dated as of May 12, 2009, as amended (collectively, the “Merger Agreement”). At the effective time of the merger, First Bankshares amended and restated its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank.

From its inception on February 19, 2008 until the completion of the merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations.

Acquisitions

Effective on July 29, 2011, the Bank acquired select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office (the “Paragon Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the Paragon Branch (the “Paragon Transaction”). Under the terms of the Paragon Agreement, Paragon retained the real and personal property associated with the Paragon Branch and, pursuant to required regulatory approvals, the Paragon Branch was closed.

Under the terms of the Paragon Agreement, Paragon made a cash payment to the Bank in the amount of $17.3 million, which represented the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%.

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank.

Based upon a preliminary closing with the FDIC as of July 29, 2011, the Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. These amounts were estimates subject to adjustments based upon final settlement with the FDIC. Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets acquired ($5.9 million). Subsequent to December 31, 2011, the company received $14 thousand in final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement.

We believe the Paragon Transaction and the VBB Acquisition provide strategic and financial growth for the Bank, while leveraging our existing infrastructure costs.

Issuance of Stock

On April 4, 2011, the company completed the issuance and sale of 4.0 million shares of common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the SEC. On April 14, 2011, the company completed the issuance and sale of an additional 600 thousand shares of common stock in connection with the over-allotment option granted to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

On September 21, 2011, as part of the Small Business Lending Fund (“SBLF”) of the United States Department of the U.S. Treasury (“U.S. Treasury”), we entered into a Small Business Lending Fund - Securities Purchase Agreement with the Secretary of the U.S. Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation on September 20, 2011. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained at the holding company to fund the dividend on the SBLF Preferred Stock.

Industry Conditions

Across the country, the recent recession and tepid recovery have impacted businesses, consumers and real estate values, and has taken a toll on banks. Since the beginning of 2009, the FDIC has closed over 400 failed banks. Georgia, Florida, California and Illinois account for nearly half of all the failures. In Virginia, there have been four failures, one of which was Virginia Business Bank, the assets and liabilities of which the Bank acquired in July 2011. Besides the number of actual bank failures, the recession and weak recovery have taken a toll on many banks that are still operating. In our target markets alone, there are numerous banks that are undercapitalized, have high levels of criticized and non-performing assets, and some are under written agreements with their regulators requiring that they address their short-comings.

In 2011, economic growth strengthened over 2010 somewhat; however, weakness in overall labor market conditions continued. Business investment in equipment and software has continued to expand, though investment in nonresidential structures remains weak and the housing sector remains depressed. The unemployment rate, as published by the Bureau of Labor Statistics, which climbed to over 9.0% in the second quarter of 2011, dropped to 8.5% in December 2011. The Bureau of Economic Analysis reported real GDP growth in 2011 of 1.7% over 2010 levels, a lower growth rate than in 2010; however, growth in the fourth quarter 2011 exceeded growth in the fourth quarter of 2010.

As recent as March 2012, the Federal Open Market Committee (“FOMC”) publicly stated that the economy has been expanding moderately and labor market conditions have improved. The FOMC expects economic growth over the coming quarters and that the unemployment rate will decline only gradually. The FOMC stated strains in global financial markets have eased, though they continue to pose significant downside risks to the economy. The FOMC stated that economic conditions “are likely to warrant exceptionally low levels for the federal funds rate for at least through late 2014.” The FOMC also stated that it is maintaining its existing policy of reinvesting principal payments from its securities holdings.

Our nation’s unemployment and underemployment problems have led to a prolonged period of very low interest rates, squeezing the net interest margins of all banks and making it harder to make a profit.

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

Presentation of Financial Information

Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their estimated fair value on December 22, 2009 in the consolidated balance sheet of Xenith Bankshares. The merger was accounted for under the acquisition method of accounting.

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

Accordingly, our discussion and analysis which includes 2009 reflects the results of operations of First Bankshares (the predecessor) for the period ended December 22, 2009. Due to the adjustments to the basis of assets and liabilities as a result of the application of the acquisition method of accounting, the financial statements of Xenith Bankshares (the successor) and First Bankshares (the predecessor) are not directly comparable.

Critical Accounting Policies

General

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations. Our significant accounting policies are discussed further in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We consider a policy critical, if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses which reflects the estimated losses resulting from the inability of our borrowers to make required loan payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan losses could be required, which could have a material adverse impact on our results of operations and financial condition. The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Loans

Loans that we originate are carried at their principal amount outstanding plus or minus unamortized fees, origination costs and fair value adjustments for acquired loans. Interest income is recorded as earned on an accrual basis. It is our policy that accrual of interest income is discontinued when a loan is greater than 90 days past due as to interest and principal. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. We use the allowance method in providing for possible loan losses.

Management considers loans to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and we expect to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk ratings, and loan review. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. We consider all of our non-performing loans to be impaired loans.

Acquired loans are initially recorded at estimated fair value at the date of acquisition; therefore, any related allowance for loan and lease losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a straight-line basis or based on the underlying principal payments on the loan. Any change in credit quality subsequent to acquisition for these loans is reflected in our allowance for loan and lease losses.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30 “Loans or Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). We concluded that a portion of the loans acquired in the VBB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30.

In applying ASC 310-30 to acquired loans, we must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates and the amount and timing of prepayments, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools if the loans have common risk characteristics. We have estimated cash flows expected to be collected on a loan-by-loan basis.

The excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the period of expected cash flows from the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference.

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield which is a reclassification from the nonaccretable difference. The new accretable yield is recognized in income over the remaining period of expected cash flows from the loan. As of December 31, 2011, we had not performed a re-evaluation of expected cash flows.

Acquired loans for which we cannot predict the amount or timing of cash flows are accounted for under the cost recovery method, whereby payments and interest reduce the acquisition fair value until such amount has been received. Amounts received in excess of the acquisition fair value are reported in interest income.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, “Receivables” (“ASC 310”), and (2) components of collective loan impairment recognized pursuant to FASB ASC Topic 450, “Contingencies.” We maintain specific reserves for individually impaired loans pursuant to ASC 310. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as we originate in our portfolio. In evaluating our loan portfolio, we consider qualitative factors, such as general economic conditions, nationally and in our target markets, as well as threats of outlier events. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

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

As of December 22, 2009, prior to the merger, our allowance for loan and lease losses was $6.7 million. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 and loans were recorded at estimated fair value in accordance with acquisition accounting. Likewise, the loans acquired in the Paragon Transaction and the VBB Acquisition were recorded at estimated fair value at the date of acquisition and any related allowance for loan and lease losses was not established at acquisition. For the years ended December 31, 2011 and 2010, we recorded provision expense of $4.0 million and $2.0 million, respectively. Our allowance for loan and lease losses as of December 31, 2011 and 2010 was primarily for new loan production since December 31, 2009 and negative changes in credit quality related to the purchased loan portfolio.

Management believes that the allowance for loan and lease losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value less costs of disposal at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations, and, if required, the carrying amount of the assets are adjusted to the lower of carrying amount or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of OREO are included in net income.

Accounting for Acquisitions

The merger with First Bankshares was treated as a reverse acquisition for accounting purposes, with Xenith Corporation deemed the acquirer. The merger was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations” (“ASC 805”), and accordingly, the assets acquired and liabilities assumed of First Bankshares were recorded at estimated fair value as of the date of the merger, which was December 22, 2009.

The Paragon Transaction and the VBB Acquisition were determined to be acquisitions of businesses in accordance with ASC 805; therefore, these transactions were also accounted for under the acquisition method of accounting, with the assets acquired and liabilities assumed recorded at estimated fair value as of the effective date of the acquisitions, which was July 29, 2011.

The determination of these fair values requires management to make estimates about future cash flows, market conditions and other future events are highly subjective in nature, where actual results that may differ materially from the estimates made.

Paragon Transaction

The allocation of the consideration received to the acquired assets and assumed liabilities in the Paragon Transaction as of the acquisition date was as follows:

Assets acquired:
Cash	$146
Loans	58,291
Transportation equipment	5
Accrued interest receivable	212

Total assets acquired	58,654

Liabilities assumed:
Deposits	76,550
Accrued interest payable	39

Total liabilities assumed	76,589

Net (liabilities) assumed		$(17,935)

Adjustments to reflect assets and liabilities at fair value:
Loan discount		(1,823)
Core deposit intangible		2,470

Transaction consideration received		$17,288

VBB Acquisition

The allocation of the consideration received to the acquired assets and assumed liabilities in the VBB Acquisition as of the acquisition date was as follows:

Assets acquired:
Cash	$19,192
Loans	70,893
Other real estate owned	1,500
Accrued interest receivable	254
Other assets	1,038

Total assets acquired	92,877

Liabilities assumed:
Deposits	77,525
FHLB borrowings	9,371
Accrued interest payable	46
Other liabilities	1

Total liabilities assumed	86,943

Net assets acquired		$5,934

Adjustments to reflect assets and liabilities at fair value:
Loan discount		(13,964)
Other real estate owned discount		(620)
FHLB borrowing		(514)

Net (liabilities) acquired after fair value adjustments		(9,164)
Transaction consideration received		17,822

Bargain purchase gain		8,658
Deferred tax liability		(2,944)

Bargain purchase gain, net of tax		$5,714

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Our recorded goodwill as of December 31, 2011 was $13.0 million, all of which resulted from the merger with First Bankshares. Management has concluded that none of its recorded goodwill is impaired as of the testing date, which was October 31, 2011.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. Our core deposit intangibles were acquired in the merger and the Paragon Transaction and are being amortized on a straight-line basis over ten years.

We periodically assess whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Income Taxes

We compute our income taxes in accordance with the provisions of FASB ASC Topic 740, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are evaluated for recoverability and a valuation allowance is provided until it is more likely than not that these tax benefits will be realized. Any estimated tax exposure items identified would be considered in a tax contingency reserve. Changes in any tax contingency reserve would be based on specific development, events, or transactions.

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

Results of Operations

Net Income

For the year ended December 31, 2011, we reported net income of $4.4 million, compared to a net loss of $5.9 million for the year ended December 31, 2010. Net income in 2011 resulted from the bargain purchase gain of $8.7 million recognized in the VBB Acquisition.

The following table presents net income (loss) and earnings (loss) per common share information for the periods stated. On April 4, 2011 and April 14, 2011, common shares outstanding increased 4.0 million and 600 thousand, respectively, as a result of the completion of our underwritten public offering of shares of our common stock on April 4, 2011 and the related exercise of the underwriters of their over-allotment option on April 14, 2011. On September 21, 2011, we received $8.4 million from the U.S. Treasury pursuant to the SBLF and issued 8,381 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, which is further discussed below.

	For the Year Ended
	December 31, 2011	December 31, 2010
Net income (loss)	$4,447	$(5,916)
Preferred stock dividend	(23)	—

Net income (loss) available to common shareholders	$4,424	$(5,916)

Earnings (loss) per common share, basic and diluted	$0.48	$(1.01)

Net Interest Income

For the year ended December 31, 2011, net interest income was $16.2 million compared to $8.6 million for the year ended December 31, 2010. Greater net interest income was primarily due to higher average loan and investment balances, partially offset by both lower yields on investments and higher deposit balances; although, the higher deposit balances were at lower costs. Also contributing to higher net interest income was the accretion of fair value adjustments related to acquired loans. As presented in the tables below, net interest margin increased 55 basis points to 4.94% for the year ended December 31, 2011 from 4.39% for the year ended December 31, 2010. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Average interest-earning assets and related interest income increased $133.5 million and $8.1 million, respectively, for the year ended December 31, 2011 compared to 2010. Average interest-bearing liabilities and related interest expense increased $102.9 million and $480 thousand, respectively, for the year ended December 31, 2011 compared to 2010. Yields on interest-earning assets improved 24 basis points to 5.74% for the year ended December 31, 2011 compared to 2010, while costs of interest-bearing liabilities declined 37 basis points to 1.03% for the same comparative periods.

Our loan portfolios acquired in the merger, the Paragon Transaction and the VBB Acquisition were discounted to estimated fair value (for expected credit losses and for interest rates) immediately following the merger or the acquisitions, as applicable. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion for the year ended December 31, 2011 and 2010 was $3.6 million and $1.6 million, respectively.

In addition, time deposits acquired in the merger were adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and was amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense of $1.1 million for both the years ended December 31, 2011 and 2010.

For the year ended December 31, 2011, the effect of these purchase accounting adjustments on net interest spread and net interest margin was an increase of 149 basis points and 140 basis points, respectively. For the year ended December 31, 2010, the effect on net interest spread and net interest margin was an increase of 154 basis points and 139 basis points, respectively.

For the year ended December 31, 2010, net interest income was $8.6 million compared to $4.6 million for the year ended December 31, 2009. Net interest margin increased 157 basis points to 4.39% for the year ended December 31, 2010 compared to 2.82% in the year ended December 31, 2009. Greater net interest income and net interest margin was due primarily to the accretion of fair value adjustments of acquired loans, greater average loans and investment balances, and a decrease in the cost of deposits; however, yields on investments were lower. For the year ended December 31, 2010, the effect of purchase accounting adjustments on net interest spread and net interest margin was an increase of 154 basis points and 139 basis points, respectively. Fair value adjustments due to acquisition accounting had no impact on 2009 results.

The following tables provide a detailed analysis of the average yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated:

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31,
							2011 vs. 2010
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase (Decrease)	Change due to (2)
	2011	2010	2011	2010	2011	2010		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$978	$772	0.25%	0.11%	$2	$1	$1	$1	$0
Investments / Interest-earning deposits	100,931	74,076	1.99%	2.83%	2,010	2,097	(87)	(723)	636
Loans, gross (3)	227,261	120,842	7.43%	7.17%	16,879	8,662	8,217	324	7,893

Total interest-earning assets	329,169	195,690	5.74%	5.50%	18,891	10,760	8,130	(398)	8,530

Noninterest-earning assets:
Cash and due from banks	4,158	2,789
Premises and fixed assets	6,224	6,772
Other assets	23,260	21,253
Allowance for loan losses	(3,086)	(624)

Total noninterest-earning assets	30,556	30,189

Total assets	$359,726	$225,879

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$8,712	$5,835	0.31%	0.21%	$27	$12	$15	$8	$8
Savings deposits	106,404	24,127	0.97%	0.94%	1,034	226	807	8	799
Time deposits	119,308	98,659	0.86%	1.33%	1,032	1,317	(285)	(524)	239
Federal funds purchased and borrowed funds	23,572	26,464	2.34%	2.31%	553	611	(59)	9	(68)

Total interest-bearing liabilities	257,996	155,085	1.03%	1.40%	2,646	2,166	480	(499)	978

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	33,894	16,564
Other liabilities	2,068	2,174

Total noninterest-bearing liabilities	35,962	18,738

Shareholders’ equity	65,768	52,056

Total liabilities and shareholders’ equity	$359,726	$225,879

Interest rate spread (4)			4.71%	4.10%

Net interest income (5)					$16,245	$8,594	$7,650	$101	$7,551

Net interest margin (6)			4.94%	4.39%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2011 and 2010 includes $3,568.8 thousand and $1,645.6 thousand, respectively, in accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 and 2010 is reduced by $1,052.0 thousand and $1,080.0 thousand, respectively, related to fair value adjustments related to the merger.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31, (1)
	(Successor)	(Successor)			(Successor)	(Predecessor)	2010 vs. 2009
	Average Balances (2)		Yield / Rate		Income / Expense (8), (9)		Increase (Decrease)	Change due to (3)
	2010	2009	2010	2009	2010	2009		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$772	$1,121	0.11%	0.18%	$1	$2	$(1)	$0	$(1)
Investments / Interest-earning deposits	74,076	47,555	2.83%	5.10%	2,097	2,423	(326)	(1,344)	1,018
Loans, gross (4)	120,842	113,523	7.17%	5.66%	8,662	6,428	2,234	1,800	434

Total interest-earning assets	195,690	162,199	5.50%	5.46%	10,760	8,853	1,907	456	1,451

Noninterest-earning assets:
Cash and due from banks	2,789	4,160
Premises and fixed assets	6,772	5,471
Other assets	21,253	3,172
Allowance for loan losses	(624)	(2,344)

Total noninterest-earning assets	30,189	10,459

Total assets	$225,879	$172,658

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$5,835	$6,963	0.21%	0.30%	$12	$21	$(9)	$(6)	$(3)
Savings deposits	24,127	3,433	0.94%	0.76%	226	26	200	7	193
Time deposits	98,659	101,483	1.33%	3.55%	1,317	3,602	(2,285)	(2,188)	(97)
Federal funds purchased and borrowed funds	26,464	28,078	2.31%	2.24%	611	628	(17)	19	(36)

Total interest-bearing liabilities	155,085	139,957	1.40%	3.06%	2,166	4,277	(2,110)	(2,167)	57

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	16,564	14,032
Other liabilities	2,174	1,429

Total noninterest-bearing liabilities	18,738	15,461

Shareholders’ equity	52,056	17,240

Total liabilities and shareholders’ equity	$225,879	$172,658

Interest rate spread (5)			4.10%	2.40%

Net interest income (6)					$8,594	$4,576	$4,017	$2,623	$1,394

Net interest margin (7)			4.39%	2.82%

(1)	2009 yields, rates, income, expense and comparisons to 2010 reflect the results of First Bankshares (the Predecessor) for the period January 1, 2009 through December 22, 2009 and of Xenith Bankshares (the Successor) for the period December 23, 2009 through December 31, 2009.
(2)	Average balances are computed on a daily basis.
(3)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(6)	Net interest income is interest income less interest expense.
(7)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(8)	Interest income on loans in 2010 includes $1,645.6 thousand in accretion related to fair value adjustments related to acquired loans.
(9)	Interest expense on time deposits in 2010 is reduced by $1,080.0 thousand related to fair value adjustments related to the merger.

Noninterest Income

Noninterest income was $9.0 million for the year ended December 31, 2011, compared to $483 thousand for the year ended December 31, 2010. This increase was primarily due to the $8.7 million bargain purchase gain recorded on the VBB Acquisition, which was effective July 29, 2011.

Noninterest Expense

For the year ended December 31, 2011, noninterest expense was $16.7 million compared to $13.0 million for the year ended December 31, 2010. Greater noninterest expense was primarily comprised of higher compensation and benefits expense of $2.3 million, as we added the personnel associated with the Paragon Branch and other personnel. Occupancy costs, technology and communication expenses, and professional fees increased approximately $1.0 million in the year ended December 31, 2011, when compared to 2010. Of this increase, approximately $650 thousand relates to the Paragon Transaction and the VBB Acquisition, including the costs of converting customers and records to our technology platform. In addition, bank franchise taxes, which are capital based, increased $141 thousand due to our greater capital levels, and OREO expenses increased $164 thousand due to the increased activity in properties held by the Bank during 2011. Other expenses in 2011 include a prepayment fee of $133 thousand we incurred in the connection with the full repayment of a borrowing assumed in the VBB Acquisition. Professional fees for the year ended December 31, 2010 included $320 thousand pursuant to a licensing and administrative support agreement with an affiliate of BankCap Partners that was paid immediately prior to the effective time of the merger.

Income Taxes

As of December 31, 2011 and 2010, net deferred tax assets were $5.2 million and $7.0 million, respectively, for which a full valuation allowance is recorded, based primarily on the fact that we experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating losses, which are carried forward, is dependent on our generating sufficient future taxable income during the statutory carryforward period, which under current law is 20 years. Estimated net operating losses available for carryforward from the years ended 2011 and 2010 are $5.7 million and $7.8 million, respectively, which would expire, if not utilized, in 2031 and 2030.

In the year ended December 31, 2011, we recorded $75 thousand income tax expense resulting from the adjustment of amounts available for carryback upon filing our 2011 federal tax return and carryback claims. As of December 31, 2011, we had $552 thousand recorded in other assets on our consolidated balance sheet for carryback claims made.

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

	December 31, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	53,518	54,771	2.81	2.57%
- Variable rate	2,489	2,620	11.08	3.11%
Collateralized mortgage obligations	9,866	10,065	3.19	2.76%
Trust preferred securities	1,123	1,010	15.29	7.75%

Total securities available for sale	$66,996	$68,466	3.39	2.70%

	December 31, 2010
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	43,446	43,744	2.69	2.81%
- Variable rate	5,035	5,272	11.14	3.40%
Collateralized mortgage obligations	7,555	7,641	2.32	3.00%
Trust preferred securities	2,253	2,233	5.16	7.48%

Total securities available for sale	$58,289	$58,890	3.48	3.06%

	December 31, 2009
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
U.S. agencies	$17,701	$17,810	13.07	5.16%
Mortgage-backed securities
- Fixed rate	4,984	5,001	1.97	5.47%
- Variable rate	7,102	7,160	7.96	3.57%
Municipals
-Taxable	2,112	2,073	8.08	6.32%
-Tax exempt	536	535	0.92	5.64%
Trust preferred securities	4,262	4,268	17.16	7.44%

Total securities available for sale	$36,697	$36,847	10.71	5.25%

The reduction in the weighted average life and yield of the securities portfolio from December 31, 2009 to December 31, 2010 was a result of restructuring the portfolio, including investing a portion of the proceeds from the 2009 Xenith Corporation stock offering, to one with a shorter average life and duration and reduced volatility.

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

	December 31, 2011
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	18,613	2.16%	36,158	2.78%	54,771	2.57%
-Variable rate	—	—	—	—	—	—	2,620	3.11%	2,620	3.11%
Collateralized mortgage obligations	—	—	—	—	—	—	10,065	2.76%	10,065	2.76%
Trust preferred securities	—	—	—	—	—	—	1,010	7.75%	1,010	7.75%

Total securities available for sale	$—	—	$—	—	$18,613	2.16%	$49,853	2.91%	$68,466	2.70%

	December 31, 2010
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	4,695	1.92%	39,049	2.92%	43,744	2.81%
- Variable rate	—	—	—	—	—	—	5,272	3.40%	5,272	3.40%
Collateralized mortgage obligations	—	—	—	—	—	—	7,641	3.00%	7,641	3.00%
Trust preferred securities	—	—	—	—	—	—	2,233	7.48%	2,233	7.48%

Total securities available for sale	$—	—	$—	—	$4,695	1.92%	$54,195	3.17%	$58,890	3.06%

	December 31, 2009
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
U.S. agencies	$—	—	$—	—	$—	—	$17,810	5.16%	$17,810	5.16%
Mortgage-backed securities
- Fixed rate	—	—	—	—	—	—	5,001	5.47%	5,001	5.47%
- Variable rate (1)	—	—	—	—	—	—	7,160	3.57%	7,160	3.57%
Municipals
- Taxable	—	—	—	—	2,073	6.32%	—	—	2,073	6.32%
- Tax exempt	—	—	—	—	—	—	535	5.64%	535	5.64%
Trust preferred securities	—	—	—	—	—	—	4,268	7.44%	4,268	7.44%

Total securities available for sale	$—	—	$—	—	$2,073	6.32%	$34,774	5.25%	$36,847	5.25%

(1)	Includes $6,966 thousand in variable rate mortgage-backed securities that reset within one to 10 years.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	December 31, 2011
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	45,501	46,486	56.66%
- Federal Home Loan Mortgage Corporation	10,505	10,905	13.08%

Loans

The following table presents our loan portfolio, by loan category and percentage to total loans, as of the dates stated:

	(Successor) December 31, 2011		(Successor) December 31, 2010		(Successor) December 31, 2009		(Predecessor) December 31, 2008		(Predecessor) December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$168,417	51.64%	$68,045	44.43%	$43,467	42.59%	$46,801	39.92%	$38,079	36.36%
Commercial real estate	126,525	38.80%	57,035	37.24%	34,979	34.28%	40,326	34.39%	40,578	38.74%
Residential real estate	25,847	7.93%	23,337	15.24%	22,061	21.62%	27,766	23.68%	23,409	22.35%
Consumer	5,285	1.62%	4,715	3.08%	1,524	1.49%	2,343	2.00%	2,613	2.50%
Overdrafts	65	0.01%	14	0.01%	19	0.02%	11	0.01%	49	0.05%

Total loans	326,139	100.00%	153,146	100.00%	102,050	100.00%	117,247	100.00%	104,728	100.00%

Allowance for loan and lease losses	(4,280)		(1,766)		—		(1,687)		(942)

Total loans, net of allowance	$321,859		$151,380		$102,050		$115,560		$103,786

The following tables provide the maturity analysis of our loan portfolio as of the dates presented based on whether loans are variable-rate or fixed-rate loans:

	December 31, 2011
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$67,515	$50,694	$4,953	$55,647	$40,672	$4,078	$44,750	$167,912
Commercial real estate (2)	28,075	51,678	5,601	57,279	34,704	1,211	35,915	121,269
Residential real estate (3)	3,931	7,706	3,953	11,659	6,291	3,841	10,132	25,722
Consumer	2,518	1,827	251	2,078	680	10	690	5,286
Overdrafts	65	—	—	—	—	—	—	65

Total loans	$102,104	$111,905	$14,758	$126,663	$82,347	$9,140	$91,487	$320,254

(1)	Excludes $504 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $5.255 million in nonaccrual variable-rate loans.
(3)	Excludes $125 thousand in nonaccrual fixed-rate loans.

	December 31, 2010
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$35,446	$13,895	$376	$14,271	$15,876	$1,078	$16,954	$66,671
Commercial real estate (2)	21,208	22,426	—	22,426	9,457	1,246	10,703	54,337
Residential real estate	6,508	4,053	582	4,635	7,953	4,241	12,194	23,337
Consumer (3)	712	3,055	1	3,056	912	14	926	4,694
Overdrafts	14	—	—	—	—	—	—	14

Total loans	$63,888	$43,429	$959	$44,388	$34,198	$6,579	$40,777	$149,053

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans.
(2)	Excludes $2.7 million in nonaccrual variable-rate loans.
(3)	Excludes $20 thousand in nonaccrual fixed-rate loans.

	December 31, 2009
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$13,679	$1,312	$4	$1,316	$26,975	$1,150	$28,125	$43,120
Commercial real estate (2)	16,499	10,208	—	10,208	4,571	45	4,616	31,323
Residential real estate (3)	3,785	3,104	825	3,929	8,316	5,904	14,220	21,934
Consumer	580	71	—	71	847	26	873	1,524
Overdrafts	19	—	—	—	—	—	—	19

Total loans	$34,562	$14,695	$829	$15,524	$40,709	$7,125	$47,834	$97,920

(1)	Excludes $346 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $3.2 million in nonaccrual variable-rate loans and $505,325 in nonaccrual fixed-rate loans.
(3)	Excludes $127 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised 68.1% of our loan portfolio as of December 31, 2011, and 73.1% as of December 31, 2010. Commercial real estate loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist of first and second lien loans, including home equity lines and credit loans, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Allowance for Loan and Lease Losses

As of December 22, 2009, prior to the merger, our allowance for loan and lease losses was $6.7 million and reflected a provision expense of $5.5 million for the period January 1 through December 22, 2009. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 in accordance with the acquisition method of accounting. For the year ended December 31, 2011 and 2010, we recorded provision expense of $4.0 million and $2.0 million, respectively.

The following table presents our allowance for loan and lease losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	(Successor) December 31, 2011		(Successor) December 31, 2010		(Successor) December 31, 2009		(Predecessor) December 31, 2008		(Predecessor) December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Balance at end of period applicable to:
Commercial and industrial	$748	51.64%	$470	44.43%	$1,246	42.59%	$589	39.92%	$209	36.36%
Commercial real estate	3,370	38.80%	1,106	37.24%	4,980	34.28%	863	34.39%	597	38.74%
Residential real estate	133	7.93%	164	15.24%	434	21.62%	188	23.68%	120	22.35%
Consumer	29	1.63%	26	3.09%	40	1.51%	33	2.01%	39	2.50%
Unallocated	—	0.00%	—	0.00%	—	0.00%	14	0.00%	(23)	0.05%

Total allowance for loan and lease losses	4,280	100.00%	1,766	100.00%	6,700	100.00%	1,687	100.00%	942	100.00%

Acquisition fair value adjustment	—		—		(6,700)		—		—

Total allowance for loan and lease losses	$4,280		$1,766		$—		$1,687		$942

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	(Successor) December 31, 2011	(Successor) December 31, 2010	(Successor) December 31, 2009	(Predecessor) December 31, 2008	(Predecessor) December 31, 2007

Balance at beginning of period	$1,766	$—	$1,687	$942	$827
Charge-offs:
Commercial and industrial	333	—	187	79	4
Commercial real estate	973	200	133	—	—
Residential real estate	93	52	215	—	—
Consumer	3	1	5	11	1
Overdrafts	13	15	—	—	—

Total charge-offs	1,415	268	540	90	5

Recoveries:
Commercial and industrial	12	—	32	6	4
Commercial real estate	72	43	19	—	—
Residential real estate	—	—	—	—	—
Consumer	—	—	1	—	—
Overdrafts	2	1	—	—	—

Total recoveries	86	44	52	6	4

Net charge-offs	1,329	224	488	84	1

Additions to the allowance for loan and lease losses	4,005	1,990	5,501	829	116
Less amount for unfunded commitments	(162)	—	—	—	—

Allowance after additions	4,280	1,766	6,700	1,687	942
Acquisition fair value adjustment	—	—	(6,700)	—	—

Balance at end of period	$4,280	$1,766	$—	$1,687	$942

The allowance for loan and lease losses excludes the discounts recorded on our acquired loan portfolios, which as of December 31, 2011 was $14.0 million.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on our nonperforming loans. We consider a loan as nonperforming when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of December 31, 2011 and 2010, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

As of December 31, 2011 and 2010, we had $808 thousand and $1.5 million, respectively, in OREO. OREO held at December 31, 2011 consisted of single family properties, commercial properties and undeveloped land, and all of these properties resulted from the VBB Acquisition. OREO valuations are evaluated periodically, and any necessary write-down to fair value is recorded as a charge to net income.

The following table summarizes our nonperforming assets as of the dates stated:

	(Successor) December 31, 2011	(Successor) December 31, 2010	(Successor) December 31, 2009	(Predecessor) December 31, 2008	(Predecessor) December 31, 2007

Nonaccrual loans	$5,862	$2,841	$4,129	$677	$—
Other real estate owned	808	1,485	464	—	—

Total nonperforming assets	$6,670	$4,326	$4,593	$677	$—

Nonperforming assets as a percentage of total loans	2.05%	2.82%	4.50%	0.58%	N/A
Nonperforming assets as a percentage of total assets	1.40%	1.72%	2.28%	0.37%	N/A
Net charge-offs as a percentage of average loans	0.58%	0.18%	N/A	0.08%	0.00%
Allowance for loan and lease losses as a percentage of total loans	1.31%	1.15%	N/A	1.44%	0.90%
Allowance for loan and lease losses to nonaccrual loans	73.01%	62.16%	N/A	249.39%	N/A

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of December 31, 2011 totaled $375.0 million compared to deposits of $175.1 million as of December 31, 2010, an increase of 114%. Demand deposits, including money market accounts, increased $158.0 million, or 226%, over balances as of December 31, 2010, and time deposits increased $41.8 million, or approximately 41%, over balances as of December 31, 2010. We assumed deposits of $154.1 million in the Paragon Transaction and the VBB Acquisition, of which approximately $70 million were internet time deposits, which we believe will be liquidated at or before maturity. As of December 31, 2011, approximately 55% of these deposits had been liquidated.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated:

	December 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$33,894	—	$16,564	—
Interest-bearing deposits:
Demand and money market	111,554	0.96%	26,425	0.84%
Savings accounts	3,562	0.50%	3,537	0.50%
Time deposits $100,000 or greater (1)	64,122	1.10%	38,326	1.63%
Time deposits less than $100,000	55,186	0.59%	60,333	1.15%

Total interest-bearing deposits	234,424	0.89%	128,621	1.21%

Total average deposits	$268,318	0.78%	$145,185	1.07%

(1)	Includes brokered deposits of $5.1 million and CDAR deposits of $1.5 million at December 31, 2011 and $10.2 million of brokered deposits at December 31, 2010.

Maturities of large denomination time deposits (equal or greater than $100,000) as of December 31, 2011 were as follows:

	Within 3 Months (1)	3-6 Months (2)	6-12 Months (3)	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$7,490	$9,454	$31,596	$31,774	$80,314	21.42%

(1)	Includes CDAR deposits of $1.7 million
(2)	Includes brokered deposits of $5.1 million
(3)	Includes CDAR deposits of $4.4 million

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	December 31, 2011				December 31, 2010				December 31, 2009
	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$2,191	$296	0.90%	$—	$—	$37	0.76%	$1,552	$2,526	$519	0.79%
Other borrowings	—	1,000	779	0.55%	—	4,700	742	0.81%	4,700	12,000	3,472	0.53%

Total short-term borrowings	$—	$3,191	$1,075	0.65%	$—	$4,700	$779	0.81%	$6,252	$14,526	$3,991	0.57%

We have one secured long-term borrowing with the Federal Home Loan Bank (“FHLB”) in the amount of $20 million. During 2011, we modified the then-existing borrowing, which was a non-amortizing, fixed rate (2.495%) term loan maturing on January 25, 2013. The modified borrowing is also a non-amortizing term loan and bears interest at a rate of 20 basis points over LIBOR that resets quarterly. The modified borrowing matures on September 28, 2015. In connection with the modification, we paid a fee of $533.3 thousand, which is recorded in other assets on our consolidated balance sheet and is being recognized as interest expense over the remaining term of the borrowing.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. The derivative is designated as a cash flow hedge, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of December 31, 2011 is an unrealized loss of $8.2 thousand. As of December 31, 2011, there was no ineffective portion of the derivative.

We have an agreement with the counterparty to our derivative that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We had minimum collateral requirements with our counterparty and, as of December 31, 2011, $0 had been pledged as collateral under the agreement, because the valuation of the derivative has not surpassed contractually specified minimum transfer amounts. If we are not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value.

For the period ended December 31, 2011, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, was 1.81%.

Liquidity and Capital Resources

In the year ended December 31, 2011, cash and cash equivalents increased $43.6 million to $55.8 million from $12.2 million at December 31, 2010. Net cash used in operating activities was $1.9 million for the year ended December 31, 2011, compared to net cash used in operating activities of $4.9 million for the year ended December 31, 2010. Net cash used in investing activities was $12.5 million for the year ended December 31, 2011, compared to net cash used in investing activities of $73.9 million for the year ended December 31, 2010. In the year ended December 31, 2011, we received $54.4 million of cash in the Paragon Transaction and the VBB Acquisition, which was offset by cash invested of $57.9 million in net loans. Additionally, an increase in the use of cash flows from investing activities resulted from purchases of securities of $31.1 million, partially offset by proceeds from maturities and calls of securities of $21.9 million. In the 2010 period, net cash used in investing activities resulted from the use of $50.9 million invested in net loans, as well as the use of cash for the purchase of securities of $65.9 million, partially offset by a $44.0 million received from maturities and calls of securities.

Net cash provided by financing activities in the year ended December 31, 2011 was $58.0 million compared to net cash provided by financing activities of $55.8 million for the year ended December 31, 2010. Cash provided by financing activities in 2011 was primarily from the issuance and sale of 4.6 million shares of our common stock in an underwritten public offering and the issuance of Senior Non-Cumulative Preferred Stock, Series A, pursuant to the SBLF program, both of which are further discussed below. Cash used in financing activities in 2011 was primarily to reduce borrowings, including $9.9 million to fully payoff a borrowing assumed in the VBB Acquisition. Net cash flows from financing activities of $55.8 million in 2010 were primarily from an increase in deposits of $62.1 million, partially offset by a reduction in borrowings of $6.3 million.

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

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets. Our total credit availability under the FHLB facility as of December 31, 2011 was $140.6 million, based on our September 30, 2011 balance sheet. Under this facility, we have one non-amortizing term loan outstanding for $20 million. As of December 31, 2011, credit availability under the FRB facility was $63.9 million, which is based on pledged collateral.

We also have two uncommitted lines of credit by national banks to borrow federal funds up to $13.0 million in total on an unsecured basis. The uncommitted lines of credit are not confirmed lines or loans and can be cancelled at any time. One line for $5.0 million terminates on June 30, 2012, if not cancelled earlier, and the other line for $8.0 million has no stated termination date. As of December 31, 2011, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

As previously discussed, in April 2011, we sold 4.6 million shares of our common stock resulting in net proceeds, after the underwriters’ discount and expenses, of $17.7 million, and in September 2011, we sold the SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained at the holding company to fund the dividend on the SBLF Preferred Stock.

The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 is 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one-half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full.

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on our board of directors. In the event that the company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25 million, then the holder of the SBLF Preferred Stock will have the right to designate two directors to our board of directors.

The SBLF Preferred Stock may be redeemed at any time at our option, in whole or in part (provided that any partial redemption is at least 25% of the original funding amount), at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of our federal banking regulator.

The terms of the SBLF Preferred Stock impose limits on our ability to pay dividends and repurchase shares of our common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including our common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, we may only declare and pay a dividend on our common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles of Amendment relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each 1% increase in QSBL over the baseline level.

In addition to cash provided by our sale of common stock and issuance of SBLF Preferred Stock, the Paragon Transaction and VBB Acquisition increased our cash and cash equivalents by $54.4 million as of the acquisition date. In addition, the transactions resulted in an additional $154.1 million of deposits, of which approximately $70 million consisted of internet deposits. We believe the internet deposits will be liquidated at or before maturity. As of December 31, 2011, approximately 55% of these deposits had been redeemed. Additionally, we assumed a $9.9 million borrowing with the FHLB in the VBB Acquisition which was repaid in full in 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of December 31, 2011, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well-capitalized.” Since December 31, 2011, there are no conditions or events that management believes have changed our status as “well-capitalized.”

The following tables present Tier 1 and Tier 2 capital ratios and the minimum capital ratios required by our regulators as of the date stated:

	December 31, 2011
	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	13.19%	13.42%	4.00%	>5.00%

Tier 1 risk-based capital ratio	17.54%	17.86%	4.00%	>6.00%

Total risk-based capital ratio	18.76%	19.08%	8.00%	>10.00%

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next twelve months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of December 31, 2011 of $138.6 million. This net asset-sensitive position was a result of $302.4 million in interest rate-sensitive assets being available for re-pricing during the next twelve months and $163.8 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of December 31, 2011 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$47,136	$—	$—	$—	$50,540
Fed funds sold	5,255	—	—	—	5,255
Securities	3,328	2,194	9,050	56,834	72,874
Loans	235,015	9,456	55,001	27,967	326,504
Allowance for loan and lease losses	—	—	—	—	(4,280)
Premises and equipment	—	—	—	—	6,009
Intangibles	—	—	—	—	16,354
OREO	—	—	—	—	808
Other assets	—	—	—	—	3,401

Total assets	$290,734	$11,650	$64,051	$84,801	$477,465

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$47,489
Interest-bearing deposits	71,146	92,642	145,065	18,660	327,517
Fed funds purchased	—	—	—	—	—
Borrowed funds	—	—	—	20,000	20,000
Other liabilities	—	—	—	—	2,155
Shareholders’ equity	—	—	—	—	80,304

Total liabilities and equity	$71,146	$92,642	$145,065	$38,660	$477,465

Discrete gap:	$219,588	$(80,992)	$(81,014)	$46,141
Cumulative gap:	$219,588	$138,596	$57,582	$103,723

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding, including letters of credit, as of the date stated:

December 31, 2011
Commercial lines of credit	$33,014
Commercial real estate	9,822
Residential real estate	5,915
Consumer	772
Letters of credit	3,050

Total commitments	$52,573

We have four non-cancelable agreements to lease four banking facilities as of December 31, 2011 with remaining terms of two to six years. The following table presents the current minimum annual commitments under non-cancelable leases in effect at December 31, 2011 for the dates stated:

Year	Commitment
2012	$932
2013	971
2014	454
2015	480
2016	217
2017	48

Total lease commitments	$3,102

Recent Accounting Pronouncements

Recent accounting pronouncements affecting us are described in the notes to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenith Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of Xenith Bankshares, Inc. and subsidiary (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and subsidiary as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 22, 2012

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

(in thousands, except share data)	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents
Cash and due from banks	$50,540	$10,745
Federal funds sold	5,255	1,456

Total cash and cash equivalents	55,795	12,201

Securities available for sale, at fair value	68,466	58,890
Loans, net of allowance for loan and lease losses, 2011: $4,280; 2010: $1,766	321,859	151,380
Premises and equipment, net	6,009	6,450
Other real estate owned	808	1,484
Goodwill and other intangible assets, net	16,354	14,109
Accrued interest receivable	1,475	821
Other assets	6,699	5,866

Total assets	$477,465	$251,201

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$228,031	$70,030
Savings	3,517	3,461
Time	143,459	101,648

Total deposits	375,007	175,139

Accrued interest payable	351	454
Borrowings	20,000	25,000
Other liabilities	1,803	1,820

Total liabilities	397,161	202,413

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of December 31, 2011 and 2010; 8,381 and 0 shares issued and outstanding as of December 31, 2011 and 2010, respectively	8,381	—
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2011 and 2010; 10,446,928 and 5,846,928 issued and outstanding as of December 31, 2011 and 2010, respectively	10,447	5,847
Additional paid-in capital	70,964	57,714
Accumulated deficit	(10,950)	(15,374)
Accumulated other comprehensive income, net of tax	1,462	601

Total shareholders’ equity	80,304	48,788

Total liabilities and shareholders’ equity	$477,465	$251,201

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

(in thousands, except per share data)	December 31, 2011	December 31, 2010
Interest income
Interest and fees on loans	$16,879	$8,662
Interest on securities	1,925	2,060
Interest on federal funds sold	87	38

Total interest income	18,891	10,760

Interest expense
Interest on deposits	1,420	1,115
Interest on time certificates of $100,000 and over	673	440
Interest on federal funds purchased and borrowed funds	553	611

Total interest expense	2,646	2,166

Net interest income	16,245	8,594

Provision for loan and lease losses	4,005	1,990

Net interest income after provision for loan and lease losses	12,240	6,604

Noninterest income
Service charges on deposit accounts	208	152
Other fees	143	146
Net loss on sale and write-down of OREO	(17)	(6)
Gains on sales of investment securities	65	108
Bargain purchase gain	8,658	—
Loss on the write-down of equipment and other assets	(79)	—
Other	17	83

Total noninterest income	8,995	483

Noninterest expense
Compensation and benefits	9,450	7,132
Occupancy	1,472	1,347
FDIC insurance	292	289
Bank franchise taxes	420	279
Technology	1,529	1,263
Communications	311	223
Insurance	168	253
Professional fees	1,777	1,200
Travel	203	195
OREO expenses	193	29
Supplies	169	151
Amortization of intangible assets	225	120
Other expenses	504	522

Total noninterest expense	16,713	13,003

Income (loss) before income tax expense	4,522	(5,916)

Income tax expense	75	—

Net income (loss)	4,447	(5,916)

Preferred stock dividend	(23)	—

Net income (loss) available to common shareholders	$4,424	$(5,916)

Other comprehensive income:
Net unrealized gain on available-for-sale securities, net of tax	869	533
Net unrealized loss on derivative, net of tax	(8)	—

Comprehensive income (loss)	$5,308	$(5,383)

Earnings (loss) per common share (basic and diluted):	$0.48	$(1.01)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands)	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance - January 1, 2010	$5,847	—	$57,615	$(9,458)	$68	$54,072

Net loss	—	—	—	(5,916)	—	(5,916)
Share-based compensation expense	—	—	99	—	—	99
Change in net unrealized gain on available-for-sale securities, net of tax of $0	—	—	—	—	533	533

Balance - December 31, 2010	$5,847	$—	$57,714	$(15,374)	$601	$48,788

Net income	—	—	—	4,447	—	4,447
Share-based compensation expense	—	—	167	—	—	167
Issuance of common stock	4,600	—	13,083	—	—	17,683
Issuance of preferred stock	—	8,381	—	—	—	8,381
Dividend on preferred stock	—	—	—	(23)	—	(23)
Change in net unrealized gain on available-for-sale securities, net of tax of $0	—	—	—	—	869	869
Change in net unrealized loss on derivative, net of tax of $0	—	—	—	—	(8)	(8)

Balance - December 31, 2011	$10,447	$8,381	$70,964	$(10,950)	$1,462	$80,304

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands)	December 31, 2011	December 31, 2010
Cash flows from operating activities
Net income (loss)	$4,447	$(5,916)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,245	1,080
Net amortization of securities	595	520
Accretion of acquisition accounting adjustments	(4,621)	(2,725)
Gains on sales of securities	(65)	(108)
Share-based compensation expense	167	99
Loss on write-down of equipment and other assets	79	—
Bargain purchase gain	(8,658)	—
Net loss on sale and write-down of OREO	17	6
Provision for loan and lease losses	4,005	1,990
Change in operating assets and liabilities:
Accrued interest receivable	(188)	156
Other assets	1,254	(161)
Accrued interest payable	(189)	(51)
Other liabilities	(17)	214

Net cash used in operating activities	(1,929)	(4,896)

Cash flows from investing activities
Cash and cash equivalents acquired in acquisitions	54,448	—
Proceeds from maturities and calls of securities	21,853	43,963
Purchase of securities	(31,090)	(65,888)
Net increase in loans	(57,898)	(50,927)
Net proceeds from sale of OREO	1,590	226
Net purchase of premises and equipment	(599)	(429)
Purchase of FRB and FHLB stock	(781)	(862)

Net cash used in investing activities	(12,477)	(73,917)

Cash flows from financing activities
Net increase in demand and savings deposits	46,302	47,878
Net increase in time deposits	542	14,193
Net decrease in federal funds purchased and borrowed funds	(14,885)	(6,260)
Proceeds from the issuance of common stock	17,683	—
Proceeds from the issuance of preferred stock	8,381	—
Preferred stock dividend	(23)	—

Net cash provided by financing activities	58,000	55,811

Net increase (decrease) in cash and cash equivalents	43,594	(23,002)
Cash and cash equivalents
Beginning of period	12,201	35,203

End of period	$55,795	$12,201

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$3,801	$3,298

Transfer of loans to foreclosed assets	$743	$1,253

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Note 1—Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or “the company”) is the bank holding company for Xenith Bank (“the Bank”), a Virginia-based institution headquartered in Richmond, Virginia. The company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

Background

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (“the merger”), with First Bankshares being the surviving entity in the merger. The merger was completed in accordance with the terms of an Agreement of Merger and Related Plan of Merger, dated May 12, 2009, as amended. At the effective time of the merger, First Bankshares amended and restated its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank, a wholly-owned subsidiary of the combined company, changed its name to Xenith Bank.

Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. The merger was accounted for applying the acquisition method of accounting.

On April 4, 2011, the company completed the issuance and sale of 4.0 million shares of common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the Securities and Exchange Commission. On April 14, 2011, the company completed the issuance and sale of an additional 600 thousand shares of common stock in connection with the over-allotment option granted to the underwriters of the offering. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

Effective on July 29, 2011, the Bank completed the acquisition of select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office (the “Paragon Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the Paragon Branch (the “Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (the “Paragon Agreement”), between the Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retained the real and personal property associated with the Paragon Branch, and following the receipt of required regulatory approvals, the Paragon Branch was closed. Under the terms of the Paragon Agreement, at the closing of the Paragon Transaction, Paragon made a cash payment to the Bank in the amount of $17.3 million, which represented the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%.

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (the “FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank.

Based upon a preliminary closing with the FDIC as of July 29, 2011, the Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. These amounts were estimates, subject to adjustments based upon final settlement with the FDIC.

Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets of VBB ($5.9 million). Subsequent to December 31, 2011, the company received $14 thousand in final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement.

The Paragon Transaction and the VBB Acquisition were accounted for as acquisitions of businesses, and accordingly, the assets acquired and liabilities assumed have been reported at their estimated fair values as of the acquisition date in the consolidated financial statements of the company.

On September 21, 2011, as part of the Small Business Lending Fund of the United States Department of the Treasury (“U.S. Treasury”), the company entered into a Small Business Lending Fund - Securities Purchase Agreement with the Secretary of the U.S. Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation on September 20, 2011.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

All dollar amounts included in the tables in these notes are in thousands.

Reclassifications

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported assets, liabilities, shareholders’ equity, or net income (loss).

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

Accounting for Acquisitions

The merger with First Bankshares was treated as a reverse acquisition for accounting purposes with Xenith Corporation deemed to be the acquirer for accounting purposes. The merger was accounted for using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), and accordingly, the assets acquired and liabilities assumed of First Bankshares were recorded at estimated fair value as of the date of the merger, which was December 22, 2009.

The Paragon Transaction and the VBB Acquisition were determined to be acquisitions of businesses in accordance with ASC 805; therefore, these transactions were also accounted for under the acquisition method of accounting, with the assets acquired and liabilities assumed recorded at estimated fair value as of the effective date of the acquisitions, which was July 29, 2011.

The determination of these fair values requires management to make estimates about future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made.

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

The company holds no trading securities or held-to-maturity securities. Purchased premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Gains or losses on disposition of securities are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to net income, resulting in the establishment of a new cost basis for the security.

Equity Securities Restricted

As a member of the Federal Reserve, the Bank is required to own shares of Federal Reserve stock in an amount equal to 6.0% of total capital stock and surplus. As a member of the Federal Home Loan Bank (the “FHLB”), the Bank is required to own shares of FHLB capital stock in an amount equal to at least 0.20% of total assets plus 4.50% of any outstanding advances.

FHLB stock and Federal Reserve stock are carried at cost. As of December 31, 2011 and 2010, the Bank had $4.4 million and $3.1 million, respectively, in FHLB and Federal Reserve stock which is included in other assets on the company’s consolidated balance sheets.

Loans

Loans that we originate are carried at their principal amount outstanding plus or minus unamortized fees, origination costs and fair value adjustments for acquired loans. Interest income is recorded as earned on an accrual basis. The accrual of interest income is discontinued when a loan is greater than 90 days past due as to interest or principal. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. Loan origination fees, net of origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The company uses the allowance method in providing for possible loan losses.

Management considers loans to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, payment history, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk ratings and loan review. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method (less costs of disposal). All nonperforming loans are considered to be impaired loans.

Acquired loans are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan and lease losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a straight-line basis or based on the underlying principal payments on the loan. Any change in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan and lease losses.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). The company has concluded that a portion of the loans acquired in the VBB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30.

In applying ASC 310-30 to acquired loans, the company must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates and the amount and timing of prepayments, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools if the loans have common risk characteristics. The company has estimated cash flows expected to be collected on a loan-by-loan basis as the acquisition date.

The excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference.

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield which is a reclassification from nonaccretable difference. The new accretable yield is recognized in income over the remaining life of the loan. As of December 31, 2011, the company has not performed a re-evaluation of expected cash flows.

Acquired loans for which the company cannot predict the amount or timing of cash flows are accounted for under the cost recovery method, whereby payments and interest reduce the acquisition fair value until such amount has been received. Amounts received in excess of the acquisition fair value are reported in interest income.

Allowance for Loan and Lease Losses

The company’s allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, “Receivables” (“ASC 310”), and (2) components of collective loan impairment recognized pursuant to FASB ASC Topic 450, “Contingencies.” Specific reserves are recorded for individually impaired loans pursuant to ASC 310. A loan is impaired when, based on current information and events, it is probable that all amounts due (interest as well as principal) according to the contractual terms of the loan agreement will be uncollectible.

The allowance for loan and lease losses is based on management’s periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans, as well as loss history from banks in Virginia and across the country. In evaluating the loan portfolio, management considers qualitative factors, including general economic conditions, nationally, regionally and in the company’s target markets, as well as outlier events. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

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

Premises, Equipment and Depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation or amortization. Premises and equipment acquired pursuant to a business combination are recorded at estimated fair value. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred. The costs of major additions and improvements are capitalized and depreciated over their estimated useful lives as follows:

Building and improvements	5 to 40 years
Equipment, furniture and fixtures	3 to 20 years

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value, less costs of disposal, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and, if required, the carrying amount of the assets are adjusted to the lower of carrying amount or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of other real estate owned are included in net income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. The company’s recorded goodwill results from the merger with First Bankshares. Management has concluded that none of its recorded goodwill is impaired as of the testing date, which was October 31, 2011.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. The company’s core deposit intangibles were acquired in the merger and the Paragon Transaction and are being amortized on a straight-line basis over ten years.

The company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Operating Leases

The company has operating leases for four of its locations. The lease agreements for certain locations contain rent escalation clauses, rent holidays and leasehold improvement allowances. Scheduled rent escalations during the lease terms, rental payments commencing at a date other than the date of initial occupancy and leasehold improvement allowances received are recognized on a straight-line basis over the terms of the leases in occupancy expense. Liabilities related to the difference between actual payments and the straight-lining of rent are recorded in other liabilities on the consolidated balance sheets.

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

Note 3—Business Combinations

The company has accounted for the Paragon Transaction and the VBB Acquisition under the acquisition method of accounting, and accordingly, the acquired assets and assumed liabilities were recorded by the company at estimated fair value as of the acquisition date, which was July 29, 2011, for both acquisitions. Fair value estimates are based on management’s assessment of the best information available as of the acquisition date. The final determination of estimated fair values of loans and intangibles will be made when all necessary information becomes available and management has completed its analysis.

Paragon Transaction

The allocation of the consideration received to the acquired assets and assumed liabilities in the Paragon Transaction as of the acquisition date is as follows:

Assets acquired:
Cash	$146
Loans	58,291
Transportation equipment	5
Accrued interest receivable	212

Total assets acquired	58,654

Liabilities assumed:
Deposits	76,550
Accrued interest payable	39

Total liabilities assumed	76,589

Net (liabilities) assumed		$(17,935)

Adjustments to reflect assets and liabilities at fair value:
Loan discount		(1,823)
Core deposit intangible		2,470

Transaction consideration received		$17,288

All of the loans acquired in the Paragon Transaction were performing loans as of the acquisition date. The remaining fair value adjustment related to the acquired loans as of December 31, 2011 was $1.5 million.

VBB Acquisition

The allocation of the consideration received to the acquired assets and assumed liabilities in the VBB Acquisition as of the acquisition date is as follows:

Assets acquired:
Cash	$19,192
Loans	70,893
Other real estate owned	1,500
Accrued interest receivable	254
Other assets	1,038

Total assets acquired	92,877

Liabilities assumed:
Deposits	77,525
FHLB borrowings	9,371
Accrued interest payable	46
Other liabilities	1

Total liabilities assumed	86,943

Net assets acquired		$5,934

Adjustments to reflect assets and liabilities at fair value:
Loan discount		(13,964)
Other real estate owned discount		(620)
FHLB borrowing		(514)

Net (liabilities) acquired after fair value adjustments		(9,164)
Transaction consideration received		17,822

Bargain purchase gain		8,658
Deferred tax liability		(2,944)

Bargain purchase gain, net of tax		$5,714

The following table presents the purchased loans receivable at the date of the VBB Acquisition and the fair value adjustment recorded immediately following the acquisition:

	Purchased Performing	Purchased Impaired	Total
Contractual principal payments receivable	$30,671	$40,222	$70,893
Fair value adjustment	$(1,274)	(12,690)	(13,964)

Fair value of acquired loans	$29,397	$27,532	$56,929

The remaining fair value adjustment related to the acquired loans as of December 31, 2011 was $11.1 million. The outstanding carrying value of purchased loans identified as impaired as of the acquisition date that remains outstanding as of December 31, 2011 was approximately $21.9 million.

The Paragon Transaction and VBB Acquisition provide strategic and financial growth while leveraging the Bank’s existing infrastructure costs.

Note 4—Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to December 31, 2011 and 2010 was $1.5 million and $460 thousand, respectively.

Note 5—Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	$43,446	$43,446	$43,446	$43,446
	December 31, 2011
	Book Value	Gross Unrealized		Fair Value
		Gains	(Losses)
Mortgage-backed securities
-Fixed rate	$53,518	$1,254	(1)	$54,771
-Variable rate	2,489	131	—	2,620
Collateralized mortgage obligations	9,866	199	—	10,065
Trust preferred securities	1,123	—	$(113)	1,010

Total securities available for sale	$66,996	$1,584	$(114)	$68,466

	$43,446	$43,446	$43,446	$43,446
	December 31, 2010
	Book Value	Gross Unrealized		Fair Value
		Gains	(Losses)
Mortgage-backed securities
-Fixed rate	$43,446	$530	(232)	$43,744
-Variable rate	5,035	237	—	5,272
Collateralized mortgage obligations	7,555	131	(45)	7,641
Trust preferred securities	2,253	—	$(20)	2,233

Total securities available for sale	$58,289	$898	$(297)	$58,890

At December 31, 2011 and 2010, the company had securities with a fair value of $20.2 million and $26.8 million, respectively, pledged as collateral against borrowings and public deposits.

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	December 31, 2011
	Number	Less than 12 months		More than 12 months		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
-Fixed rate	2	$5,999	$(1)	$—	$—	$5,999	$(1)
Trust preferred securities	1	1,009	(113)	—	—	1,009	(113)

Total securities	3	$7,008	$(114)	$—	$—	$7,008	$(114)

	December 31, 2010
	Number	Less than 12 months		More than 12 months		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
-Fixed rate	4	$10,301	$(232)	$—	$—	$10,301	$(232)
Collateralized Mortgage Obligations	1	2,709	(45)	—	—	2,709	(45)
Trust preferred securities	2	2,233	(20)	—	—	2,233	(20)

Total securities	7	$15,243	$(297)	$—	$—	$15,243	$(297)

At December 31, 2011, the company held an interest in one trust preferred security with an aggregate book value of $1.1 million (fair value of $1.0 million). The trust preferred security had a rating of Ba1 by Moody’s Investors Service, Inc. and BB+ by Standard and Poor’s Rating Services. All other securities are investment grade.

The unrealized loss positions at December 31, 2011 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that are in an unrealized loss position at December 31, 2011, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments are not considered to be other-than-temporarily impaired at December 31, 2011; therefore, no impairment has been recognized.

Note 6—Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	December 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$168,417	51.64%	$68,045	44.43%
Commercial real estate	126,525	38.80%	57,035	37.24%
Residential real estate	25,847	7.93%	23,337	15.24%
Consumer	5,350	1.63%	4,729	3.09%

Total loans	326,139	100.00%	153,146	100.00%
Allowance for loan and lease losses	(4,280)		(1,766)

Total loans, net of allowance	$321,859		$151,380

Total loans include unearned fees, net of capitalized origination costs, of $288 thousand and $1.2 million, respectively, for the years ended December 31, 2011 and 2010.

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

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$165,590	$562	$1,923	$342	$168,417
Commercial real estate	104,493	9,650	11,837	545	126,525
Residential real estate	25,083	181	583	—	25,847
Consumer	4,966	274	45	—	5,285
Overdrafts	65	—	—	—	65

Total loans	$300,197	$10,667	$14,388	$887	$326,139

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$63,743	$2,029	$1,901	$372	$68,045
Commercial real estate	45,466	6,290	4,739	540	57,035
Residential real estate	22,687	506	144	—	23,337
Consumer	4,634	81	—	—	4,715
Overdrafts	14	—	—	—	14

Total loans	$136,544	$8,906	$6,784	$912	$153,146

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	December 31, 2011	December 31, 2010
Balance at beginning of period	$1,766	$—
Charge-offs:
Commercial and industrial	333	—
Commercial real estate	973	200
Residential real estate	93	52
Consumer	3	1
Overdrafts	13	15

Total charge-offs	1,415	268

Recoveries:
Commercial and industrial	12	—
Commercial real estate	72	43
Residential real estate	—	—
Consumer	—	—
Overdrafts	2	1

Total recoveries	86	44

Net charge-offs	1,329	224

Additions to the allowance for loan and lease losses	4,005	1,990
Less amount for unfunded commitments	(162)	—

Balance at end of period	$4,280	$1,766

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

The following table presents the allowance for loan and lease losses and the amount independently and collectively evaluated for impairment by loan type and loans in each category to total loans as of the dates stated:

	December 31, 2011
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$748	$—	$748
Commercial real estate	3,370	1,318	2,052
Residential real estate	133	—	133
Consumer	29	—	29

Total allowance for loan and lease losses	$4,280	$1,318	$2,962

	December 31, 2010
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$470	$—	$470
Commercial real estate	1,106	360	746
Residential real estate	164	—	164
Consumer	26	—	26

Total allowance for loan and lease losses	$1,766	$360	$1,406

As of December 31, 2011, there were three commercial real estate loans totaling $1.3 million individually evaluated for impairment. At December 31, 2010, there was one commercial and industrial loan in the amount of $890 thousand individually evaluated for impairment.

Pursuant to the merger with First Bankshares, the acquired loans were adjusted to estimated fair value with a discount of $7.6 million. As of July 29, 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were also adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Acquisition date fair value adjustments for purchased performing loans are recognized (accreted) into income on a level yield basis based on the underlying cash flows of the loan receivable.

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of December 31, 2011, the company had $308 thousand of nonaccretable difference related to the loans acquired in the VBB Acquisition. Acquired loans for which the timing or amount of expected future cash flows cannot be predicted are accounted for on cost recovery, whereby the fair value adjustment is not recognized into income until which time the company has recovered its full carrying value of the loan receivable.

The following table presents the accretion activity as of the dates stated. Disposals represent reductions of discounts through the resolution of acquired loans at amounts less than the contractually owed receivable.

	December 31, 2011	December 31, 2010
Balance at beginning of period	$3,833	$7,640
Additions	15,787	—
Accretion	(3,568)	(1,646)
Disposals	(2,045)	(2,161)

Balance at end of period	$14,007	$3,833

The following table presents the age analysis of loans past due as of the dates stated:

	December 31, 2011
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$1,536	$514	$2,050
Commercial real estate	804	5,223	6,027
Residential real estate	269	125	394
Consumer	22	—	22

Total	$2,631	$5,862	$8,493

	December 31, 2010
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$1,063	$389	$1,452
Commercial real estate	311	2,449	2,760
Residential real estate	248	—	248
Consumer	1	3	4

Total	$1,623	$2,841	$4,464

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. As of December 31, 2011, there were no loans more than 90 days past due for which interest is accruing.

	December 31, 2011	December 31, 2010
Commercial and industrial	$514	$389
Commercial real estate	5,223	2,449
Residential real estate	125	—
Consumer	—	3

Nonaccrual loans	$5,862	$2,841
Other real estate owned	808	1,484

Total nonperforming assets	$6,670	$4,325

As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” the company reassessed all restructurings that occurred on or after the beginning of the current fiscal year for potential identification as troubled debt restructurings (“TDR”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve either reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. As of December 31, 2011, the company had identified one loan as a TDR, the balance of which totaled $124 thousand. This loan was performing at the time of its restructure and as of December 31, 2011. There were no TDRs as of December 31, 2010.

Note 7—Goodwill and Other Intangible Assets

As part of the purchase price allocation for the merger with First Bankshares on December 22, 2009, the company recorded $13.0 million in goodwill and $1.2 million of core deposit intangibles. As part of the allocation of consideration received in the Paragon Transaction, the company recorded $2.5 million of core deposit intangibles. Goodwill is not amortized, but is tested at least annually for impairment and more frequently if impairment indicators are evident. Core deposit intangible assets are being amortized over a ten-year period.

The following table presents goodwill and other intangible assets as of the dates stated:

	December 31, 2011	December 31, 2010
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$1,240
Accumulated amortization	(345)	(120)

Net carrying value	$3,365	$1,120

Unamortizable goodwill:
Carrying value	$12,989	$12,989

Total goodwill and other intangible assets, net	$16,354	$14,109

Note 8—Premises and Equipment

The following table presents premises and equipment as of the dates stated:

	December 31, 2011	December 31, 2010
Land	$1,040	$1,040
Building and leasehold improvements	4,423	4,415
Equipment, furniture and fixtures	4,023	3,549
Vehicles	69	64

Total premises and equipment	9,555	9,068
Less: accumulated depreciation	(3,546)	(2,618)

Premises and equipment, net	$6,009	$6,450

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2011 and 2010 was $1.0 million and $960 thousand, respectively.

Note 9—Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	December 31, 2011	December 31, 2010
Noninterest-bearing demand deposits	$47,489	$22,800
Interest-bearing:
Demand and money market	180,542	47,230
Savings deposits	3,517	3,461
Time deposits of $100,000 or more	80,742	47,516
Other time deposits	62,717	54,132

Total deposits	$375,007	$175,139

The following table presents time deposit accounts by year of maturity and weighted average interest rates for the next five years and thereafter as of December 31, 2011:

	Total	Weighted Average Rate
2012	$79,492	1.41%
2013	32,420	1.31%
2014	19,785	2.02%
2015	8,417	2.82%
2016	3,341	2.29%
Thereafter	4	2.25%

Total time deposits	$143,459

Note 10—Derivatives

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to an interest rate swap whereby the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2011, the company had one interest rate swap with a notional amount of $20 million that is designated as a cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the period ended December 31, 2011, the interest rate swap was used to hedge the variable cash outflows associated with a LIBOR-based borrowing. There was no ineffective portion of the derivative during this period. The amount reported in accumulated other comprehensive income as of December 31, 2011 was $8.2 thousand. The company had no derivatives prior to the third quarter of 2011.

The company has an agreement with the counterparty to its derivative which contains a provision whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. The company has minimum collateral requirements with its counterparty and, as of December 31, 2011, $0 has been pledged as collateral under the agreement, because the valuation of the derivative has not surpassed contractually specified minimum transfer amounts. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Note 11—Borrowings

Short-term borrowing sources include federal funds purchased and a $9.0 million credit line with the Bank’s correspondent bank. The Bank also has secured facilities with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. Credit availability under the FHLB facility as of December 31, 2011 was $140.6 million based on 30% of total assets as of the most recent prior quarter end, which was September 30, 2011. Credit availability under the Federal Reserve Bank facility as of December 31, 2011 was $63.9 million, which is based on pledged collateral. At December 31, 2011 and 2010, the Bank had no federal funds purchased or other short-term borrowings.

The Bank also has two uncommitted lines of credit by national banks to borrow federal funds up to $13.0 million on an unsecured basis. The lines of credit are not confirmed lines or loans and can be cancelled at any time. One line for $5.0 million terminates on June 30, 2012, if not cancelled earlier. The line for $8.0 million has no stated termination date. As of December 31, 2011, no amounts were outstanding under these uncommitted lines of credit.

Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB and Federal Reserve Bank short-term borrowings until maturity.

At December 31, 2011 and 2010, the Bank had long-term FHLB borrowings of $20.0 million and $25.0 million, respectively. One of the long-term borrowings held at December 31, 2010, in the amount of $20.0 million and bearing a 2.495% fixed interest rate, was modified on September 28, 2011, to extend the term and to convert the borrowing to an adjustable interest rate. In connection with the modification, the company paid a fee of $533.3 thousand, which is recorded in other assets on the company’s consolidated balance and is being recognized as interest expense over the remaining term of the borrowing. As discussed above, the Bank has entered into a cash flow hedge that effectively converts this adjustable rate borrowing to a fixed rate borrowing. For the period ended December 31, 2011, the effective interest rate, including the effect of the prepayment fee and cash flow hedge, was 1.81%. Interest is payable on a quarterly basis on convertible borrowings until maturity. The following table presents the terms of the FHLB long-term borrowing as of December 31, 2011:

Maturity Date	Type	Interest Rate	Balance
September 28, 2015	Adjustable rate	0.77%	$20,000

The borrowing is collateralized by whole loans and a portion of pledged securities.

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

At December 31, 2011, net deferred tax assets are $5.2 million, for which a full valuation allowance is recorded, based primarily on the fact that the company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating losses which are carried forward is dependent on the company generating sufficient future taxable income. The statutory carryforward period for net operating losses under current law is 20 years. Estimated net operating losses available for carryforward at December 31, 2011 and 2010 are $5.7 million and $7.8 million, respectively, which would expire, if not utilized, by 2031 and 2030.

The company has no unrecognized tax benefits recorded as of December 31, 2011 and 2010.

In the year ended December 31, 2011, we recorded $75 thousand income tax expense resulting from the adjustment of amounts available for carryback upon filing our 2011 federal tax return and carryback claims. As of December 31, 2011, we had $552 thousand recorded in other assets on our consolidated balance sheet for carryback claims made.

The following table presents the components of the net deferred tax and the valuation allowance as of the date stated:

	December 31, 2011	December 31, 2010
Deferred tax assets
Allowance for loan losses	$1,455	$600
Start-up costs	2,132	2,296
Acquisition accounting adjustments	—	1,682
Incentives related to leases	124	125
Accrued sick leave	35	34
Other miscellaneous tax assets	109	48
Net operating loss carryforward	4,602	2,660

Gross deferred tax assets	8,457	7,445

Deferred tax liabilities
Depreciation	102	165
Unearned loan costs in excess of loan fees	104	66
Acquisition accounting adjustments	171	—
Bargain purchase gain	2,403	—
Unrealized gains on available-for-sale securities	500	204

Gross deferred tax liabilities	3,280	435

Net deferred tax asset before valuation allowance	5,177	7,010

Valuation allowance	5,177	7,010

Net deferred tax asset	$—	$—

The following table presents the company’s effective tax rate reconciled to the statutory rate for the date stated:

	December 31, 2011		December 31, 2010
	Tax	Rate	Tax	Rate
Income tax benefit at statutory rate	$1,538	34.00%	$2,012	34.00%
Meals and entertainment	7	0.16%	(8)	-0.13%
Tax-exempt income	—	0.00%	9	0.15%
Valuation allowance	(1,545)	-34.16%	(2,013)	-34.02%
Adjustment to income tax receivable	75	1.66%	—	0.00%

Income tax expense reported	$75	1.66%	$—	0.00%

Note 13—Earnings (Loss) per Share

The following table summarizes basic and diluted earnings (loss) per share calculations for the periods stated. The earnings (loss) per common share calculations do not include shares of common stock issuable upon the exercise of 484,307 of outstanding stock options or upon the exercise of 563,760 outstanding warrants to purchase shares of common stock, because the exercise of the stock options and warrants would not be dilutive.

	For the Year Ended
	December 31, 2011	December 31, 2010
Net income (loss)	$4,447	$(5,916)
Preferred stock dividend	(23)	—

Net income (loss) available to common shareholders	4,424	(5,916)
Weighted average number of shares outstanding	9,258	5,847
Earnings (loss) per common share, basic	$0.48	$(1.01)

Earnings (loss) per common share, diluted	$0.48	$(1.01)

Note 14—Share-based Compensation

The company has two share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers, and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options, 94,493 options were granted to First Bankshares directors and key employees under the plan and were fully vested. These stock options remained outstanding following the merger and are exercisable for shares of the company’s common stock. Of these options, 57,147 and 80,028 remain outstanding at December 31, 2011 and 2010, respectively. The company does not intend to grant any additional awards under this plan.

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

The following table summarizes stock option activity for the periods stated:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2009	327,653	$10.43	94,493	$7.81
Granted	43,500	6.77
Exercised	—	—
Forfeited	(14,465)	8.03

Balance at December 31, 2010	356,688	10.08	156,971	9.59
Granted	162,000	4.11
Exercised	—	—
Forfeited	(34,381)	7.25

Balance at December 31, 2011	484,307	$8.27	221,593	$9.98

A summary of stock options outstanding and exercisable at December 31, 2011 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
3.52-5.24	162,000	9.54	$4.11	—	9.54	$4.11
5.95	27,000	8.62	5.95	8,910	8.62	5.95
7.27	31,627	1.50	7.27	31,627	1.50	7.27
8.36	25,520	3.00	8.36	25,520	3.00	8.36
11.49	238,160	7.98	11.49	155,536	7.98	11.49

	484,307	7.85	$8.27	221,593	6.51	$9.98

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

	2011	2010
Expected life in years	6.0	6.0
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.43-2.86%	2.0-3.28%
Weighted average interest rate	2.27%	2.35%

The following table summarizes non-vested stock option activity for the year ended December 31, 2011 (all options are expected to vest):

	Stock Options	Weighted Average Grant-Date Fair Value
Balance at December 31, 2009	233,160	0.97
Granted	43,500	2.93
Vested	76,943	0.97
Forfeited	—	—

Balance at December 31, 2010	199,717
Granted	162,000	2.05
Vested	87,503	1.19
Forfeited	(11,500)	3.36

Balance at December 31, 2011	262,714

Total share-based compensation expense for the years ended December 31, 2011 and 2010, was $167 thousand and $99 thousand, respectively. At December 31, 2011, total unrecognized compensation cost related to non-vested awards was $480 thousand, expected to be recognized over a weighted-average period of 1.93 years.

Note 15—401(k) Plan

During 2010, the company combined two 401(k) defined contribution plans into a single restated plan covering all eligible employees. There are no age or service requirements. The company may, at its discretion, subject to certain limitations, contribute matching contributions to the plan. The company had expense of $113 thousand and $80 thousand for the years ended December 31, 2011 and 2010, respectively, for plan matching contributions.

Note 16—Related Parties

Both the company’s and the Bank’s officers and directors and their related interests have various types of loans with the Bank. At December 31, 2011 and 2010, the total of these related-party loans outstanding were $2.4 million and $1.9 million, respectively. New loans to officers and directors in 2011 and 2010 totaled $14 thousand and $880 thousand, respectively, and repayments in 2011 and 2010 amounted to $516 thousand and $280 thousand, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2011 and 2010 totaled $1.6 million and $1.8 million, respectively.

The company has entered into a licensing and administrative support agreement with an affiliate of BankCap Partners Fund (the “licensor”), pursuant to which the licensor granted Xenith Bank [In Organization] a sublicense to use and otherwise access an extensive library of intellectual property that the licensor licenses from a third-party licensor. Xenith Corporation succeeded to the interests of Xenith Bank [In Organization]. The company assumed the rights and obligations of Xenith Corporation under the licensing and administrative support agreement by operation of law at the effective time of the merger and immediately transferred all of our rights and interests under the licensing and administrative support agreement to the Bank under an assignment and assumption agreement. Under the licensing and administrative support agreement, as amended, the licensor also provides certain administrative support services, including (1) ongoing support and administrative updates with respect to the licensed materials, (2) coordinating communications relating to bank management best practices, (3) financial modeling, peer group formation, analysis and benchmarking, (4) performing market research on significant intra-market competitors, and (5) providing input on capital raising strategies. The term of the sublicense is perpetual. The administrative support services terminated in accordance with the terms of the agreement on December 22, 2010. Xenith Corporation paid the licensor a total fee of $600 thousand for the license and administrative support services upon the completion of the merger. Of this amount, $280 thousand was related to the issuance of capital in 2009, and $320 thousand is included in noninterest expense for the year ended December 31, 2010.

The company reimburses BankCap Partners for certain direct and adequately documented expenses it incurs on behalf of the company including, but not limited to, legal, professional services and travel expenses. For the year ended December 31, 2011, the company reimbursed BankCap Partners $44 thousand for travel and professional services expenses. For the year ended December 31, 2010, the company reimbursed BankCap Partners $17 thousand for travel expenses.

Note 17—Senior Non-Cumulative Perpetual Preferred Stock

In September 2011, the company sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 is 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full. For the period ended December 31, 2011, the company’s dividend rate was 1%, resulting in a dividend of $23 thousand.

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the company’s board of directors. In the event that the company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25 million, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the company’s board of directors.

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

Note 18—Warrants

An aggregate of 563,760 warrants to purchase shares of Xenith Bankshares common stock at an exercise price of $11.49 per share are outstanding. These warrants are exercisable immediately and expire on May 8, 2019.

Note 19—Dividend Restrictions

Under Virginia law, no dividend may be declared or paid out of a Virginia charter bank’s paid-in capital. Xenith Bankshares, as the holding company for Xenith Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the company’s financial soundness and may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the SBLF Preferred Stock also impose limits on the company’s ability to pay dividends.

Note 20—Regulatory Matters

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

Management believes that the company meets all capital adequacy requirements to which it is subject, including those contained in the company’s business plan submitted to the Federal Reserve, at December 31, 2011 and 2010.

As of December 31, 2011, the company is considered to be well-capitalized under the published regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2011 that management believes has changed the Bank’s status as “well-capitalized”. The following table presents the Tier 1 and total risk-weighted assets for the Bank and Xenith Bankshares as of the date stated:

	December 31, 2011		December 31, 2010
	Xenith Bank	Xenith Bankshares	Xenith Bankshares
Tier 1 capital	$61,417	$62,488	$34,078
Total risk-based capital	65,697	66,768	35,844
Risk-weighted assets	350,060	349,886	167,629

The following table presents capital ratios for the Bank and Xenith Bankshares and minimum capital ratios required by our regulators as of the dates stated:

	December 31, 2011		December 31, 2010
	Xenith Bank	Xenith Bankshares	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	13.19%	13.42%	14.78%	4.00%	> 5.00%

Tier 1 risk-based capital ratio	17.54%	17.86%	20.33%	4.00%	> 6.00%

Total risk-based capital ratio	18.76%	19.08%	21.38%	8.00%	> 10.00%

Note 21—Commitments and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	December 31, 2011	December 31, 2010
Commercial lines of credit	$33,014	$18,162
Commercial real estate	9,822	7,306
Residential real estate	5,915	7,015
Consumer	772	641
Letters of credit	3,050	328

Total commitments	$52,573	$33,452

The company has entered into non-cancelable agreements to lease four of its facilities with remaining terms of two to six years. The following table presents the future minimum annual commitments under non-cancelable leases in effect at December 31, 2011 for the periods stated:

Year	Commitment
2012	$932
2013	971
2014	454
2015	480
2016	217
2017	48

Total lease commitments	$3,102

Rent expense under operating leases for banking facilities was $968 thousand and $845 thousand for the years ended December 31, 2011 and 2010, respectively.

Note 22—Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer loans. Consumer loans are primarily to residents of or owners of businesses in the company’s market area. As of December 31, 2011 and 2010, the Bank had loans secured by commercial and residential real estate located primarily within the Bank’s market area representing $222.0 million, or 68.1% of total loans, and $112.0 million, or 73.1% of total loans, respectively. Therefore, a major factor in determining borrowers’ ability to honor their agreements, as well as the Bank’s ability to realize the value of any underlying collateral, if necessary, is influenced by economic conditions in this market area.

The Bank maintains cash balances with several financial institutions. These accounts are insured by the FDIC up to $250,000. At December 31, 2011 and 2010, the Bank had $5.0 million and $1.5 million, respectively, of uninsured funds in these financial institutions.

Note 23—Fair Value Measurements

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

Cash flow hedge:

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deposit liabilities:

The balance of demand, money market and savings deposits approximates the fair value payable on demand to the accountholder. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following table presents these assets and liabilities as of the dates stated:

		Fair Value Measurements as of December 31, 2011 Using
	December 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale	$68,466	$4,154	$64,312	$—
Cash flow hedge	(8)	—	(8)	—
Assets measured on a nonrecurring basis:
Impaired loans	5,986	—	—	5,986
Other real estate owned	808	—	—	808

		Fair Value Measurements as of December 31, 2010 Using
	December 31, 2010 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured on a recurring basis:
Securities available for sale	$58,890	$—	$58,890	$—
Assets measured on a nonrecurring basis:
Impaired loans	2,841	—	—	2,841
Other real estate owned	1,484	—	—	1,484

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$50,540	$50,540	$10,745	$10,745
Federal funds sold	5,255	5,255	1,456	1,456
Securities available for sale	68,466	68,466	58,890	58,890
Loans, net	321,859	323,294	151,380	152,020
Accrued interest receivable	1,475	1,475	821	821
Financial Liabilities
Cash flow hedge	$8	$8	$—	$—
Long-term borrowings	20,000	20,000	25,000	25,693
Deposits	375,007	376,026	175,139	175,919
Accrued interest payable	351	351	454	454

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

Note 24—Parent Company Financial Statements

Xenith Bankshares, Inc. is the parent company of Xenith Bank. The following table presents the assets, liabilities and shareholders’ equity of Xenith Bankshares, Inc. for the dates stated. The parent company earned no income and incurred $529 thousand and $388 thousand of noninterest expense for the years ended December 31, 2011 and 2010, respectively.

(in thousands, except share data)	December 31, 2011	December 31, 2010
Assets
Cash	$1,340	$—
Investment in subsidiary	79,234	48,788

Total assets	$80,574	$48,788

Liabilities and shareholders’ equity
Due to subsidiary	$270	$—

Total liabilities	$270	$—

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of December 31, 2011 and 2010; 8,381 and 0 shares issued and outstanding as of December 31, 2011 and 2010, respectively	$8,381	$—
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2011 and 2010; 10,446,928 and 5,846,928 issued and outstanding as of December 31, 2011 and 2010, respectively	10,447	5,847
Additional paid-in capital	70,964	57,714
Accumulated deficit	(10,950)	(15,374)
Accumulated other comprehensive income, net of tax	1,462	601

Total shareholders’ equity	80,304	48,788

Total liabilities and shareholders’ equity	$80,574	$48,788

Note 25—Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income”. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable. The update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The company currently presents other comprehensive income in its consolidated statements of operations and comprehensive income (loss) and believes the adoption of this standard will not have a significant impact on its financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2011, the company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the company’s 2012 Annual Meeting of Shareholders (“Proxy Statement”) to be held on May 3, 2012.

Item 10—Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

T. Gaylon Layfield, III, 60, has been President and Chief Executive Officer of both our company and the Bank since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He has also served as director of both the company and the Bank since December 22, 2009. He is the former President of Timber Resource Management, L.L.C., a privately held timber investment management organization, having previously served in various increasing roles of responsibility with Signet Banking Corporation, a $12 billion bank holding company that was acquired by First Union Corporation (now Wells Fargo & Company), from 1975 until Signet’s acquisition in November 1997. From December 1996 to November 1997, Mr. Layfield was President and Chief Operating Officer of Signet and served on Signet’s board of directors, its management committee, its asset and liability committee and its credit policy committee. Mr. Layfield served as Senior Executive Vice President and on Signet’s management and senior credit committees from 1988 to 1996. From 1991 until 1996, Mr. Layfield was responsible for Signet’s Consumer Banking, which included the branch delivery system, Signet Financial Services, Signet Mortgage Company, Educational Funding, Telephone Banking Center, Trust/Affluent and Small Business banking, having previously been head of Signet’s commercial line of business from 1987 to 1991. Mr. Layfield served as Signet’s Executive Vice President from 1986 to 1988, Regional Executive Officer of Signet’s Hampton Roads Region from 1983 to 1986, officer-in-charge of Signet’s National/International division from 1982 to 1983 and officer-in-charge of Commercial Lending for Signet’s Capital Division from 1980 to 1982. He joined Signet in 1975 as an international credit analyst and for the next five years, he held various positions in the International Division, including officer-in-charge of Business Development.

Thomas W. Osgood, 56, has been Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and the Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From January 1998 to May 2007, he was with East Coast Fire Protection, Inc. (“ECFP”), a fire protection firm, where he was Executive Vice President and served in numerous finance, operating and marketing capacities.

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

Ronald E. Davis, 60, has been Executive Vice President and Corporate Secretary of the company since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. He currently serves Xenith Bank as Executive Vice President and Chief Operations and Technology Officer, having previously served as Chief Lending Officer from December 22, 2009 until October 2011. He also served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From December 2001 until June 2008, he served as President and Chief Executive Officer of Virginia Heartland Bank and then its successor, Second Bank and Trust (now StellarOne Corporation) in Fredericksburg, Virginia.

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

Wellington W. Cottrell, III, 56, has been Executive Vice President and Chief Credit Officer of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From 2000 until May 2008, Mr. Cottrell served as Managing Director of Risk Management in the Corporate and Investment Banking Group at SunTrust Bank. Mr. Cottrell was a member of the Senior Loan Committee and a part-time member of the Debt Capital Markets Committee, which primarily reviewed syndications, bridge loans, and market risk. From 1999 until 2000, Mr. Cottrell was a risk manager in SunTrust’s Corporate & Investment Banking group, progressing from Director to Managing Director in 2000 and from risk coverage of the Media & Communications Portfolio, adding the Mid-Atlantic Diversified Portfolio also in 2000.

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

W. Jefferson O’Flaherty, 59, has been Executive Vice President of Xenith Bank responsible for its private banking business since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. Mr. O’Flaherty served as Regional Managing Director of Wachovia Wealth Management for Wachovia Bank (now Wells Fargo & Company), from 2001, when First Union Bank merged with Wachovia Corporation, until December 2007. From November 1997 to 2001, Mr. O’Flaherty served as Managing Director with First Union Bank, and in this capacity he led the private banking practice in Richmond, Norfolk and Roanoke. Mr. O’Flaherty started his career with Bank of Virginia, a predecessor to Signet, in 1974 and served in various capacities of increasing responsibility, culminating in his role as Senior Vice President and Manager of Private Banking for Signet Banking Corporation, which was acquired by First Union in 1997.

Edward H. Phillips, Jr., 44, has been Executive Vice President and Chief Lending Officer of Xenith Bank since October 2011. Mr. Phillips joined Xenith Bank in September 2008 as Senior Vice President – Commercial Lending. Prior to joining Xenith Bank, he served as Senior Vice President and Regional Corporate Banker for Branch, Banking &Trust Corporation (“BB&T”), a position he held from 2004 until 2008, and before that he served as Senior Vice President and Commercial Relationship Manager from 2000 until 2003. Prior to BB&T, Mr. Phillips served as Vice President and Commercial Relationship Manager at Bank of America from 1998 until 2000. Mr. Phillips began his career at Wachovia Bank in 1990 in Commercial Loan Administration, and served in multiple roles of increasing responsibility in credit and relationship management at Wachovia Bank and Central Fidelity Bank until 1998.

Judy C. Gavant, 52, has been the Senior Vice President and Controller of Xenith Bank since August 2010. From September 2005 until the end of July 2010, she held the positions of Director, Finance—Corporate and Business Development, as well as Director and Assistant Controller overseeing financial reporting for Owens & Minor, Inc., a leading national distributor of name-brand medical and surgical supplies and a healthcare supply chain management company. From 2001 to 2004, Ms. Gavant was Director of Finance and Controller for Tredegar Film Products, Inc, a wholly-owned subsidiary of Tredegar Corporation, primarily a global manufacturer of plastic films and aluminum extrusions. From 2000 to

2001, Ms. Gavant worked as the Chief Financial Officer and Company Secretary of Envera LLC, an industry-owned start-up that provided web-enabled supply chain services for the chemical industry. From 1990 to 2000, Ms. Gavant held various roles in the areas of taxation and mergers, acquisitions and divestitures at Dominion Resources, Inc., one of the nation’s largest producers and transporters of energy and served as Controller and Assistant Treasurer of Dominion Energy, Inc., a wholly-owned subsidiary of Dominion Resources, Inc. From 1981 to 1990, she served in the audit and tax practices at PricewaterhouseCoopers LLP, a provider of audit and assurance, tax and advisory services.

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

We have a Code of Conduct and Ethics (the “Code”) that applies to all directors, officers and employees of the company and its subsidiaries, including the company’s principal executive officer, principal financial officer and principal accounting officer. The Code is available on our website at www.xenithbank.com. We intend to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the Code with respect to certain officers by posting such disclosures on our website at www.xenithbank.com. We may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure. The information on, or that can be accessed through our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

Item 11—Executive Compensation

The information set forth under the caption “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference. The information is set forth under the caption “Election of Directors—Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2011 with respect to certain compensation plans under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan [1]	57,147	$7.76	74,853
Amended and Restated 2009 Stock Incentive Plan [2]	427,160	8.34	616,231

Total	484,307	$8.27	691,084

[1]	We do not intend to grant any additional awards under our 2003 Stock Option Plan.
[2]

In connection with the merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”). An aggregate of 258,000 options to purchase shares of Xenith Corporation common stock outstanding at the effective time of the merger, which had been granted under the Xenith Corporation 2009 Stock Incentive Plan, were converted into an aggregate of 224,460 options to purchase shares of Xenith Bankshares common stock based on an exchange ratio of 0.8700 shares of Xenth Bankshares common stock for each share of Xenith

Corporation common stock (the “Exchange Ratio”) at an exercise price of $11.49 per share. These 224,460 options, which are included in the 427,160 options set forth in column (a) above, have a 10-year term and will vest in three equal installments on each anniversary of the completion of the merger.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Board of Directors—Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information set forth under the captions “The Audit and Compliance Committee Report—Fees Billed by Independent Registered Public Accounting Firm” and “The Audit and Compliance Committee Report—Pre-Approval Policy” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2008 (File No. 000-53380)).

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 14, 2009 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Current Report on Form 8-K filed August 14, 2009 (File No. 000-53380)).

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Current Report on Form 8-K filed October 16, 2009 (File No. 000-53380)).

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Current Report on Form 8-K filed November 5, 2009 (File No. 000-53380)).

2.2.4	Amendment No. 4, dated as of November 19, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, as of October 15, 2009, and as of October 30, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.4 to Current Report on Form 8-K filed November 25, 2009 (File No. 000-53380)).

2.3	Purchase and Assumption Agreement, dated as of June 1, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed June 3, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2,3,1	Amended and Restated Purchase Assumption Agreement, dated as of July 25, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.4	Purchase and Assumption Agreement, dated as of July 29, 2011, among the Federal Insurance Deposit Corporation, Receiver of Virginia Business Bank, the Federal Insurance Corporation and Xenith Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

3.1	Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

3.1.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

3.2	Amended and Restated Bylaws of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.1	Investor Rights Agreement, dated as of June 26, 2009, among Xenith Corporation and the Investor Shareholders and Other Shareholders Listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-57380)).

4.2	First Amendment to Investor Rights Agreement, dated as of December 21, 2009, among Xenith Corporation, BCP Fund I Virginia Holdings, LLC and the Holders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.3	Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, among Xenith Bankshares, Inc., BCP Fund I Virginia Holdings, LLC and the Holders (as defined therein) (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170856)).

10.1	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed August 21, 2008 (Registration No. 333-153118)).

10.2	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.3	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380))

10.4	Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.5	Form of Executive Officer Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.6	Form of Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.7	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and T. Gaylon Layfield, III (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.8	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Thomas W. Osgood (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.9	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Ronald E. Davis (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.10	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and Wellington W. Cottrell, III (incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.11	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and W. Jefferson O’Flaherty (incorporated herein by reference to Exhibit 10.11 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.12	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Darrell G. Swanigan (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.13	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Keith B. Hawkins (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.14	Loan Officer Incentive Bonus Plan Summary (incorporated herein by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.15	Deed of Lease, dated October 7, 2003, by and between Suffolk Plaza Shopping Center, L.C., SuffolkFirst Bank and S.L. Nusbaum Realty Co. (incorporated herein by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.16	Deed of Lease, dated as of July 14, 2008, between James Center Property, LLC, and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17	Office Lease, dated as of November 5, 2008, between Greensboro Drive Property LLC and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17.1	First Modification Agreement, dated as of June 8, 2009, between Greensboro Drive Property LLC and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.2.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.18	Service Agreement, dated as of September 26, 2008, between Parkway Properties LP and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.18.1

First Amendment to Service Agreement, dated as of July 10, 2009, between Parkway Properties LP and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.3.1 to Current Report on Form 8-K filed December 29, 2009 (File

No. 000-53380)).

10.19	Small Business Lending Fund-Securities Purchase Agreement, dated September 21, 2011, between Xenith Bankshares, Inc. and the Secretary of the Treasury (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed February 25, 2011 (File No. 000-53380)).

23.1	Consent of Grant Thornton LLP.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC. (Registrant)

March 22, 2012	/S/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. GAYLON LAYFIELD, III T. Gaylon Layfield, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2012

/S/ THOMAS W. OSGOOD Thomas W. Osgood	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Financial Officer)	March 22, 2012

/S/ JUDY C. GAVANT Judy C. Gavant	Senior Vice President and Controller (Principal Accounting Officer)	March 22, 2012

/S/ MALCOLM S. MCDONALD Malcolm S. McDonald	Chairman and Director	March 22, 2012

/S/ LARRY L. FELTON Larry L. Felton	Director	March 22, 2012

/S/ PALMER P. GARSON Palmer P. Garson	Director	March 22, 2012

/S/ PATRICK D. HANLEY Patrick D. Hanley	Director	March 22, 2012

/S/ PETER C. JACKSON Peter C. Jackson	Director	March 22, 2012

/S/ BRIAN D. JONES Brian D. Jones	Director	March 22, 2012

/S/ MICHAEL A. MANCUSI Michael A. Mancusi	Director	March 22, 2012

/S/ ROBERT J. MERRICK Robert J. Merrick	Director	March 22, 2012

/S/ SCOTT A. REED Scott A. Reed	Director	March 22, 2012

/S/ MARK B. SISISKY Mark B. Sisisky	Director	March 22, 2012

/S/ JAMES E. TURNER, JR. James E. Turner, Jr.	Director	March 22, 2012