Form 10-Q
period 2012-03-31
Xenith Bankshares, Inc.
filed 2012-05-14
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, par value $1.00 per share, outstanding at May 1, 2012 was 10,446,928.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(in thousands, except share data)	(Unaudited) March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$41,320	$50,540
Federal funds sold	2,067	5,255

Total cash and cash equivalents	43,387	55,795

Securities available for sale, at fair value	67,142	68,466
Loans held for sale	29,098	—
Loans held for investment, net of allowance for loan and lease losses, 2012 - $4,137; 2011 - $4,280	324,980	321,859
Premises and equipment, net	5,884	6,009
Other real estate owned	478	808
Goodwill and other intangible assets, net	16,263	16,354
Accrued interest receivable	1,528	1,475
Other assets	6,430	6,699

Total assets	$495,190	$477,465

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$247,908	$228,031
Savings	3,593	3,517
Time	140,762	143,459

Total deposits	392,263	375,007

Accrued interest payable	289	351
Borrowings	20,000	20,000
Other liabilities	2,051	1,803

Total liabilities	414,603	397,161

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 8,381 shares issued and outstanding as of March 31, 2012 and December 31, 2011	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 10,446,928 shares issued and outstanding as of March 31, 2012 and December 31, 2011	10,447	10,447
Additional paid-in capital	71,025	70,964
Accumulated deficit	(10,659)	(10,950)
Accumulated other comprehensive income, net of tax	1,393	1,462

Total shareholders’ equity	80,587	80,304

Total liabilities and shareholders’ equity	$495,190	$477,465

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(in thousands, except per share data)	March 31, 2012	March 31, 2011
Interest income
Interest and fees on loans	$5,616	$2,786
Interest on securities	468	478
Interest on federal funds sold	39	2

Total interest income	6,123	3,266

Interest expense
Interest on deposits	680	182
Interest on time certificates of $100,000 and over	285	170
Interest on federal funds purchased and borrowed funds	92	148

Total interest expense	1,057	500

Net interest income	5,066	2,766
Provision for loan and lease losses	360	970

Net interest income after provision for loan and lease losses	4,706	1,796

Noninterest income
Service charges on deposit accounts	59	45
Net (loss) gain on sale and write-down of OREO	(9)	61
Gain on sales of investment securities	219	—
Other	86	40

Total noninterest income	355	146

Noninterest expense
Compensation and benefits	2,938	2,086
Occupancy	389	356
FDIC insurance	90	70
Bank franchise taxes	150	60
Technology	416	286
Communications	72	66
Insurance	75	30
Professional fees	247	212
Travel	53	27
OREO expenses	2	83
Supplies	38	33
Amortization of intangible assets	91	30
Other expenses	188	77

Total noninterest expense	4,749	3,416

Income (loss) before income tax expense	312	(1,474)
Income tax expense	—	—

Net income (loss)	312	(1,474)

Preferred stock dividend	(21)	—

Net income (loss) available to common shareholders	$291	$(1,474)

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of tax	(15)	261
Net unrealized loss on derivative, net of tax	(54)	—

Comprehensive income (loss)	$243	$(1,213)

Earnings (loss) per common share (basic and diluted):	$0.03	$(0.25)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(in thousands)	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income (loss)	$312	$(1,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	321	274
Net amortization of securities	181	156
Accretion of acquisition accounting adjustments	(684)	(809)
Gain on sales of securities	(219)	—
Share-based compensation expense	61	29
Net loss (gain) on sale and write-down of OREO	9	(61)
Provision for loan and lease losses	360	970
Change in operating assets and liabilities:
Accrued interest receivable	(53)	(45)
Other assets	407	(272)
Accrued interest payable	(62)	(28)
Other liabilities	119	(56)

Net cash provided by (used in) operating activities	752	(1,316)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	9,624	4,033
Purchase of securities	(8,278)	(3,117)
Net increase in loans	(31,820)	(22,913)
Net proceeds from sale of OREO	322	1,271
Net purchase of premises and equipment	(105)	(74)
Purchase of FRB and FHLB stock	(138)	(389)

Net cash used in investing activities	(30,395)	(21,189)

Cash flows from financing activities
Net increase in demand and savings deposits	19,953	10,082
Net (decrease) increase in time deposits	(2,697)	7,537
Net decrease in federal funds purchased and borrowed funds	—	(2,809)
Preferred stock dividend	(21)	—

Net cash provided by financing activities	17,235	14,810

Net decrease in cash and cash equivalents	(12,408)	(7,695)
Cash and cash equivalents
Beginning of period	55,795	12,201

End of period	$43,387	$4,506

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$118	$770

Transfer of loans to foreclosed assets	$—	$876

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of March 31, 2012, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

Background

In December 2009, First Bankshares, Inc. (“First Bankshares”), the bank holding company for SuffolkFirst Bank, and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (the “merger”), with First Bankshares being the surviving entity in the merger. At the effective time of the merger, First Bankshares amended its amended and restated articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank. Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their estimated fair values in the consolidated financial statements of Xenith Bankshares as of the date of the merger.

In April 2011, the company completed the issuance and sale of 4.6 million shares of common stock at a public offering price of $4.25 per share, pursuant to an effective registration statement filed with the Securities and Exchange Commission. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

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

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (the “FDIC”) is acting as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of approximately $23.8 million on the net assets and did not pay a deposit premium. The Bank also received a cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets of VBB ($5.9 million). The VBB Acquisition was completed without any shared-loss agreement.

On September 21, 2011, as part of the Small Business Lending Fund of the United States Department of the Treasury (“U.S. Treasury”), the company entered into a Small Business Lending Fund - Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the U.S Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at

March 31, 2012 and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011, and the statements of cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts reported in prior periods’ financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net income.

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

All of the loans acquired in the Paragon Transaction were performing loans as of the acquisition date. As of March 31, 2012, the remaining fair value adjustment related to the acquired loans was $1.4 million.

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

The remaining fair value adjustment related to the acquired loans as of March 31, 2012 was $10.0 million. The outstanding carrying value of purchased loans identified as impaired as of the acquisition date that remains outstanding as of March 31, 2012 was approximately $20.5 million.

Note 4. Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to March 31, 2012 and December 31, 2011 was $1.5 million, respectively.

Note 5. Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	March 31, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$52,770	$1,164	$(29)	$53,905
- Variable rate	2,454	137	—	2,591
Collateralized mortgage obligations	9,342	193	—	9,535
Trust preferred securities	1,121	—	(10)	1,111

Total securities available for sale	$65,687	$1,494	$(39)	$67,142

	December 31, 2011
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$53,518	$1,254	$(1)	$54,771
- Variable rate	2,489	131	—	2,620
Collateralized mortgage obligations	9,866	199	—	10,065
Trust preferred securities	1,123	—	(113)	1,010

Total securities available for sale	$66,996	$1,584	$(114)	$68,466

At March 31, 2012 and December 31, 2011, the company had securities with a fair value of $7.8 million and $20.2 million, respectively, pledged as collateral for public deposits.

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category, and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	March 31, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	1	$4,117	$(29)	$—	$—	$4,117	$(29)
Trust preferred securities	1	1,111	(10)	—	—	1,111	(10)

Total securities	2	$5,228	$(39)	$—	$—	$5,228	$(39)

	December 31, 2011
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	2	$5,998	$(1)	$—	$—	$5,998	$(1)
Trust preferred securities	1	1,010	(113)	—	—	1,010	(113)

Total securities	3	$7,008	$(114)	$—	$—	$7,008	$(114)

At March 31, 2012, the company held an interest in one trust preferred security with a book value and fair value of $1.1 million. The trust preferred security had a rating of Ba1 by Moody’s Investors Service, Inc. and BB+ by Standard and Poor’s Rating Services. All other securities are investment grade. The unrealized loss positions at March 31, 2012 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that are in an unrealized loss position at March 31, 2012, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments are not considered to be other-than-temporarily impaired at March 31, 2012; therefore, no impairment has been recognized.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total for loans held for investment as of the dates stated:

	March 31, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$170,548	51.82%	$168,417	51.64%
Commercial real estate	126,882	38.55%	126,525	38.80%
Residential real estate	25,560	7.77%	25,847	7.93%
Consumer	6,127	1.86%	5,350	1.63%

Loans held for investment	329,117	100.00%	326,139	100.00%
Allowance for loan and lease losses	(4,137)		(4,280)

Loans held for investment, net of allowance	324,980		321,859
Loans held for sale	29,098		—

Total loans	$354,078		$321,859

Loans held for investment include unearned fees, net of capitalized origination costs, of $425 thousand and $288 thousand, as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, $126.4 million of loans were pledged as collateral for borrowing capacity.

Loans Held for Sale

During the first quarter of 2012, the Bank entered into a sub-participation agreement with a leading national bank (the “participating bank”) that lends to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from selected non-bank mortgage originators that seek funding to facilitate the origination of loans. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators deliver the loans to the investor. Typically, the Bank, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-15 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

Loans Held for Investment

The following table presents the company’s loans held for investment by regulatory risk ratings classification and by loan type as of the dates stated. As defined by the Federal Reserve, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard or doubtful are classified as “pass”.

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$166,892	$580	$2,750	$326	$170,548
Commercial real estate	106,996	9,717	10,169	—	126,882
Residential real estate	24,859	141	560	—	25,560
Consumer	5,565	371	56	—	5,992
Overdrafts	135	—	—	—	135

Total loans	$304,447	$10,809	$13,535	$326	$329,117

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$165,590	$562	$1,923	$342	$168,417
Commercial real estate	104,493	9,650	11,837	545	126,525
Residential real estate	25,083	181	583	—	25,847
Consumer	4,966	274	45	—	5,285
Overdrafts	65	—	—	—	65

Total loans	$300,197	$10,667	$14,388	$887	$326,139

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 310, “Receivables” (“ASC 310”), and (2) components of collective loan impairment recognized pursuant to FASB ASC Topic 450, “Contingencies.” A loan is impaired when, based on current information and events, it is probable that all amounts due (principal and interest) according to the contractual terms of the loan agreement will not be collected.

The allowance for loan and lease losses is determined based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as are originated by the company. In evaluating the loan portfolio, qualitative factors, such as general economic conditions, nationally and in our target markets, are considered, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

In assessing the adequacy of the allowance for loan and lease losses as of the end of a reporting period, loan risk ratings are evaluated. Each loan is assigned two “risk ratings” at origination. One risk rating is based on the company’s assessment of the borrower’s financial capacity and the other is based on the assessment of the quality of collateral. In addition to the assessment of risk ratings, internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to policies and procedures, and external observable data such as industry and general economic trends is considered.

Although various data and information sources are used to establish the allowance for loan and lease losses, future adjustments to the allowance for loan and lease losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company’s allowance for loan and lease losses. Such agencies may require additions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	March 31, 2012	December 31, 2011
Balance at beginning of period	$4,280	$1,766
Charge-offs:
Commercial and industrial	—	333
Commercial real estate	429	973
Residential real estate	—	93
Consumer	—	3
Overdrafts	3	13

Total charge-offs	432	1,415

Recoveries:
Commercial and industrial	—	72
Commercial real estate	3	12
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	2

Total recoveries	4	86

Net charge-offs	428	1,329

Additions to the allowance for loan and lease losses	360	4,005
Less amount for unfunded commitments	(75)	(162)

Balance at end of period	$4,137	$4,280

The following table presents the allowance for loan and lease losses and the amount independently and collectively evaluated for impairment by loan type as of the dates stated:

	March 31, 2012
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$938	$—	$938
Commercial real estate	3,068	908	2,160
Residential real estate	125	—	125
Consumer	6	—	6

Total allowance for loan and lease losses	$4,137	$908	$3,229

	December 31, 2011
	Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$748	$—	$748
Commercial real estate	3,370	1,318	2,052
Residential real estate	133	—	133
Consumer	29	—	29

Total allowance for loan and lease losses	$4,280	$1,318	$2,962

At March 31, 2012, there were two commercial real estate loans totaling $2.8 million that were individually evaluated for impairment. At December 31, 2011, there were three commercial real estate loans totaling $3.2 million that were individually evaluated for impairment.

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

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of March 31, 2012 and December 31, 2011, the company had $308 thousand of nonaccretable difference related to the loans acquired in the VBB Acquisition.

In applying ASC 310-30 to acquired loans, the company must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates and the amount and timing of prepayments, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools if the loans have common risk characteristics. The company has estimated cash flows expected to be collected on a loan-by-loan basis.

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The new accretable yield is recognized in income over the remaining period of expected cash flows from the loan. No changes have been made to the accretable yield estimates during the first quarter of 2012.

The following table presents the accretion activity as of the dates stated. Disposals represent reductions of discounts through the resolution of acquired loans at amounts less than the contractually owed receivable.

	March 31, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion	(684)	(3,568)
Disposals	(1,524)	(2,045)

Balance at end of period	$11,799	$14,007

The following table presents the age analysis of loans past due as of the dates stated:

	March 31, 2012
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$2,061	$468	$2,529
Commercial real estate	—	5,147	5,147
Residential real estate	321	126	447
Consumer	18	7	25

Total	$2,400	$5,748	$8,148

	December 31, 2011
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$1,536	$514	$2,050
Commercial real estate	804	5,223	6,027
Residential real estate	269	125	394
Consumer	22	—	22

Total	$2,631	$5,862	$8,493

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. As of March 31, 2012, there were no loans past due greater than 90 days for which interest is accruing.

	March 31, 2012	December 31, 2011
Commercial and industrial	$468	$514
Commercial real estate	5,147	5,223
Residential real estate	126	125
Consumer	7	—

Nonaccrual loans	$5,748	$5,862
Other real estate owned	478	808

Total nonperforming assets	$6,226	$6,670

In accordance with Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, the company assesses all restructurings for potential identification as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. As of March 31, 2012, the company had identified three loans as TDRs, which totaled $924 thousand. Of this amount, one loan in the amount of $785 thousand was identified as a credit-impaired loan acquired in the VBB Acquisition. At December 31, 2011, one loan in the amount of $124 thousand was identified at a TDR. All loans identified as TDRs were performing loans at restructuring and as of March 31, 2012.

Note 7. Goodwill and Other Intangible Assets

Goodwill of $13.0 million and core deposit intangibles of $1.2 million were recorded in the allocation of the purchase price for the merger with First Bankshares. An additional $2.5 million of core deposit intangibles was recorded in the allocation of the consideration in the Paragon Transaction. Goodwill is not amortized, but is tested at least annually for impairment and more frequently if impairment indicators are evident. Core deposit intangible assets are being amortized over a 10-year period and are also evaluated for impairment if indicators are evident.

The following table presents goodwill and other intangible assets as of the dates stated:

	March 31, 2012	December 31, 2011
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(436)	(345)

Net core deposit intangibles	$3,274	$3,365

Unamortizable goodwill	$12,989	$12,989

Total goodwill and other intangible assets, net	$16,263	$16,354

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	March 31, 2012	December 31, 2011
Noninterest-bearing demand deposits	$53,304	$47,489
Interest-bearing:
Demand and money market	194,604	180,542
Savings deposits	3,593	3,517
Time deposits of $100,000 or more	77,721	80,742
Other time deposits	63,041	62,717

Total deposits	$392,263	$375,007

Note 9. Derivatives

Cash Flow Hedges

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to an interest rate swap whereby the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2012, the company had one interest rate swap with a notional amount of $20 million that is designated as a cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the period ended March 31, 2012, the interest rate swap was used to hedge the variable cash outflows associated with a LIBOR-based borrowing. There was no ineffective portion of the derivative during this period. The amount reported in accumulated other comprehensive income as of March 31, 2012 was a loss of $62 thousand.

The company has an agreement with the counterparty to its derivative which contains a provision whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. The company has minimum collateral requirements with its counterparty and, as of March 31, 2012, $0 has been pledged as collateral under the agreement, because the valuation of the derivative has not surpassed contractually specified minimum transfer amounts. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of

March 31, 2012, $16 thousand was recorded in other assets and $18 thousand was recorded in other liabilities related to non-designated hedges. For the period ended March 31, 2012, the amount recognized in net income related to non-designated hedges was insignificant. The company had no non-designated hedges prior to the first quarter of 2012.

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

As of March 31, 2012, net deferred tax assets were $5.2 million, for which a full valuation allowance is recorded, based primarily on the fact that the company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

Note 11. Earnings (Loss) per Common Share

The following table summarizes basic and diluted earnings (loss) per common share calculations for the periods stated. The earnings (loss) per common share calculations for the three months ended March 31, 2012 and 2011 do not include shares of common stock issuable upon the exercise of 569,307 and 354,688, of stock options outstanding as of March 31, 2012 and 2011, respectively or upon the exercise of 563,760 warrants to purchase shares of common stock outstanding as of March 31, 2012 and 2011, because the exercise of the stock options and warrants would not be dilutive.

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$312	$(1,474)
Preferred stock dividend	(21)	—

Net income (loss) available to common shareholders	291	(1,474)
Weighted average number of shares outstanding	10,467	5,847
Earnings (loss) per common share, basic	$0.03	$(0.25)

Earnings (loss) per common share, diluted	$0.03	$(0.25)

Note 12. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, the company sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 was 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full. For the period ended March 31, 2012, the company’s dividend rate was 1%, resulting in a dividend of $21 thousand.

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

The following table presents unfunded commitments outstanding as of the dates stated:

	March 31, 2012	December 31, 2011
Commercial lines of credit	$67,022	$33,014
Commercial real estate	20,565	9,822
Residential real estate	6,577	5,915
Consumer	840	772
Letters of credit	3,194	3,050

Total commitments	$98,198	$52,573

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Under the guidance in ASC 820, the company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value to such assets or liabilities.

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

Other real estate owned:

Other real estate owned is measured at the asset’s fair value less costs for disposal. The company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals. Other real estate owned is classified as a nonrecurring Level 3 valuation.

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

Derivatives:

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with the FASB’s fair value measurement guidance, the company has elected to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Cash, cash equivalents and accrued interest:

The carrying value for cash and cash equivalents and accrued interest approximates fair value.

The methodology for measuring the fair value of other financial assets and financial liabilities that are not recorded at fair value on a recurring or nonrecurring basis are discussed below.

Performing loans:

For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The carrying value of loans held for sale approximates fair value.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of March 31, 2012 Using
	March 31, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$53,905	$4,132	$49,773	$—
- Variable rate	2,591	—	2,591	—
Collateralized mortgage obligations	9,535	—	9,535	—
Trust preferred securities	1,111	—	1,111	—
Loans held for sale	29,098	—	29,098	—
Cash flow hedge	(62)	—	(62)	—
Interest rate derivative - asset	16	—	16	—
Interest rate derivative - liability	(18)	—	(18)	—
Assets measured on a nonrecurring basis:
Impaired loans	6,672	—	—	6,672
Other real estate owned	478	—	—	478

		Fair Value Measurements as of December 31, 2011 Using
	December 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$54,771	$—	$54,771	$—
- Variable rate	2,620	—	2,620	—
Collateralized mortgage obligations	10,065	4,154	5,911	—
Trust preferred securities	1,010	—	1,010	—
Cash flow hedge	(8)	—	(8)	—
Assets measured on a nonrecurring basis:
Impaired loans	5,986	—	—	5,986
Other real estate owned	808	—	—	808

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	March 31, 2012		Fair Value Measurements as of March 31, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$41,320	$41,320	$41,320	$—	$—
Federal funds sold	2,067	2,067	—	2,067	—
Securities available for sale	67,142	67,142	4,132	63,010	—
Loans held for sale	29,098	29,098	—	29,098	—
Loans held for investment, net	324,980	325,692	—	—	325,692
Interest rate derivative	16	16	—	16	—
Accrued interest receivable	1,528	1,528	—	1,528	—
Financial liabilities:
Cash flow hedge	$62	$62	$—	$62	$—
Interest rate derivative	18	18	—	18	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	392,263	392,769	—	392,769	—
Accrued interest payable	289	289	—	289	—

	December 31, 2011		Fair Value Measurements as of December 31, 2011 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$50,540	$50,540	$50,540	$—	$—
Federal funds sold	5,255	5,255	—	5,255	—
Securities available for sale	68,466	68,466	4,154	64,312	—
Loans held for investment, net	321,859	323,294	—	—	323,294
Accrued interest receivable	1,475	1,475	—	1,475	—
Financial liabilities:
Cash flow hedge	$8	$8	$—	$8	$—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	375,007	376,026	—	376,026	—
Accrued interest payable	351	351	—	351	—

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

Note 15. Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) “Presentation of Comprehensive Income”. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable. The update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a significant impact on the company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350), “Testing Goodwill for Impairment”. This standard allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. A company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The objective of the update is to simplify the goodwill impairment testing process in terms of both cost and complexity. The guidance becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is in the process of assessing the effect of this standard on the company and does not anticipate the adoption of this standard will have an effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). The data presented as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2011 is derived from our audited financial statements as of and for the year ended December 31, 2011, which is included in the 2011 Form 10-K.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands. Columns and rows of amount presented in tables may not total due to rounding.

BUSINESS OVERVIEW

Xenith Bankshares is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are geographically focused on the Washington, D.C.-MD-VA-WV, Richmond-Petersburg, VA, and the Norfolk-Virginia Beach-Newport News, VA-NC metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk, Virginia in the merger with First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. SuffolkFirst Bank opened its first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the former SuffolkFirst Bank branches operate under the name Xenith Bank. As of March 31, 2012, we had total assets of $495.2 million, total loans, net of the allowance for loan and lease losses, of $354.1 million, total deposits of $392.3 million and shareholders’ equity of $80.6 million.

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

During the first quarter of 2012, the Bank began participating in a warehouse lending program with a leading national bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank lend to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from selected non-bank mortgage originators that seek funding to facilitate the origination of loans. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators deliver the loans to the investor. Substantially all of the loans are conforming loans. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-15 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of March 31, 2012, we had $29.1 million in loans held for sale.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of non-interest income include service charges on deposit accounts, gains on the sale of securities and other miscellaneous income. Deposits and Federal Home Loan Bank borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits.

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

The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of approximately $23.8 million on the net assets and did not pay a deposit premium. The Bank also received a cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets of VBB ($5.9 million). The VBB Acquisition was completed without any shared-loss agreement.

We believe the Paragon Transaction and the VBB Acquisition provide strategic and financial growth for the Bank, while leveraging our existing infrastructure costs.

Industry Conditions

Across the country, the recent recession and tepid recovery have impacted businesses, consumers and real estate values, and has taken a toll on banks. Since the beginning of 2009, the FDIC has closed over 400 failed banks. Georgia, Florida, California and Illinois account for over half of all the failures. In Virginia, there have been four failures, one of which was Virginia Business Bank, the assets and liabilities of which we acquired in July 2011. Besides the number of actual bank failures, the recession and weak recovery have taken a toll on many banks that are still operating. In our target markets alone, there are numerous banks that are undercapitalized, have high levels of criticized and non-performing assets, and some are under written agreements with their regulators requiring that they address their short-comings.

The Federal Open Market Committee (“FOMC”) publicly stated in April 2012 that the economy has been expanding moderately and labor market conditions have improved. However, despite some improvement, the housing sector remains depressed and the unemployment rate remains elevated. The FOMC expects moderate economic growth over the coming quarters and then to pick up gradually, as well as a gradual improvement in employment. The FOMC stated that inflation has picked up somewhat due to increases in prices of crude oil and gasoline; though, it does not predict higher inflation longer term. The FOMC expects “to maintain a highly accommodative stance for monetary policy” and that economic conditions “are likely to warrant exceptionally low levels for the federal funds rate for at least through late 2014.” The FOMC also stated that it is maintaining its existing policy of reinvesting principal payments from its securities holdings. The unemployment rate, as published by the Bureau of Labor Statistics, was 8.2% at the end of the first quarter of 2012, which is down only slightly from 8.5% at the end of 2011.

Our nation’s unemployment and underemployment problems have led to a prolonged period of very low interest rates, squeezing the net interest margins of all banks and making it harder for banks to make a profit.

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

In our continuing evaluation of our business strategy, we believe properly priced acquisitions can complement our organic growth. We may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus is to expand our presence in our target markets, we may also expand into new markets or lines of business or offer new services or products. We evaluate potential acquisitions to determine what is in the best interest of our company. Our goal in making these decisions is to maximize shareholder value.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects the estimated losses resulting from the inability of borrowers to make required loan payments. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “ - Allowance for Loan and Lease Losses” below.

Our critical accounting policies are discussed in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2011 Form 10-K. Since December 31, 2011, there have been no changes in these policies that have had or could reasonably expect to have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Income (Loss)

For the three months ended March 31, 2012, we reported net income of $0.3 million, compared to a net loss of $1.5 million for the three months ended March 31, 2011. Net income for the three-month period ended March 31, 2012 compared to the same period in 2011 was driven by greater net interest income, which increased $2.3 million, partially offset by greater noninterest expense, which increased $1.3 million. Also contributing to net income in the three-month period ended March 31, 2012 compared to the net loss for the same period of 2011 was a lower provision for loan and lease losses of $0.6 million and higher noninterest income of $0.2 million in the 2012 period.

The following table presents net income (loss) and net earnings (loss) per common share information for the periods stated. In April 2011, common shares outstanding increased 4.6 million as a result of the completion of our underwritten public offering of shares of our common stock. In September 2011, we received $8.4 million from the U.S. Department of Treasury pursuant to its Small Business Lending Fund Program (“SBLF”) and issued 8,361 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A.

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$312	$(1,474)

Preferred stock dividend	(21)	—

Net income (loss) available to common shareholders	$291	$(1,474)

Earnings (loss) per common share, basic and diluted	$0.03	$(0.25)

Net Interest Income

For the three months ended March 31, 2012, net interest income was $5.1 million compared to $2.8 million for the three months ended March 31, 2011. Higher net interest income was primarily due to higher average loan and investment balances, partially offset by both lower yields on these balances and higher balances of interest-bearing liabilities. As presented in the table below, net interest margin for the three-month period ended March 31, 2012 was 4.44%, a 48 basis point decrease from 4.92% for the same period in 2011. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Excluding the effect of acquisition accounting adjustments, net interest margin for the three months ended March 31, 2012 increased 36 basis points to 3.84% from 3.48% for the same period in 2011. Higher net interest margin, excluding acquisition accounting adjustments, was primarily due to higher average investment and loan balances, partially offset by lower yields on investment balances and higher average savings and money market balances; however, these balances were at lower yields.

Average interest-earning assets and related interest income increased $231.9 million and $2.9 million, respectively, for the three-month period ended March 31, 2012 compared to the same period in 2011. Average interest-bearing liabilities and related interest expense increased $169.5 million and $557 thousand, respectively, for the three-month period ended March 31, 2012 compared to the same period in 2011. Yields on interest-earning assets decreased 45 basis points to 5.36%, while costs of interest-bearing liabilities increased 10 basis points to 1.21%, when comparing the three-month period ended March 31, 2012 to the same period in 2011.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion for the three months ended March 31, 2012 and 2011 was $684 thousand and $539 thousand, respectively. The effect of this accretion on net interest margin was 60 basis points and 96 basis points, respectively, for the three-month periods ended March 31, 2012 and 2011.

In addition, acquired time deposits were adjusted to estimated fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and was amortized as a reduction of interest expense over a two-year period beginning December 2009. The effect of this amortization was a decrease in interest expense of $270 thousand for the three-month period ended March 31, 2011 and no effect on the three-month period ended March 31, 2012. Excluding the effect of this fair value adjustment, the cost of interest-bearing liabilities decreased 49 basis points in the period ended March 31, 2012 compared to the same period of 2011.

The following table provides a detailed analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Three Months Ended March 31,
							2012 vs. 2011
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase (Decrease)	Change due to (2)
	2012	2011	2012	2011	2012	2011		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,924	$447	0.11%	0.00%	$1	$—	$1	$1	$—
Investments / Interest-earning deposits	125,928	62,743	1.61%	3.06%	506	480	26	(302)	328
Loans held for sale	4,255	—	3.87%	0.00%	41	—	41	—	41
Loans held for investment, gross (3)	324,596	161,650	6.87%	6.89%	5,575	2,786	2,789	(9)	2,799

Total interest-earning assets	456,703	224,840	5.36%	5.81%	6,123	3,266	2,857	(311)	3,167

Noninterest-earning assets:
Cash and due from banks	4,673	2,330
Premises and fixed assets	6,018	6,387
Other assets	20,344	21,725
Allowance for loan and lease losses	(4,345)	(2,532)

Total noninterest-earning assets	26,690	27,910

Total assets	$483,393	$252,750

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,210	$5,631	0.28%	0.23%	$8	$3	$5	$—	$4
Savings and money market deposits	176,194	46,713	0.90%	0.89%	397	104	294	3	292
Time deposits	141,834	100,752	1.58%	0.97%	559	245	314	190	125
Federal funds purchased and borrowed funds	20,074	27,753	1.84%	2.13%	92	148	(55)	(18)	(37)

Total interest-bearing liabilities	350,312	180,849	1.21%	1.11%	1,057	500	557	174	384

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	50,332	21,109
Other liabilities	2,229	2,289

Total noninterest-bearing liabilities	52,561	23,398

Shareholders’ equity	80,520	48,503

Total liabilities and shareholders’ equity	$483,393	$252,750

Interest rate spread (4)			4.15%	4.70%

Net interest income (5)					$5,066	$2,766	$2,300	$(485)	$2,784

Net interest margin (6)			4.44%	4.92%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2012 and 2011 includes $684 thousand and $539 thousand, respectively, in accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 is reduced by $270 thousand related to acquistion fair value adjustments. There is no fair value adjustment in 2012.

Noninterest Income

For the three months ended March 31, 2012, noninterest income increased $209 thousand compared to the same period of 2011. This increase was primarily due to gains on sales of investment securities.

Noninterest Expense

Noninterest expense increased $1.3 million to $4.7 million for the three months ended March 31, 2012 from the same period in 2011. Higher noninterest expenses were primarily due to higher compensation and benefits of $852 thousand as we hired the personnel associated with the Paragon Branch, which was acquired in July 2011, and other personnel. Technology expenses increased $130 thousand, approximately one-half of which was due to the conversions that occurred in the fourth quarter of 2011 related to the acquired loans and assumed deposits. The remaining increase was to support our growth.

Income Taxes

In the three months ended March 31, 2012 and 2011, we reported no income tax expense or benefit. Deferred tax assets, as of March 31, 2012, were $5.2 million for which a full valuation allowance was recorded, based primarily on the fact that we experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income within the carryforward period, which under current law is 20 years.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	March 31, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$52,770	$53,905	3.59	2.52%
- Variable rate	2,454	2,591	11.09	3.40%
Collateralized mortgage obligations	9,342	9,535	4.32	2.91%
Trust preferred securities	1,121	1,111	5.04	7.76%

Total securities available for sale	$65,687	$67,142	4.01	2.70%

	December 31, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$53,518	$54,771	2.81	2.57%
- Variable rate	2,489	2,620	11.08	3.11%
Collateralized mortgage obligations	9,866	10,065	3.19	2.76%
Trust preferred securities	1,123	1,010	15.29	7.75%

Total securities available for sale	$66,996	$68,466	3.39	2.70%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	March 31, 2012
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	17,604	2.03%	36,301	2.77%	53,905	2.52%
- Variable rate	—	—	—	—	—	—	2,591	3.40%	2,591	3.40%
Collateralized Mortgage Obligations	—	—	—	—	—	—	9,535	2.91%	9,535	2.91%
Trust preferred securities	—	—	—	—	—	—	1,111	7.76%	1,111	7.76%

Total securities available for sale	$—	—	$—	—	$17,604	2.03%	$49,538	2.94%	$67,142	2.70%

	December 31, 2011
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	18,613	2.16%	36,158	2.78%	54,771	2.57%
- Variable rate	—	—	—	—	—	—	2,620	3.11%	2,620	3.11%
Collateralized Mortgage Obligations	—	—	—	—	—	—	10,065	2.76%	10,065	2.76%
Trust preferred securities	—	—	—	—	—	—	1,010	7.75%	1,010	7.75%

Total securities available for sale	$—	—	$—	—	$18,613	2.16%	$49,853	2.91%	$68,466	2.70%

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	March 31, 2012
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$42,870	$43,861	53.2%
- Federal Home Loan Mortgage Corporation	12,353	12,634	15.3%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total for loans held for investment as of the dates stated:

	March 31, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$170,548	51.82%	$168,417	51.64%
Commercial real estate	126,882	38.55%	126,525	38.80%
Residential real estate	25,560	7.77%	25,847	7.93%
Consumer	6,127	1.86%	5,350	1.63%

Loans held for investment	329,117	100.00%	326,139	100.00%
Allowance for loan and lease losses	(4,137)		(4,280)

Loans held for investment, net of allowance	324,980		321,859
Loans held for sale	29,098		—

Total loans	$354,078		$321,859

Loans held for sale

The Bank entered into a sub-participation agreement with a leading national bank (the “participating bank”) that lends to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the participating bank and the Bank purchase participations from selected non-bank mortgage originators that seek funding to facilitate the origination of loans. The originators underwrite and close mortgage loans consistent with established underwriting standards of approved investors and, once the loans close, the originators deliver the loans to the investor. Typically, we, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-15 days. Accordingly, we classify these loans as held for sale and they are carried at the lower of cost or fair value, determined on an aggregate basis. As of March 31, 2012, we had $29.1 million in loans held for sale.

Loans held for investment

The following tables provide the maturity analysis of our loans held for investment portfolio as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	March 31, 2012
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$73,834	$51,958	$2,094	$54,052	$38,214	$3,980	$42,194	$170,080
Commercial real estate (2)	35,783	52,281	5,420	57,701	27,035	1,216	28,251	121,735
Residential real estate (3)	4,668	8,268	3,507	11,775	5,315	3,676	8,991	25,434
Consumer (4)	3,030	1,613	476	2,089	856	10	866	5,985
Overdrafts	135	—	—	—	—	—	—	135

Total loans	$117,450	$114,120	$11,497	$125,617	$71,420	$8,882	$80,302	$323,369

(1)	Excludes $468 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $2.3 million in nonaccrual fixed-rate loans and $2.9 million in nonaccrual variable-rate loans.
(3)	Excludes $125 thousand in nonaccrual fixed-rate loans.
(4)	Excludes $8 thousand in nonaccrual fixed-rate loans.

	December 31, 2011
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$67,515	$50,694	$4,953	$55,647	$40,672	$4,078	$44,750	$167,912
Commercial real estate (2)	28,075	51,678	5,601	57,279	34,704	1,211	35,915	121,269
Residential real estate (3)	3,931	7,706	3,953	11,659	6,291	3,841	10,132	25,722
Consumer	2,518	1,827	251	2,078	680	10	690	5,286
Overdrafts	65	—	—	—	—	—	—	65

Total loans	$102,104	$111,905	$14,758	$126,663	$82,347	$9,140	$91,487	$320,254

(1)	Excludes $504 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $5.3 million in nonaccrual variable-rate loans.
(3)	Excludes $125 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised of 60.6% of the loan portfolio at March 31, 2012, and 68.1% at December 31, 2011. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. Commercial real estate (“CRE”) loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables” (“ASC 310”), and (2) components of collective loan impairment recognized pursuant to FASB ASC Topic 450, “Contingencies.” We maintain specific reserves for individually impaired loans pursuant to ASC 310. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as we originate in our portfolio. In evaluating our loan portfolio, we consider qualitative factors, such as general economic conditions, nationally and in our target markets, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive income (loss). Loans deemed to be uncollectible are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

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

For the three months ended March 31, 2012 and 2011, we recorded provision expense of $360 thousand and $970 thousand, respectively. Higher provision expense in the 2011 period is primarily due to greater growth in loans held for investment during this period. Our allowance for loan and lease losses as of March 31, 2012 was primarily for organic loan production and changes in credit quality related to the purchased loan portfolios.

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	March 31, 2012		December 31, 2011
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$938	51.82%	$748	51.64%
Commercial real estate	3,068	38.55%	3,370	38.80%
Residential real estate	125	7.77%	133	7.93%
Consumer	6	1.86%	29	1.63%

Total allowance for loan and lease losses	$4,137	100.00%	$4,280	100.00%

Acquired loans

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

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of March 31, 2012 and December 31, 2011, we had $308 thousand of nonaccretable difference related to the loans acquired in the VBB Acquisition.

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

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield which is a reclassification from the nonaccretable difference. The new accretable yield is recognized in income over the remaining period of expected cash flows from the loan. No changes have been made to the accretable yield estimates during the first quarter of 2012.

The following table presents the accretion activity as of the dates stated. Disposals represent reduction of discounts through the resolution of acquired loans at amounts less than the contractually owed receivable.

	March 31, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion	(684)	(3,568)
Disposals	(1,524)	(2,045)

Balance at end of period	$11,799	$14,007

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2012 and December 31, 2011, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

At March 31, 2012 and December 31, 2011, we had $478 thousand and $808 thousand, respectively, in other real estate owned (“OREO”) consisting of single family properties, commercial properties and undeveloped land. All of these properties resulted from the VBB Acquisition. OREO asset valuations are evaluated periodically, and any necessary write down to fair value is recorded as impairment. We reported a loss of $9 thousand and a gain of $61 thousand, respectively, for the three-month periods ended March 31, 2012 and 2011 due to the disposition or adjustment to fair value of the properties.

All of our nonperforming assets at March 31, 2012 were acquired in the merger and the VBB Acquisition and their carrying values were adjusted to fair value immediately following the merger, in applying the acquisition method of accounting.

The following table presents our nonperforming assets and various performance ratios as of the dates stated. Ratios presented are based on loans that do not include loans held for sale.

	March 31, 2012	December 31, 2011
Nonaccrual loans	$5,748	$5,862
Other real estate owned	478	808

Total nonperforming assets	$6,226	$6,670

Nonperforming assets as a percentage of total loans	1.89%	2.05%
Nonperforming assets as a percentage of total assets	1.26%	1.40%
Net charge-offs as a percentage of average loans	0.13%	0.58%
Allowance for loan and lease losses as a percentage of total loans	1.26%	1.31%
Allowance for loan and lease losses to nonaccrual loans	71.98%	73.01%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of March 31, 2012 totaled $392.3 million, compared to deposits of $375.0 million at December 31, 2011, an increase of $17.3 million, or 5%. Demand deposits, including money market accounts, increased $19.9 million, or 9%, over balances at December 31, 2011, while time deposits decreased $2.7 million, or 2%. Approximately $70 million of the deposits we acquired in the VBB Acquisition were Internet time deposits, which we believe may be liquidated at or before maturity. As of March 31, 2012, approximately 60% of these Internet time deposits had been liquidated. Brokered deposits totaling $5.1 million held at March 31, 2012 were redeemed subsequent to the end of first quarter.

The following table presents average balances and rates paid, by deposit category, as of the dates stated. Rates on time deposits in 2011 include fair value adjustments which reduced interest expense by $270 thousand.

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$50,332	—	$33,894	—
Interest-bearing deposits:
Demand and money market	184,908	0.87%	111,554	0.96%
Savings accounts	3,497	0.46%	3,562	0.50%
Time deposits $100,000 or greater (1)	78,653	1.52%	64,122	1.10%
Time deposits less than $100,000	63,180	1.64%	55,186	0.59%

Total interest-bearing deposits	330,238	1.17%	234,424	0.89%

Total average deposits	$380,570	1.01%	$268,318	0.78%

(1)	Includes brokered deposits of $5.1 million at March 31, 2012 and December 31, 2011 and CDAR deposits of $6.3 and $1.5 million at March 31, 2012 and December 31, 2011, respectively.

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of March 31, 2012:

	Within 3 Months (1)	3-6 Months (2)	6-12 Months (3)	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$11,208	$20,060	$16,120	$29,910	$77,298	19.71%

(1)	Includes CDAR deposits of $1.7 million
(2)	Includes brokered deposits of $5.1 million
(3)	Includes CDAR deposits of $4.4 million

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	March 31, 2012				December 31, 2011
	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$74	0.76%	$—	$2,191	$296	0.90%
Other borrowings	—	—	—	0.00%	—	1,000	779	0.55%

Total short-term borrowings	$—	$—	$74	0.76%	$—	$3,191	$1,075	0.65%

We have one secured long-term borrowing with the Federal Home Loan Bank (“FHLB”) in the amount of $20 million. In the third quarter of 2011, we modified the then-existing borrowing, which was a non-amortizing, fixed rate (2.495%) term loan maturing on January 25, 2013. The modified borrowing is also a non-amortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The modified borrowing matures on September 28, 2015. In connection with the modification, we paid a fee of $533 thousand, which is recorded in other assets on our consolidated balance sheet and is being recognized as interest expense over the remaining term of the borrowing.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. The derivative is designated as a cash flow hedge, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of March 31, 2012 was an unrealized loss of $62 thousand. As of March 31, 2012, there was no ineffective portion of the derivative.

We have an agreement with the counterparty to our derivative that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We had minimum collateral requirements with our counterparty and, as of March 31, 2012, $0 had been pledged as collateral under the agreement, because the valuation of the derivative has not surpassed contractually specified minimum transfer amounts. If we are not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value.

For the period ended March 31, 2012, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, was 1.84%.

LIQUIDITY AND CAPITAL RESOURCES

In the three-month period ended March 31, 2012, cash and cash equivalents decreased $12.4 million compared to a decrease of $7.7 million in the same period in 2011. Net cash provided by operating activities was $0.8 million for the three-month period ended March 31, 2012 compared to net cash used in operating activities of $1.3 million for the same period in 2011. Net cash used in investing activities was $30.4 million for the three-month period ended March 31, 2012 compared to net cash used in investing activities of $21.2 million for the same period in 2011. The greater use of cash in the 2012 period was primarily due to cash used to fund loans, which was nearly $9.0 million greater in the three-month period ended March 31, 2012 compared to the same period in 2011. Net cash provided by financing activities in the three-month period ended March 31, 2012 was $17.2 million compared to $14.8 million for the same period of 2011. Greater cash provided by financing activities in the 2012 period was primarily due to the decrease in borrowings which occurred in the 2011 period.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses and increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of business and industry, competition and our overall financial condition and cash flows.

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $9.0 million. This line is for short-term liquidity needs and is subject to the prevailing federal funds interest rate.

We have secured borrowing facilities with the FHLB and the Federal Reserve. The total credit availability under the FHLB facility is equal to 30% of our total assets. Under this facility, we have one non-amortizing term loan outstanding for $20 million, which was modified from a previous facility in September 2011. This borrowing bears a rate of 20 basis points over LIBOR, which resets quarterly, and matures on September 28, 2015. As of March 31, 2012, our total credit availability under this facility was $142.8 million, based on our December 31, 2011 balance sheet. At the time we entered into the FHLB term loan, we entered into an interest rate swap whereby we pay fixed amounts to a counterparty in exchange for receiving variable payments over the life of the agreement without the exchange of the underlying notional amount which is $20 million. The total credit availability under the Federal Reserve facility as of March 31, 2012 was $69.4 million and is based on our pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of March 31, 2012.

We also have two uncommitted lines of credit by national banks to borrow federal funds up to $13.0 million in total on an unsecured basis. The uncommitted lines of credit are not confirmed lines or loans and can be cancelled at any time. One line for $5.0 million terminates on June 30, 2012, if not cancelled earlier, and the other line for $8.0 million has no stated termination date. As of March 31, 2012, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs that may arise, within realistic limitations, for the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, which is the period beginning December 22, 2009 and ending December 22, 2012, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partners’ application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of March 31, 2012, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well- capitalized.” Since March 31, 2012, there are no conditions or events that management believes have changed our status as “well-capitalized.”

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	March 31, 2012		December 31, 2011
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$61,933	$62,932	$61,417	$62,488
Total risk-based capital	66,070	67,069	65,697	66,768
Risk-weighted assets	376,815	376,543	350,060	349,886

The following capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the date stated:

	March 31, 2012		December 31, 2011
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	13.32%	13.53%	13.19%	13.42%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	16.44%	16.70%	17.54%	17.86%	4.00%	> 6.00%
Total risk-based capital ratio	17.53%	17.80%	18.76%	19.08%	8.00%	> 10.00%

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking, because as a financial institution, we derive a significant amount of our operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are invested into interest-earning assets (e.g., loans and investments) at various terms and rates.

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

The following table, “Gap Report”, indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position at March 31, 2012 of $153.2 million. This net asset-sensitive position was a result of $323.3 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $170.1 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position at March 31, 2012 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$36,487	$—	$—	$—	$41,320
Fed funds sold	2,067	—	—	—	2,067
Securities	2,157	2,146	8,851	57,075	71,687
Loans	267,922	12,515	48,333	29,442	358,215
Allowance for loan and lease losses	—	—	—	—	(4,137)
Premises and equipment	—	—	—	—	5,884
Intangibles	—	—	—	—	16,263
OREO	—	—	—	—	478
Other assets	—	—	—	—	3,413

Total assets	$308,633	$14,661	$57,184	$86,517	$495,190

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$53,304
Interest-bearing deposits	89,966	80,113	149,839	19,045	338,959
Fed funds purchased	—	—	—	—	—
Borrowed funds	—	—	—	20,000	20,000
Other liabilities	—	—	—	—	2,340
Shareholders’ equity	—	—	—	—	80,587

Total liabilities and equity	$89,966	$80,113	$149,839	$39,045	$495,190

Discrete gap:	$218,667	$(65,452)	$(92,655)	$47,472
Cumulative gap:	$218,667	$153,215	$60,560	$108,032

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the date stated. Approximately $11 million of the increase in commitments from December 31, 2011 to March 31, 2012 is due to our participation in the warehouse lending program.

	March 31, 2012	December 31, 2011
Commercial lines of credit	$67,022	$33,014
Commercial real estate	20,565	9,822
Residential real estate	6,577	5,915
Consumer	840	772
Letters of credit	3,194	3,050

Total commitments	$98,198	$52,573

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed, or implied by, in the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in Part I, Item 1A in the 2011 Form 10-K and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•

the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	our limited operating history;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	the adequacy of our cash reserves and liquidity;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the Securities and Exchange Commission (the “SEC”).

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by our liability insurance.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, “Risk Factors” in the 2011 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in the 2011 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: May 14, 2012	/S/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	/S/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)