Form 10-Q
period 2012-06-30
Xenith Bankshares, Inc.
filed 2012-08-13
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, par value $1.00 per share, outstanding at August 3, 2012 was 10,446,928.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(in thousands, except share data)	(Unaudited) June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$29,506	$50,540
Federal funds sold	2,422	5,255

Total cash and cash equivalents	31,928	55,795
Securities available for sale, at fair value	62,750	68,466
Loans held for sale	76,976	—
Loans held for investment, net of allowance for loan and lease losses, 2012 - $4,323; 2011 - $4,280	321,991	321,859
Premises and equipment, net	5,815	6,009
Other real estate owned	458	808
Goodwill and other intangible assets, net	16,172	16,354
Accrued interest receivable	1,570	1,475
Other assets	5,934	6,699

Total assets	$523,594	$477,465

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$282,645	$228,031
Savings	3,792	3,517
Time	132,879	143,459

Total deposits	419,316	375,007
Accrued interest payable	280	351
Borrowings	20,000	20,000
Other liabilities	2,405	1,803

Total liabilities	442,001	397,161

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 8,381 shares issued and outstanding as of June 30, 2012 and December 31, 2011	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 10,446,928 shares issued and outstanding as of June 30, 2012 and December 31, 2011	10,447	10,447
Additional paid-in capital	71,093	70,964
Accumulated deficit	(9,854)	(10,950)
Accumulated other comprehensive income, net of tax	1,526	1,462

Total shareholders’ equity	81,593	80,304

Total liabilities and shareholders’ equity	$523,594	$477,465

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(in thousands, except per share data)	June 30, 2012	June 30, 2011
Interest income
Interest and fees on loans	$6,080	$2,827
Interest on securities	451	511
Interest on federal funds sold and deposits in other banks	17	8

Total interest income	6,548	3,346

Interest expense
Interest on deposits	656	236
Interest on time certificates of $100,000 and over	221	121
Interest on federal funds purchased and borrowed funds	93	128

Total interest expense	970	485

Net interest income	5,578	2,861
Provision for loan and lease losses	547	510

Net interest income after provision for loan and lease losses	5,031	2,351

Noninterest income
Service charges on deposit accounts	73	52
Net gain (loss) on sale and write-down of OREO	138	(76)
Gains on sales of securities	—	27
Other	43	45

Total noninterest income	254	48

Noninterest expense
Compensation and benefits	2,856	2,105
Occupancy	347	337
FDIC insurance	92	87
Bank franchise taxes	144	90
Technology	389	328
Communications	66	54
Insurance	73	46
Professional fees	263	297
Travel	74	49
OREO expenses	1	11
Supplies	31	21
Amortization of intangible assets	91	30
Other expenses	26	27

Total noninterest expense	4,453	3,482

Income (loss) before income tax	832	(1,083)
Income tax expense	—	—

Net income (loss)	832	(1,083)

Preferred stock dividend	(27)	—

Net income (loss) available to common shareholders	$805	$(1,083)

Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of tax	268	573
Net unrealized loss on derivative, net of tax	(135)	—

Comprehensive income (loss)	$965	$(510)

Earnings (loss) per common share (basic and diluted):	$0.08	$(0.11)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(in thousands, except per share data)	June 30, 2012	June 30, 2011
Interest income
Interest and fees on loans	$11,696	$5,612
Interest on securities	919	989
Interest on federal funds sold and deposits in other banks	55	11

Total interest income	12,670	6,612

Interest expense
Interest on deposits	1,336	418
Interest on time certificates of $100,000 and over	506	292
Interest on federal funds purchased and borrowed funds	185	275

Total interest expense	2,027	985

Net interest income	10,643	5,627
Provision for loan and lease losses	907	1,480

Net interest income after provision for loan and lease losses	9,736	4,147

Noninterest income
Service charges on deposit accounts	132	97
Net gain (loss) on sale and write-down of OREO	129	(15)
Gains on sales of securities	219	27
Other	129	85

Total noninterest income	609	194

Noninterest expense
Compensation and benefits	5,794	4,191
Occupancy	736	693
FDIC insurance	182	158
Bank franchise taxes	294	150
Technology	805	613
Communications	138	119
Insurance	148	76
Professional fees	510	509
Travel	127	77
OREO expenses	3	94
Supplies	69	54
Amortization of intangible assets	182	60
Other expenses	214	104

Total noninterest expense	9,202	6,898

Income (loss) before income tax	1,143	(2,557)
Income tax expense	—	—

Net income (loss)	1,143	(2,557)

Preferred stock dividend	(47)	—

Net income (loss) available to common shareholders	$1,096	$(2,557)

Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of tax	253	833
Net unrealized loss on derivative, net of tax	(189)	—

Comprehensive income (loss)	$1,207	$(1,724)

Earnings (loss) per common share (basic and diluted):	$0.10	$(0.32)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(in thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income (loss)	$1,143	$(2,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and lease losses	907	1,480
Depreciation and amortization	650	557
Net amortization of securities	354	273
Accretion of acquisition accounting adjustments	(1,605)	(1,377)
Gains on sales of securities	(219)	(27)
Share-based compensation expense	129	73
Gain on sale of fixed assets	—	(9)
Net (gain) loss on sale and write-down of OREO	(129)	15
Change in operating assets and liabilities:
Accrued interest receivable	(95)	(50)
Other assets	622	890
Accrued interest payable	(70)	(48)
Other liabilities	316	(402)

Net cash provided by (used in) operating activities	2,003	(1,182)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	14,111	9,410
Purchase of securities	(8,277)	(12,253)
Net increase in loans	(76,314)	(30,819)
Net proceeds from sale of OREO	479	2,350
Net purchase of premises and equipment	(274)	(279)
Sale (purchase) of FRB and FHLB stock	143	(185)

Net cash used in investing activities	(70,132)	(31,776)

Cash flows from financing activities
Net increase in demand and savings deposits	54,889	33,517
Net decrease in time deposits	(10,580)	(6,165)
Net decrease in federal funds purchased and borrowed funds	—	(5,000)
Proceeds from the issuance of common stock	—	17,683
Preferred stock dividend	(47)	—

Net cash provided by financing activities	44,262	40,035

Net (decrease) increase in cash and cash equivalents	(23,867)	7,077
Cash and cash equivalents
Beginning of period	55,795	12,201

End of period	$31,928	$19,278

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$2,098	$1,572

Transfer of loans to foreclosed assets	$358	$—

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of June 30, 2012, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (the “FDIC”) acted as receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received a cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets of VBB ($5.9 million). The VBB Acquisition was completed without any shared-loss agreement.

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at

June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011, and the statements of cash flows for the six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

All of the loans acquired in the Paragon Transaction were performing loans as of the acquisition date. As of June 30, 2012, the remaining fair value adjustment related to the acquired loans was $1.3 million.

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

The remaining fair value adjustment, as of June 30, 2012, related to the loans acquired in the VBB Acquisition was $9.2 million. The outstanding carrying value, as of June 30, 2012, of purchased-impaired loans was $20.3 million.

Note 4. Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to June 30, 2012 and December 31, 2011 was $1.8 million and $1.5 million, respectively.

Note 5. Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	June 30, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$48,776	$1,419	$—	$50,195
- Variable rate	2,420	143	—	2,563
Collateralized mortgage obligations	8,710	179	—	8,889
Trust preferred securities	1,120	—	(17)	1,103

Total securities available for sale	$61,026	$1,741	$(17)	$62,750

	December 31, 2011
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$53,518	$1,254	$(1)	$54,771
- Variable rate	2,489	131	—	2,620
Collateralized mortgage obligations	9,866	199	—	10,065
Trust preferred securities	1,123	—	(113)	1,010

Total securities available for sale	$66,996	$1,584	$(114)	$68,466

At June 30, 2012 and December 31, 2011, the company had securities with a fair value of $7.3 million and $20.2 million, respectively, pledged as collateral for public deposits.

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category, and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	June 30, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Trust preferred securities	1	—	—	1,103	(17)	1,103	(17)

Total securities	1	$—	$—	$1,103	$(17)	$1,103	$(17)

	December 31, 2011
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	2	$5,998	$(1)	$—	$—	$5,998	$(1)
Trust preferred securities	1	1,010	(113)	—	—	1,010	(113)

Total securities	3	$7,008	$(114)	$—	$—	$7,008	$(114)

At June 30, 2012, the company held an interest in one trust preferred security with a book value and fair value of $1.1 million. The trust preferred security had a rating of Ba2 by Moody’s Investors Service, Inc. and BB+ by Standard and Poor’s Rating Services. All other securities are investment grade. The unrealized loss positions at June 30, 2012 were directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that are in an unrealized loss position at June 30, 2012, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments are not considered to be other-than-temporarily impaired at June 30, 2012; therefore, no impairment has been recognized.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans held for investment as of the dates stated:

	June 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$175,424	53.76%	$168,417	51.64%
Commercial real estate	120,857	37.04%	126,525	38.80%
Residential real estate	23,661	7.25%	25,847	7.93%
Consumer	6,372	1.95%	5,350	1.63%

Loans held for investment	326,314	100.00%	326,139	100.00%
Allowance for loan and lease losses	(4,323)		(4,280)

Loans held for investment, net of allowance	321,991		321,859
Loans held for sale	76,976		—

Total loans	$398,967		$321,859

Loans held for investment include unearned fees, net of capitalized origination costs, of $392 thousand and $288 thousand, as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, $118.1 million of loans were pledged as collateral for borrowing capacity.

Loans Held for Sale

In the first quarter of 2012, the Bank entered into a sub-participation agreement with a major commercial bank (the “participating bank”) that extends credit nationwide to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators that seek funding to facilitate the origination of mortgage loans. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators deliver the loan to the investor. Typically, the Bank, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

Loans Held for Investment

The following table presents the company’s loans held for investment by regulatory risk ratings classification and by loan type as of the dates stated. As defined by the Federal Reserve and adopted by the company, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard or doubtful are classified as “pass”.

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$171,599	$578	$3,247	$—	$175,424
Commercial real estate	104,249	8,382	8,226	—	120,857
Residential real estate	23,002	88	571	—	23,661
Consumer	5,956	250	44	—	6,250
Overdrafts	122	—	—	—	122

Total loans	$304,928	$9,298	$12,088	$—	$326,314

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$165,590	$562	$1,923	$342	$168,417
Commercial real estate	104,493	9,650	11,837	545	126,525
Residential real estate	25,083	181	583	—	25,847
Consumer	4,966	274	45	—	5,285
Overdrafts	65	—	—	—	65

Total loans	$300,197	$10,667	$14,388	$887	$326,139

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized and measured pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies”, and (2) a component for individual loan impairment recognized pursuant to FASB ASC Topic 310 “Receivables.” A loan is impaired when, based on current information and events, it is probable that all amounts due (principal and interest) according to the contractual terms of the loan agreement will not be collected.

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

In assessing the adequacy of the allowance for loan and lease losses as of the end of a reporting period, loan risk ratings are evaluated. Each loan is assigned two risk ratings at origination. One risk rating is based on the company’s assessment of the borrower’s financial capacity, and the other is based on the assessment of the quality of collateral. In addition to the assessment of risk ratings, internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to policies and procedures, and external observable data such as industry and general economic trends is considered.

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

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	June 30, 2012	December 31, 2011
Balance at beginning of period	$4,280	$1,766
Charge-offs:
Commercial and industrial	—	333
Commercial real estate	781	973
Residential real estate	—	93
Consumer	—	3
Overdrafts	7	13

Total charge-offs	788	1,415

Recoveries:
Commercial and industrial	—	72
Commercial real estate	19	12
Residential real estate	—	—
Consumer	—	—
Overdrafts	2	2

Total recoveries	21	86

Net charge-offs	767	1,329

Provision for loan and lease losses	907	4,005
Less: Amount for unfunded commitments	(97)	(162)

Balance at end of period	$4,323	$4,280

The following table presents the allowance for loan and lease losses and the amount individually and collectively evaluated for impairment by loan type as of the dates stated:

	June 30, 2012
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$1,081	$193	$888
Commercial real estate	3,109	878	2,231
Residential real estate	124	—	124
Consumer	9	—	9

Total allowance for loan and lease losses	$4,323	$1,071	$3,252

	December 31, 2011
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$748	$—	$748
Commercial real estate	3,370	1,318	2,052
Residential real estate	133	—	133
Consumer	29	—	29

Total allowance for loan and lease losses	$4,280	$1,318	$2,962

As of June 30, 2012, there were five commercial and industrial loans totaling $1.1 million and 14 commercial real estate loans totaling $3.0 million that were individually evaluated for impairment. Of these amounts, three commercial and industrial loans in the amount of $298 thousand and 12 commercial real estate loans in the amount of $1.6 million were identified as credit-impaired loans acquired in the VBB Acquisition. Of the 12 commercial real estate loans, seven in the amount of $366 thousand are related to a single borrower. As of December 31, 2011, there were three commercial real estate loans totaling $3.2 million that were individually evaluated for impairment.

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). A portion of the loans acquired in the VBB Acquisition were deemed by management to be credit-impaired loans qualifying for accounting under ASC 310-30.

Acquired loans for which the timing or amount of expected future cash flows cannot be predicted are accounted for on cost recovery, whereby principal and interest payments are recorded as a reduction of the carrying value of the loan receivable, and the fair value adjustment is not recognized into income until which time the company has recovered its full carrying value of the loan receivable.

Pursuant to the merger with First Bankshares, the acquired loans were adjusted to estimated fair value with a discount of $7.6 million. As of July 29, 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were also adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively.

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of June 30, 2012 and December 31, 2011, the company had $945 thousand and $308 thousand, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

In applying ASC 310-30 to acquired loans, the company must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments and the liquidation value of underlying collateral, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools if the loans have common risk characteristics. The company has estimated cash flows expected to be collected on a loan-by-loan basis.

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan.

During the second quarter of 2012, the company re-evaluated expected cash flows resulting in an impairment charge of $367 thousand due to deterioration in the timing and/or amount of cash flows of certain loans since initial measurement. This impairment amount is reported as a provision for loan and lease losses in the consolidated statements of operations and comprehensive income (loss). If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed. The re-evaluation also resulted in certain higher yields which are recognized in interest income on a prospective basis.

The following table presents the accretion activity as of the dates stated. Disposals represent reductions of discounts through the resolution of acquired loans at amounts less than the contractually-owed receivable.

	June 30, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion	(1,605)	(3,568)
Disposals	(1,638)	(2,045)

Balance at end of period	$10,764	$14,007

The following table presents the age analysis of loans past due as of the dates stated:

	June 30, 2012
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$31	$1,919	$1,950
Commercial real estate	—	3,551	3,551
Residential real estate	147	126	273
Consumer	10	7	17

Total	$188	$5,603	$5,791

	December 31, 2011
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$1,536	$514	$2,050
Commercial real estate	804	5,223	6,027
Residential real estate	269	125	394
Consumer	22	—	22

Total	$2,631	$5,862	$8,493

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. As of June 30, 2012, there were no loans past due greater than 90 days for which interest is accruing.

	June 30, 2012	December 31, 2011
Commercial and industrial	$1,919	$514
Commercial real estate	3,551	5,223
Residential real estate	126	125
Consumer	7	—

Total nonaccrual loans	$5,603	$5,862
Other real estate owned	458	808

Total nonperforming assets	$6,061	$6,670

In accordance with Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, the company assesses all restructurings for potential identification as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. As of June 30, 2012, the company had identified 10 loans as TDRs, which totaled $1.3 million. Of this amount, eight loans in the amount of $1.2 million were identified as credit-impaired loans acquired in the VBB Acquisition. Of the 10 loans, seven in the amount of $366 thousand were nonperforming at June 30, 2012 and are related to a single borrower. At December 31, 2011, one loan in the amount of $124 thousand was identified as a TDR.

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

The following table presents goodwill and other intangible assets as of the dates stated:

	June 30, 2012	December 31, 2011
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(527)	(345)

Net core deposit intangibles	$3,183	$3,365

Unamortizable goodwill	$12,989	$12,989

Total goodwill and other intangible assets, net	$16,172	$16,354

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	June 30, 2012	December 31, 2011
Noninterest-bearing demand deposits	$72,504	$47,489
Interest-bearing:
Demand and money market	210,141	180,542
Savings deposits	3,792	3,517
Time deposits of $100,000 or more	71,129	80,742
Other time deposits	61,750	62,717

Total deposits	$419,316	$375,007

Note 9. Derivatives

Cash Flow Hedge

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to an interest rate swap, whereby the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2012, the company had one interest rate swap with a notional amount of $20 million that is designated as a cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the period ended June 30, 2012, the interest rate swap was used to hedge the variable cash outflows associated with a LIBOR-based borrowing. There was no ineffective portion of the derivative during this period. The amount reported in accumulated other comprehensive income as of June 30, 2012 was a loss of $197 thousand.

The company has an agreement with the counterparty to its derivative which contains a provision whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. The company has minimum collateral requirements with its counterparty, and as of June 30, 2012, $0 has been pledged as collateral under the agreement, because the valuation of the derivative has not surpassed contractually specified minimum transfer amounts. Subsequent to June 30, 2012, the derivative did not meet the minimum transfer amount, and the company deposited $250 thousand with the counterparty. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of June 30, 2012, $93 thousand was recorded in other assets and $102 thousand was recorded in other liabilities related to non-designated hedges. For the period ended June 30, 2012, the amount recognized in net income related to non-designated hedges was insignificant. The company had no non-hedge derivatives prior to the first quarter of 2012.

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

As of June 30, 2012, the company’s net deferred tax asset was $4.8 million, for which a full valuation allowance is recorded, based primarily on the fact that the company experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income. Net operating loss carryforwards must be utilized within the statutory carryforward period, which under current law is 20 years.

Note 11. Earnings (Loss) per Common Share

The following table summarizes basic and diluted earnings (loss) per common share calculations for the periods stated:

	For the Three Months Ended June 30,
	2012	2011
Net income (loss)	$832	$(1,083)
Preferred stock dividend	(27)	—

Net income (loss) available to common shareholders	$805	$(1,083)

Weighted average shares outstanding, basic	10,467	10,229
Dilutive shares, stock options	17	—

Weighted average shares outstanding, diluted	10,484	10,229

Earnings (loss) per common share, basic	$0.08	$(0.11)

Earnings (loss) per common share, diluted	$0.08	$(0.11)

	For the Six Months Ended June 30,
	2012	2011
Net income (loss)	$1,143	$(2,557)
Preferred stock dividend	(47)	—

Net income (loss) available to common shareholders	$1,096	$(2,557)

Weighted average shares outstanding, basic	10,467	8,050
Dilutive shares, stock options	12	—

Weighted average shares outstanding, diluted	10,479	8,050

Earnings (loss) per common share, basic	$0.10	$(0.32)

Earnings (loss) per common share, diluted	$0.10	$(0.32)

Note 12. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, the company sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 was 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full. For the three- and six-month periods ended June 30, 2012, the company’s dividend was $27 thousand and $47 thousand, respectively, representing a 1% rate for both periods.

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

The following table presents unfunded commitments outstanding as of the dates stated:

	June 30, 2012	December 31, 2011
Commercial lines of credit	$63,610	$33,014
Commercial real estate	20,849	9,822
Residential real estate	7,020	5,915
Consumer	981	772
Letters of credit	1,916	3,050
Loans held for sale	23,024	—

Total commitments	$117,400	$52,573

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of June 30, 2012 Using
	June 30, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$50,195	$—	$50,195	$—
- Variable rate	2,563	—	2,563	—
Collateralized mortgage obligations	8,889	—	8,889	—
Trust preferred securities	1,103	—	1,103	—
Loans held for sale	76,976	—	76,976	—
Cash flow hedge	(197)	—	(197)	—
Interest rate derivative - asset	93	—	93	—
Interest rate derivative - liability	(102)	—	(102)	—
Assets measured on a nonrecurring basis:
Impaired loans	6,879	—	—	6,879
Other real estate owned	458	—	—	458

		Fair Value Measurements as of December 31, 2011 Using
	December 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$54,771	$—	$54,771	$—
- Variable rate	2,620	—	2,620	—
Collateralized mortgage obligations	10,065	4,154	5,911	—
Trust preferred securities	1,010	—	1,010	—
Cash flow hedge	(8)	—	(8)	—
Assets measured on a nonrecurring basis:
Impaired loans	5,986	—	—	5,986
Other real estate owned	808	—	—	808

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	June 30, 2012		Fair Value Measurements as of June 30, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$29,506	$29,506	$29,506	$—	$—
Federal funds sold	2,422	2,422	—	2,422	—
Securities available for sale	62,750	62,750	—	62,750	—
Loans held for sale	76,976	76,976	—	76,976	—
Loans held for investment, net	321,991	322,019	—	—	322,019
Interest rate derivative	93	93	—	93	—
Accrued interest receivable	1,570	1,570	—	1,570	—
Financial liabilities:
Cash flow hedge	$197	$197	$—	$197	$—
Interest rate derivative	102	102	—	102	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	419,316	419,782	—	419,782	—
Accrued interest payable	280	280	—	280	—

	December 31, 2011		Fair Value Measurements as of December 31, 2011 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$50,540	$50,540	$50,540	$—	$—
Federal funds sold	5,255	5,255	—	5,255	—
Securities available for sale	68,466	68,466	4,154	64,312	—
Loans held for investment, net	321,859	323,294	—	—	323,294
Accrued interest receivable	1,475	1,475	—	1,475	—
Financial liabilities:
Cash flow hedge	$8	$8	$—	$8	$—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	375,007	376,026	—	376,026	—
Accrued interest payable	351	351	—	351	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). The data presented as of June 30, 2012 and for the three and six-month periods ended June 30, 2012 and 2011 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2011 is derived from our audited financial statements as of and for the year ended December 31, 2011, which is included in the 2011 Form 10-K.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xentith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands. Columns and rows of amounts presented in tables may not total due to rounding.

BUSINESS OVERVIEW

Xenith Bankshares is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are geographically focused on the Washington, D.C.-MD-VA-WV, Richmond-Petersburg, VA, and the Norfolk-Virginia Beach-Newport News, VA-NC metropolitan statistical areas, which we refer to as our target markets. As of June 30, 2012, the Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk, Virginia in the merger with First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. SuffolkFirst Bank opened its first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the former SuffolkFirst Bank branches operate under the name Xenith Bank. As of June 30, 2012, we had total assets of $523.6 million, total loans, net of the allowance for loan and lease losses, of $399.0 million, total deposits of $419.3 million and shareholders’ equity of $81.6 million.

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

During the first quarter of 2012, the Bank began participating in a nationwide warehouse lending program with a major commercial bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank extend credit nationwide to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators that seek funding to facilitate the origination of mortgage loans. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators deliver the loans to the investor. Substantially all of the loans are conforming loans. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of June 30, 2012, we had $77.0 million in loans held for sale.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and cash on deposit with other banks. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains on the sale of securities, derivative income, and other miscellaneous income. Deposits and Federal Home Loan Bank borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits.

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

Acquisitions

Effective on July 29, 2011, the Bank acquired select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office (the “Paragon Branch”) of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the Paragon Branch (the “Paragon Transaction”). The Paragon Transaction was completed in accordance with the terms of the Amended and Restated Purchase and Assumption Agreement, dated as of July 25, 2011 (the “Paragon Agreement”), between the Bank and Paragon. Under the terms of the Paragon Agreement, Paragon retained the real and personal property associated with the Paragon Branch and, following the receipt of required regulatory approvals, the Paragon Branch was closed. At the closing of the Paragon Transaction, Paragon made a cash payment to the Bank in the amount of $17.3 million, which represents the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%.

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) acted as receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received a cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets of VBB ($5.9 million). The VBB Acquisition was completed without any shared-loss agreement.

Industry Conditions

Across the country, the recent recession and tepid recovery have impacted businesses, consumers and real estate values, and has taken a toll on banks. Since the beginning of 2009, the FDIC has closed approximately 430 failed banks. Georgia, Florida, California and Illinois account for over half of all the failures. In Virginia, there have been four failures, one of which was Virginia Business Bank, the assets and liabilities of which we acquired in July 2011. Besides the number of actual bank failures, the recession and weak recovery have taken a toll on many banks that are still operating. In our target markets alone, there are numerous banks that are undercapitalized, have high levels of criticized and non-performing assets, and some are under written agreements with their regulators requiring that they address their short-comings.

The Federal Open Market Committee (“FOMC”) publicly stated on August 1, 2012 that the economy has decelerated somewhat, and despite some improvement in business investment, the housing sector remains depressed and the unemployment rate remains elevated. The FOMC expects moderate economic growth over the coming quarters and then growth to pick up very gradually. The FOMC stated that inflation has declined due to decreases in prices of crude oil and gasoline prices. The FOMC expects “to maintain a highly accommodative stance for monetary policy” and stated that economic conditions “are likely to warrant exceptionally low levels for the federal funds rate for at least through late 2014.” The FOMC also stated that it is maintaining its existing policy of reinvesting principal payments from its securities holdings. The unemployment rate, as published by the Bureau of Labor Statistics, ended the second quarter of 2012 at 8.2%, which is down only slightly from 8.5% at the end of 2011.

Our nation’s unemployment and underemployment problems have led to a prolonged period of very low interest rates, squeezing the net interest margins of banks and making it harder to make a profit.

Outlook

We believe we are well positioned to take advantage of competitive opportunities. We believe that we will benefit from (1) our strong capital base, which we believe will allow us to compete effectively with both the larger, more established super-regional and national banks, as well as the smaller, locally managed community banks operating in our target markets, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team and board of directors. We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects our estimate of losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to acquired credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. Yield and impairment for acquired credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “— Financial Condition — Allowance for Loan and Lease Losses” below and in measuring impairment for acquired credit-impaired loans is contained under “— Financial Condition — Allowance for Loan and Lease Losses — Acquired loans” below.

Our critical accounting policies are discussed in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2011 Form 10-K. Since December 31, 2011, there have been no changes in these policies that have had or could reasonably be expected to have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Income (Loss)

For the three months ended June 30, 2012, we reported net income of $832 thousand, compared to a net loss of $1.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, we reported net income of $1.1 million, compared to a net loss of $2.6 million for the six months ended June 30, 2011. Increased net income in both the three- and six-month periods was driven primarily by greater net interest income, partially offset by greater noninterest expense. Also contributing to higher net income in the six-month period of 2012 was a lower provision for loan and lease losses.

The following table presents our net income (loss) and earnings (loss) per common share information for the periods stated. In April 2011, common shares outstanding increased 4.6 million as a result of the completion of our underwritten public offering of shares of our common stock. In September 2011, we received $8.4 million from the U.S. Department of Treasury pursuant to its Small Business Lending Fund Program (“SBLF”) and issued 8,361 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A.

	For the Three Months Ended June 30,
	2012	2011
Net income (loss)	$832	$(1,083)

Preferred stock dividend	(27)	—

Net income (loss) available to common shareholders	$805	$(1,083)

Earnings (loss) per common share, basic and diluted	$0.08	$(0.11)

	For the Six Months Ended June 30,
	2012	2011
Net income (loss)	$1,143	$(2,557)

Preferred stock dividend	(47)	—

Net income (loss) available to common shareholders	$1,096	$(2,557)

Earnings (loss) per common share, basic and diluted	$0.10	$(0.32)

Net Interest Income

For the three months ended June 30, 2012, net interest income was $5.6 million compared to $2.9 million for the three months ended June 30, 2011, an increase of $2.7 million, or 95%. Higher net interest income was primarily due to higher average loan balances, partially offset by higher balances and costs of interest-bearing deposits. As presented in the table below, net interest margin for the three-month period ended June 30, 2012 was 4.75%, a 40 basis point increase from 4.35% for the same period in 2011. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. These higher balances are primarily a result of the loans acquired and deposits assumed in the Paragon Transaction and the VBB Acquisition that occurred in the third quarter of 2011. Additionally, the cash provided by these acquisitions has been deployed in higher yielding assets. Excluding the effect of acquisition accounting adjustments, net interest margin for the three months ended June 30, 2012 increased 47 basis points, to 3.97% from 3.50% for the same period in 2011.

Average interest-earning assets and related interest income increased $206.3 million and $3.2 million, respectively, for the three-month period ended June 30, 2012 compared to the same period in 2011. Average interest-bearing liabilities and related interest expense increased $154.9 million and $485 thousand, respectively, for the three-month period ended June 30, 2012 compared to the same period in 2011. Yields on interest-earning assets increased 49 basis points to 5.58%, while costs of interest-bearing liabilities increased 12 basis points to 1.10%, when comparing the three-month period ended June 30, 2012 to the same period in 2011. Average interest-earning assets as a percentage of total assets increased to 94.7% for the three-month period ended June 30, 2012 from 91.4% for the same period in 2011.

For the six months ended June 30, 2012, net interest income was $10.6 million compared to $5.6 million for the six months ended June 30, 2011, an increase of $5.0 million, or 89%. Contributing to higher net interest income and net interest margin was higher average loan balances, partially offset by higher balances and costs of interest-bearing deposits. As noted above, these higher balances are primarily a result of the third quarter 2011 acquisitions. As presented in the table below, net interest margin for the six months ended June 30, 2012 was 4.60%, a 2 basis point increase from the same period ended June 30, 2011. Excluding the effect of acquisition accounting adjustments, net interest margin for the six months ended June 30, 2012 was 4.20%, a 74 basis point increase from 3.46% for the same period in 2011.

Average interest-earning assets and related interest income increased $217.3 million and $6.1 million, respectively, for the six-month period ended June 30, 2012 compared to the same period in 2011. Average interest-bearing liabilities and related interest expense increased $162.1 million and $1.0 million, respectively, for the six-month period ended June 30, 2012 compared to the same period in 2011. Yields on interest-earning assets increased 9 basis points to 5.47%, and costs of interest-bearing liabilities increased 11 basis points to 1.15%, when comparing the six-month period ended June 30, 2012 to the same period in 2011. Average interest-earning assets as a percentage of total assets increased to 94.6% for the six-month period ended June 30, 2012 from 90.9% for the same period in 2011.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion for the three months ended June 30, 2012 and 2011 was $921 thousand and $292 thousand, respectively. The effect of this accretion on net interest margin was 78 basis points and 44 basis points, respectively, for the three-month periods ended June 30, 2012 and 2011. For the six-month periods ended June 30, 2012 and June 30, 2011, loan discount accretion was $1.6 million and $836 thousand, respectively. The effect of this accretion on net interest margin was 40 basis points and 112 basis points, respectively, for the six months ended June 30, 2012 and June 30, 2011.

Time deposits acquired in the merger were also adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and was amortized as a reduction of interest expense over a two-year period beginning December 2009. The effect of this amortization was a decrease in interest expense of $270 thousand for the three-month period ended June 30, 2011 and $540 thousand for the six-month period ended June 30, 2011. This fair value adjustment had no effect on the three and six-month periods ended June 30, 2012. The effect of this adjustment on net interest margin in the three and six-month periods ended June 30, 2011 was 41 basis points and 44 basis points, respectively.

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
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase (Decrease)	Change due to (2)
	2012	2011	2012	2011	2012	2011		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,320	$653	0.22%	0.00%	$1	$—	$1	$1	$—
Investments / Interest-earning deposits	93,797	83,097	1.99%	2.50%	467	519	(52)	(113)	62
Loans held for sale	45,451	—	3.67%	0.00%	417	—	417	—	417
Loans held for investment, gross (3)	328,924	179,400	6.89%	6.30%	5,662	2,827	2,836	284	2,552

Total interest-earning assets	469,491	263,150	5.58%	5.09%	6,548	3,346	3,202	171	3,031

Noninterest-earning assets:
Cash and due from banks	4,503	2,821
Premises and fixed assets	5,916	6,273
Other assets	19,733	18,394
Allowance for loan and lease losses	(4,041)	(2,766)

Total noninterest-earning assets	26,111	24,722

Total assets	$495,602	$287,872

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,260	$5,392	0.23%	0.21%	$7	$3	$4	$0	$4
Savings and money market deposits	187,699	69,300	0.86%	0.95%	405	164	241	(16)	257
Time deposits	133,196	103,933	1.40%	0.73%	465	190	275	210	65
Federal funds purchased and borrowed funds	20,517	20,158	1.82%	2.54%	93	128	(35)	(37)	2

Total interest-bearing liabilities	353,672	198,783	1.10%	0.98%	970	485	485	157	328

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	58,437	24,651
Other liabilities	2,126	1,560

Total noninterest-bearing liabilities	60,562	26,211

Shareholders’ equity	81,368	62,879

Total liabilities and shareholders’ equity	$495,602	$287,872

Interest rate spread (4)			4.48%	4.11%
Net interest income (5)					$5,578	$2,861	$2,717	$14	$2,703

Net interest margin (6)			4.75%	4.35%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2012 and 2011 includes $921 thousand and $292 thousand, respectively, in accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 is reduced by $270 thousand related to acquistion fair value adjustments. There is no fair value adjustment in 2012.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Six Months Ended June 30,
							2012 vs. 2011
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase (Decrease)	Change due to (2)
	2012	2011	2012	2011	2012	2011		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,622	$551	0.15%	0.00%	$1	$—	$1	$1	$—
Investments / Interest-earning deposits	109,862	74,532	1.77%	2.68%	973	1,000	(27)	(407)	380
Loans held for sale	24,853	—	3.69%	0.00%	459	—	459	—	459
Loans held for investment, gross (3)	326,760	170,720	6.88%	6.57%	11,237	5,612	5,625	270	5,355

Total interest-earning assets	463,097	245,803	5.47%	5.38%	12,670	6,612	6,058	(136)	6,194

Noninterest-earning assets:
Cash and due from banks	4,588	2,577
Premises and fixed assets	5,967	6,329
Other assets	20,038	18,495
Allowance for loan and lease losses	(4,193)	(2,649)

Total noninterest-earning assets	26,400	24,752

Total assets	$489,497	$270,555

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,235	$5,511	0.26%	0.22%	$16	$6	$9	$1	$8
Savings and money market deposits	181,947	58,069	0.88%	0.92%	802	268	534	(12)	547
Time deposits	137,515	102,351	1.49%	0.85%	1,024	436	588	404	185
Federal funds purchased and borrowed funds	20,295	23,935	1.83%	2.30%	186	275	(90)	(51)	(38)

Total interest-bearing liabilities	351,992	189,866	1.15%	1.04%	2,027	985	1,043	341	702

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	54,384	22,890
Other liabilities	2,177	2,069

Total noninterest-bearing liabilities	56,562	24,958

Shareholders’ equity	80,944	55,731

Total liabilities and shareholders’ equity	$489,497	$270,555

Interest rate spread (4)			4.32%	4.34%
Net interest income (5)					$10,643	$5,627	$5,015	$(476)	$5,492

Net interest margin (6)			4.60%	4.58%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2012 and 2011 includes $1,605 thousand and $836 thousand, respectively, in accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 is reduced by $540 thousand related to acquistion fair value adjustments. There is no fair value adjustment in 2012.

Noninterest Income

For the three and six months ended June 30, 2012, noninterest income increased $206 thousand and $415 thousand, respectively, compared to the same periods of 2011. These increases were primarily due to gains on the sales of properties held as other real estate owned (“OREO”). Additionally, gains on sales of investment securities of $219 thousand contributed to higher noninterest income in the six-month period.

Noninterest Expense

For the three- and six-month periods ended June 30, 2012, noninterest expense increased $971 thousand and $2.3 million, respectively, compared to the same periods in 2011. In both the three- and six-month periods, this increase was due primarily to higher compensation and benefits of as we hired the personnel associated with the Paragon Branch, which was acquired in July 2011, and other personnel. Amortization of intangibles increased in both periods due to the core deposit intangibles we acquired in the Paragon Transaction. The remaining increase was to support our growth.

Income Taxes

In the three- and six-month periods ended June 30, 2012, we reported no income tax expense or benefit. Our net deferred tax asset as of June 30, 2012 was $4.8 million for which a full valuation allowance was recorded, based primarily on the fact that we experienced cumulative losses over the past three years. Future realization of the tax benefit of existing deductible temporary differences and net operating loss carryforwards is dependent on the company generating sufficient future taxable income. Net operating loss carryforwards must be utilized within the statutory carryforward period, which under current law is 20 years.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	June 30, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$48,776	$50,195	3.25	2.48%
- Variable rate	2,420	2,563	11.25	3.40%
Collateralized mortgage obligations	8,710	8,889	3.39	2.70%
Trust preferred securities	1,120	1,103	4.79	7.76%

Total securities available-for-sale	$61,026	$62,750	3.62	2.65%

	December 31, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$53,518	$54,771	2.81	2.57%
- Variable rate	2,489	2,620	11.08	3.11%
Collateralized mortgage obligations	9,866	10,065	3.19	2.76%
Trust preferred securities	1,123	1,010	15.29	7.75%

Total securities available-for-sale	$66,996	$68,466	3.39	2.70%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	June 30, 2012
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	16,642	1.96%	33,553	2.74%	50,195	2.48%
- Variable rate	—	—	—	—	—	—	2,563	3.40%	2,563	3.40%
Collateralized Mortgage Obligations	—	—	—	—	—	—	8,889	2.70%	8,889	2.70%
Trust preferred securities	—	—	—	—	—	—	1,103	7.76%	1,103	7.76%

Total securities available for sale	$—	—	$—	—	$16,642	1.96%	$46,108	2.89%	$62,750	2.65%

	December 31, 2011
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	18,613	2.16%	36,158	2.78%	54,771	2.57%
- Variable rate	—	—	—	—	—	—	2,620	3.11%	2,620	3.11%
Collateralized Mortgage Obligations	—	—	—	—	—	—	10,065	2.76%	10,065	2.76%
Trust preferred securities	—	—	—	—	—	—	1,010	7.75%	1,010	7.75%

Total securities available for sale	$—	—	$—	—	$18,613	2.16%	$49,853	2.91%	$68,466	2.70%

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	June 30, 2012
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$39,884	$41,153	48.9%
- Federal Home Loan Mortgage Corporation	11,312	11,605	13.9%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	June 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$175,424	53.76%	$168,417	51.64%
Commercial real estate	120,857	37.04%	126,525	38.80%
Residential real estate	23,661	7.25%	25,847	7.93%
Consumer	6,372	1.95%	5,350	1.63%

Loans held for investment	326,314	100.00%	326,139	100.00%
Allowance for loan and lease losses	(4,323)		(4,280)

Loans held for investment, net of allowance	321,991		321,859
Loans held for sale	76,976		—

Total loans	$398,967		$321,859

Loans held for sale

In the first quarter of 2012, we entered into a sub-participation with a major commercial bank (the “participating bank”) that extends credit nationwide to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators that seek funding to facilitate the origination of loans. The originators underwrite and close mortgage loans consistent with established underwriting standards of approved investors, and once the loans close, the originators deliver the loans to the investor. Typically, we, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, we classify these loans as held for sale and they are carried at the lower of cost or fair value, determined on an aggregate basis. As of June 30, 2012, we had $77.0 million in loans held for sale.

Loans held for investment

The following tables provide the maturity analysis of our loans held for investment portfolio as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	June 30, 2012
	Within 1 year	Variable Rate			Fixed Rate			Total Maturities
		1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year
Commercial and industrial (1)	$81,028	$50,661	$2,748	$53,409	$35,966	$3,102	$39,068	$173,505
Commercial real estate (2)	42,682	49,102	5,422	54,524	19,964	136	20,100	117,306
Residential real estate (3)	4,790	7,797	3,023	10,820	4,528	3,396	7,924	23,534
Consumer (4)	3,415	1,326	544	1,870	951	7	958	6,243
Overdrafts	122	—	—	—	—	—	—	122

Total loans	$132,037	$108,886	$11,737	$120,623	$61,409	$6,641	$68,050	$320,710

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $779 thousand in nonaccrual variable-rate loans.
(2)	Excludes $1.9 million in nonaccrual fixed-rate loans and $1.7 million in nonaccrual variable-rate loans.
(3)	Excludes $126 thousand in nonaccrual fixed-rate loans.
(4)	Excludes $8 thousand in nonaccrual fixed-rate loans.

	December 31, 2011
	Within 1 year	Variable Rate			Fixed Rate			Total Maturities
		1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year
Commercial and industrial (1)	$67,515	$50,694	$4,953	$55,647	$40,672	$4,078	$44,750	$167,912
Commercial real estate (2)	28,075	51,678	5,601	57,279	34,704	1,211	35,915	121,269
Residential real estate (3)	3,931	7,706	3,953	11,659	6,291	3,841	10,132	25,722
Consumer	2,518	1,827	251	2,078	680	10	690	5,286
Overdrafts	65	—	—	—	—	—	—	65

Total loans	$102,104	$111,905	$14,758	$126,663	$82,347	$9,140	$91,487	$320,254

(1)	Excludes $504 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $5.3 million in nonaccrual variable-rate loans.
(3)	Excludes $125 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised 70.1% of our loan portfolio at June 30, 2012, and 68.1% at December 31, 2011. Commercial real estate (“CRE”) loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized pursuant to FASB ASC Topic 450, “Contingencies,” and (2) a specific reserve component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, “Receivables.” A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

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

In assessing the adequacy of our allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two risk ratings at origination. One risk rating is based on our assessment of our borrower’s financial capacity and the other is based on our assessment of the quality of our collateral. In addition to our assessment of risk ratings, we also consider internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to our policies and procedures, and external observable data such as industry and general economic trends.

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

For the three months ended June 30, 2012 and 2011, we recorded provision expense of $547 thousand and $510 thousand, respectively. For the six months ended June 30, 2012 and 2011, we recorded provision expense of $907 thousand and $1.5 million, respectively. Of the amounts recorded in the three- and six-month periods ended June 30, 2012, $367 thousand relates to the remeasurement of certain acquired credit-impaired loans, which is further discussed below. Higher provision expense in the 2011 period was primarily due to greater growth in loans held for investment during this period. Our allowance for loan and lease losses as of June 30, 2012 increased only slightly from December 31, 2011 primarily due to the charge-off of two loans which were acquired in the merger.

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	June 30, 2012		December 31, 2011
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$1,081	53.76%	$748	51.64%
Commercial real estate	3,109	37.04%	3,370	38.80%
Residential real estate	124	7.25%	133	7.93%
Consumer	9	1.95%	29	1.63%

Total allowance for loan and lease losses	$4,323	100.00%	$4,280	100.00%

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). We determined that a portion of the loans acquired in the VBB Acquisition were credit-impaired loans qualifying for accounting under ASC 310-30.

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

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of June 30, 2012 and December 31, 2011, we had $945 thousand and $308 thousand, respectively, of nonaccretable difference related to the loans acquired in the VBB Acquisition.

In applying ASC 310-30 to acquired loans, we must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including our knowledge of the borrower’s financial condition at the time of measurement, historical payment activity and the estimated liquidation value of underlying collateral, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools if the loans have common risk characteristics. We have estimated cash flows expected to be collected on a loan-by-loan basis.

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan.

During the second quarter of 2012, we performed this re-evaluation, which resulted in an impairment charge of $367 thousand that is recorded in our provision for loan and lease losses in the consolidated statement of operations and comprehensive income (loss). If upon remeasurement in a future period, a loan for which we have taken an impairment charge is expected to have cash flows that exceed those determined in a prior period, some portion of the impairment charge could be reversed. Our re-evaluation of future cash flows also resulted in higher yields on certain of the acquired credit-impaired loans, which is recognized in interest income in future periods.

The following table presents our accretion activity as of the dates stated. Disposals represent reduction of discounts through the resolution of acquired loans at amounts less than the contractually owed receivable.

	June 30, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion	(1,605)	(3,568)
Disposals	(1,638)	(2,045)

Balance at end of period	$10,764	$14,007

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2012 and December 31, 2011, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

At June 30, 2012 and December 31, 2011, we had $458 thousand and $808 thousand, respectively, in OREO consisting primarily of commercial properties and undeveloped land. OREO asset valuations are evaluated periodically, and any necessary write-down to fair value is recorded as impairment. In the six-month period ended June 30, 2012, we sold an OREO property we were carrying at $456 thousand; we also acquired an OREO property we are carrying at $312 thousand. We reported a net gain of $138 thousand and $129 thousand, respectively, for the three- and six-month periods ended June 30, 2012 due to the disposition or write-down to fair value of the properties.

All of our nonperforming assets at June 30, 2012 were acquired in the merger and the VBB Acquisition and their carrying values were adjusted to fair value immediately following the merger, in applying the acquisition method of accounting.

The following table presents our nonperforming assets and various performance ratios as of the dates stated. Ratios presented are based on loans that do not include loans held for sale.

	June 30, 2012	December 31, 2011
Nonaccrual loans	$5,603	$5,862
Other real estate owned	458	808

Total nonperforming assets	$6,061	$6,670

Nonperforming assets as a percentage of total loans	1.86%	2.05%
Nonperforming assets as a percentage of total assets	1.16%	1.40%
Net charge-offs as a percentage of average loans	0.23%	0.58%
Allowance for loan and lease losses as a percentage of total loans	1.32%	1.31%
Allowance for loan and lease losses to nonaccrual loans	77.15%	73.01%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of June 30, 2012 totaled $419.3 million, compared to deposits of $375.0 million at December 31, 2011, an increase of $44.3 million, or 12%. Demand deposits, including money market accounts, increased $54.6 million, or 24%, over balances at December 31, 2011, while time deposits decreased $10.5 million, or 7.4%. Approximately $70 million of the deposits we acquired in the VBB Acquisition were Internet time deposits, of which, as of June 30, 2012, approximately 60% of these Internet time deposits had been liquidated. As of June 30, 2012 and December 31, 2011, $42.3 million and $31.9 million, respectively, of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”), which we refer to as brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	June 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$54,384	—	$33,894	—
Interest-bearing deposits:
Demand and money market	190,568	0.85%	111,554	0.96%
Savings accounts	3,614	0.43%	3,562	0.50%
Time deposits $100,000 or greater	74,880	1.39%	64,122	1.10%
Time deposits less than $100,000	62,635	1.61%	55,186	0.59%

Total interest-bearing deposits	331,697	1.11%	234,424	0.89%

Total average deposits	$386,081	0.95%	$268,318	0.78%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of June 30, 2012:

	Within 3 Months	3-6 Months	6-12 Months (1)	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$20,097	$8,852	$11,308	$30,872	$71,129	16.96%

(1)	Includes CDARS deposits of $4.4 million.

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	June 30, 2012				December 31, 2011
	Period End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$211	0.76%	$—	$2,191	$296	0.90%
Other borrowings	—	—	84	0.42%	—	1,000	779	0.55%

Total short-term borrowings	$—	$—	$295	0.67%	$—	$3,191	$1,075	0.65%

We have one secured long-term borrowing with the Federal Home Loan Bank (“FHLB”) in the amount of $20 million. In the third quarter of 2011, we modified the then-existing borrowing, which was a non-amortizing, fixed rate (2.495%) term loan maturing on January 25, 2013. The modified borrowing is also a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The modified borrowing matures on September 28, 2015. In connection with the modification, we paid a fee of $533 thousand, which is recorded in other assets on our consolidated balance sheet and is being recognized as interest expense over the remaining term of the borrowing.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. The derivative is designated as a cash flow hedge, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of June 30, 2012 was an unrealized loss of $197 thousand. As of June 30, 2012, there was no ineffective portion of the derivative.

We have an agreement with the counterparty to our derivative that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of June 30, 2012, $0 had been pledged as collateral under the agreement, because the valuation of the derivative had not surpassed the contractually specified minimum transfer amount of $250 thousand. Subsequent to June 30, 2012, the derivative did meet the minimum transfer amount and we deposited $250 thousand as collateral. If we are not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value.

For the six-month period ended June 30, 2012, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, was 1.82%.

LIQUIDITY AND CAPITAL RESOURCES

In the six-month period ended June 30, 2012, cash and cash equivalents decreased $23.9 million compared to an increase of $7.1 million in the same period in 2011. Net cash provided by operating activities increased $3.2 million, to $2.0 million, for the six-month period ended June 30, 2012 compared to net cash used in operating activities of $1.2 million for the same period in 2011. This increase was primarily a result of higher pre-tax net income in the 2012 period. Net cash used in investing activities increased $38.4 million, to $70.1 million, for the six-month period ended June 30, 2012 compared to the same period in 2011. The greater use of cash in the 2012 period was primarily due to cash used to fund loans, which was $45.5 million greater in the six-month period ended June 30, 2012 compared to the same period in 2011. This increase in cash used to fund loans was partially offset by proceeds from securities, which was $4.7 million higher in the 2012 period. Net cash provided by financing activities in the six-month period ended June 30, 2012 was $44.3 million compared to $40.0 million for the same period of 2011. Greater cash provided by financing activities in the 2012 period was primarily due to the increase in deposits, which increased $16.9 million over the 2011 period. In the six-month period ended June 30, 2011, we increased cash by $17.7 million through the issuance of our common stock and decreased our borrowings by $5.0 million.

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

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to an unsecured credit line from our primary correspondent bank in the amount of $9.0 million. This line is for short-term liquidity needs and is subject to the prevailing federal funds interest rate.

We have secured borrowing facilities with the FHLB and the Federal Reserve. The total credit availability under the FHLB facility is equal to 30% of our total assets. Under this facility, we have one non-amortizing term loan outstanding for $20 million, which was modified from a previous facility in September 2011. This borrowing bears a rate of 20 basis points over LIBOR, which resets quarterly, and matures on September 28, 2015. As of June 30, 2012, our total credit availability under this facility was $148.2 million, based on our December 31, 2011 balance sheet. At the time we entered into the FHLB term loan, we entered into an interest rate swap whereby we pay fixed amounts to a counterparty in exchange for receiving variable payments over the life of the agreement without the exchange of the underlying notional amount which is $20 million. The total credit availability under the Federal Reserve facility as of June 30, 2012 was $68.8 million and is based on our pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of June 30, 2012.

We also have three additional lines of credit by national banks to borrow federal funds up to $21.0 million in total on an unsecured basis. These uncommitted lines of credit can be cancelled at any time. One line for $5.0 million terminates on June 30, 2013, if not cancelled earlier, and the other lines totaling $18.0 million have no stated termination date. As of June 30, 2012, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs that may arise, within realistic limitations, for the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, which is the period beginning December 22, 2009 and ending December 22, 2012, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partners’ application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of June 30, 2012, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well- capitalized.” Since June 30, 2012, there are no conditions or events that management believes have changed our status as “well-capitalized.”

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	June 30, 2012		December 31, 2011
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$63,062	$63,895	$61,417	$62,488
Total risk-based capital	67,643	68,476	65,697	66,768
Risk-weighted assets	393,588	393,417	350,060	349,886

The following capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the date stated:

	June 30, 2012		December 31, 2011		Regulatory Minimum	Well Capitalized
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 leverage ratio	13.18%	13.35%	13.19%	13.42%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	16.02%	16.24%	17.54%	17.86%	4.00%	> 6.00%
Total risk-based capital ratio	17.19%	17.41%	18.76%	19.08%	8.00%	> 10.00%

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

The following table, “Gap Report”, indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position at June 30, 2012 of $215.7 million. This net asset-sensitive position was a result of $383.0 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $167.3 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position at June 30, 2012 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$21,221	$—	$—	$—	$29,506
Fed funds sold	2,422	—	—	—	2,422
Securities	10,510	6,932	14,758	28,864	62,787
Loans	320,388	21,496	37,825	26,321	403,289
Allowance for loan and lease losses	—	—	—	—	(4,323)
Premises and equipment	—	—	—	—	5,815
Intangibles	—	—	—	—	16,172
OREO	—	—	—	—	458
Other assets	—	—	—	4,227	7,468

Total assets	$354,541	$28,428	$52,583	$59,412	$523,594

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$72,504
Interest-bearing deposits	103,336	63,949	162,896	16,631	346,813
Borrowed funds	—	—	—	20,000	20,000
Other liabilities	—	—	—	—	2,684
Shareholders’ equity	—	—	—	—	81,593

Total liabilities and equity	$103,336	$63,949	$162,896	$36,631	$523,594

Discrete gap:	$251,205	$(35,521)	$(110,313)	$22,781
Cumulative gap:	$251,205	$215,684	$105,371	$128,152

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the date stated:

	June 30, 2012	December 31, 2011
Commercial lines of credit	$63,610	$33,014
Commercial real estate	20,849	9,822
Residential real estate	7,020	5,915
Consumer	981	772
Letters of credit	1,916	3,050
Loans held for sale	23,024	—

Total commitments	$117,400	$52,573

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

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	our limited operating history;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	the adequacy of our cash reserves and liquidity;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Effective August 14, 2012, the company’s Board of Directors will grant stock options to purchase an aggregate of 200,100 shares of the company’s common stock to certain officers pursuant to employment agreements and to certain non-officer employees, including T. Gaylon Layfield, III, President and Chief Executive Officer (69,600), Thomas W. Osgood, Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (34,800), Ronald E. Davis, Executive Vice President, Chief Operations and Technology Officer and Corporate Secretary (17,400), and Wellington W. Cottrell, III, Executive Vice President and Chief Credit Officer (17,400). These options will be granted as a result of the Bank achieving annual profitability, as defined under the employment agreements. The option will have an exercise price equal to the closing price of the company’s common stock on The NASDAQ Capital Market on August 14, 2012, vest in three equal annual installments from the date of grant, and have a 10-year term.

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

XENITH BANKSHARES, INC.

Date: August 13, 2012	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2012	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)