Form 10-Q
period 2012-09-30
Xenith Bankshares, Inc.
filed 2012-11-09
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, par value $1.00 per share, outstanding at November 2, 2012 was 10,446,928.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(in thousands, except share data)	(Unaudited) September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$49,818	$50,540
Federal funds sold	986	5,255

Total cash and cash equivalents	50,804	55,795
Securities available for sale, at fair value	62,574	68,466
Loans held for sale	74,632	—
Loans held for investment, net of allowance for loan and lease losses, 2012 - $4,658; 2011 - $4,280	336,495	321,859
Premises and equipment, net	5,586	6,009
Other real estate owned	321	808
Goodwill and other intangible assets, net	16,080	16,354
Accrued interest receivable	1,585	1,475
Deferred tax asset	4,363	—
Other assets	5,571	6,699

Total assets	$558,011	$477,465

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$313,708	$228,031
Savings	4,050	3,517
Time	130,386	143,459

Total deposits	448,144	375,007
Accrued interest payable	290	351
Borrowings	20,000	20,000
Other liabilities	2,405	1,803

Total liabilities	470,839	397,161

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 8,381 shares issued and outstanding as of September 30, 2012 and December 31, 2011	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 10,446,928 shares issued and outstanding as of September 30, 2012 and December 31, 2011	10,447	10,447
Additional paid-in capital	71,176	70,964
Accumulated deficit	(3,971)	(10,950)
Accumulated other comprehensive income, net of tax of $587 in 2012	1,139	1,462

Total shareholders’ equity	87,172	80,304

Total liabilities and shareholders’ equity	$558,011	$477,465

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

(in thousands, except per share data)	September 30, 2012	September 30, 2011
Interest income
Interest and fees on loans	$6,431	$5,129
Interest on securities	367	484
Interest on federal funds sold and deposits in other banks	15	31

Total interest income	6,813	5,644

Interest expense
Interest on deposits	683	447
Interest on time certificates of $100,000 and over	209	180
Interest on federal funds purchased and borrowed funds	93	185

Total interest expense	985	812

Net interest income	5,828	4,832
Provision for loan and lease losses	476	1,620

Net interest income after provision for loan and lease losses	5,352	3,212

Noninterest income
Service charges on deposit accounts	81	42
Net loss on sale and write-down of OREO	(148)	(166)
Gains on sales of securities	1	38
Bargain purchase gain	—	8,658
Other	52	9

Total noninterest income	(14)	8,581

Noninterest expense
Compensation and benefits	2,598	2,508
Occupancy	355	419
FDIC insurance	58	87
Bank franchise taxes	160	90
Technology	385	446
Communications	68	88
Insurance	73	48
Professional fees	325	696
OREO expenses	8	119
Amortization of intangible assets	91	74
Other expenses	264	371

Total noninterest expense	4,385	4,946

Income before income tax	953	6,847
Income tax benefit (expense)	4,950	(58)

Net income	5,903	6,789

Preferred stock dividend	(21)	(2)

Net income available to common shareholders	$5,882	$6,787

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of tax of $695 in 2012	(375)	377
Net unrealized loss on derivative, net of tax of $108 in 2012	(12)	—

Comprehensive income	$5,516	$7,166

Earnings per common share (basic and diluted):	$0.56	$0.65

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

(in thousands, except per share data)	September 30, 2012	September 30, 2011
Interest income
Interest and fees on loans	$18,127	$10,741
Interest on securities	1,285	1,472
Interest on federal funds sold and deposits in other banks	71	43

Total interest income	19,483	12,256

Interest expense
Interest on deposits	2,019	865
Interest on time certificates of $100,000 and over	715	472
Interest on federal funds purchased and borrowed funds	279	460

Total interest expense	3,013	1,797

Net interest income	16,470	10,459
Provision for loan and lease losses	1,383	3,100

Net interest income after provision for loan and lease losses	15,087	7,359

Noninterest income
Service charges on deposit accounts	213	139
Net loss on sale and write-down of OREO	(19)	(180)
Gains on sales of securities	220	64
Bargain purchase gain	—	8,658
Other	182	94

Total noninterest income	596	8,775

Noninterest expense
Compensation and benefits	8,144	6,574
Occupancy	1,091	1,112
FDIC insurance	239	244
Bank franchise taxes	454	240
Technology	1,190	1,059
Communications	207	208
Insurance	221	124
Professional fees	834	1,205
OREO expenses	10	213
Amortization of intangible assets	274	134
Other expenses	922	731

Total noninterest expense	13,586	11,844

Income before income tax	2,097	4,290
Income tax benefit (expense)	4,950	(58)

Net income	7,047	4,232

Preferred stock dividend	(68)	(2)

Net income available to common shareholders	$6,979	$4,230

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of tax of $695 in 2012	(122)	1,210
Net unrealized loss on derivative, net of tax of $108 in 2012	(201)	—

Comprehensive income	$6,724	$5,442

Earnings per common share (basic and diluted):	$0.67	$0.48

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

(in thousands)	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income	$7,047	$4,232
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	1,383	3,100
Depreciation and amortization	982	888
Net amortization of securities	543	402
Accretion of acquisition accounting adjustments	(2,658)	(2,886)
Deferred tax benefit	(4,950)	—
Gains on sales of securities	(220)	(64)
Share-based compensation expense	212	116
Loss on sale of fixed assets	—	25
Bargain purchase gain	—	(8,658)
Net loss on sale and write-down of OREO	19	180
Change in operating assets and liabilities:
Net increase in loans held for sale	(74,632)	—
Accrued interest receivable	(110)	(30)
Other assets	795	494
Accrued interest payable	(61)	(265)
Other liabilities	225	5,176

Net cash (used in) provided by operating activities	(71,425)	2,710

Cash flows from investing activities
Cash and cash equivalents acquired in acquisitions	—	54,538
Proceeds from sales, maturities and calls of securities	20,595	14,417
Purchase of securities	(14,454)	(15,518)
Net increase in loans held for investment	(13,292)	(29,883)
Net proceeds from sale of OREO	469	805
Net purchase of premises and equipment	(286)	(351)
Sale (purchase) of FRB and FHLB stock	333	(2)

Net cash (used in) provided by investing activities	(6,635)	24,006

Cash flows from financing activities
Net increase in demand and savings deposits	86,210	79,896
Net decrease in time deposits	(13,073)	(46,023)
Net decrease in federal funds purchased and borrowed funds	—	(14,885)
Proceeds from the issuance of preferred stock	—	8,381
Proceeds from the issuance of common stock	—	17,683
Preferred stock dividend	(68)	(2)

Net cash provided by financing activities	73,069	45,050

Net (decrease) increase in cash and cash equivalents	(4,991)	71,766
Cash and cash equivalents
Beginning of period	55,795	12,201

End of period	$50,804	$83,967

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$3,073	$2,787

Transfer of loans to foreclosed assets	$459	$619

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of September 30, 2012, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

On September 21, 2011, as part of the Small Business Lending Fund of the United States Department of the Treasury (“U.S. Treasury”), the company entered into a Small Business Lending Fund—Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the U.S Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at

September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011, and the statements of cash flows for the nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

All of the loans acquired in the Paragon Transaction were performing loans as of the acquisition date. As of September 30, 2012, the remaining fair value adjustment related to the acquired loans was $1.3 million.

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

The remaining fair value adjustment, as of September 30, 2012, related to the loans acquired in the VBB Acquisition was $7.5 million. The carrying value, as of September 30, 2012, of purchased-impaired loans was $19.4 million.

Note 4. Restrictions of Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to September 30, 2012 and December 31, 2011 was $2.6 million and $1.5 million, respectively.

Note 5. Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	September 30, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$47,354	$1,760	$—	$49,114
- Variable rate	2,246	160	—	2,406
Collateralized mortgage obligations	10,930	138	(14)	11,054

Total securities available for sale	$60,530	$2,058	$(14)	$62,574

	December 31, 2011
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$53,518	$1,254	$(1)	$54,771
- Variable rate	2,489	131	—	2,620
Collateralized mortgage obligations	9,866	199	—	10,065
Trust preferred securities	1,123	—	(113)	1,010

Total securities available for sale	$66,996	$1,584	$(114)	$68,466

As of September 30, 2012 and December 31, 2011, the company had securities with a fair value of $6.5 million and $20.2 million, respectively, pledged as collateral for public deposits.

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	September 30, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	1	3,612	(14)	—	—	3,612	(14)

Total securities	1	$3,612	$(14)	$—	$—	$3,612	$(14)

	December 31, 2011
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	2	$5,998	$(1)	$—	$—	$5,998	$(1)
Trust preferred securities	1	1,010	(113)	—	—	1,010	(113)

Total securities	3	$7,008	$(114)	$—	$—	$7,008	$(114)

All investments held as of September 30, 2012 were investment grade. The unrealized loss position at September 30, 2012 was directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at September 30, 2012, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at September 30, 2012; therefore, no impairment has been recognized.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans held for investment as of the dates stated:

	September 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$173,137	50.75%	$168,417	51.64%
Commercial real estate	137,922	40.43%	126,525	38.80%
Residential real estate	24,407	7.15%	25,847	7.93%
Consumer	5,687	1.67%	5,350	1.63%

Loans held for investment	341,153	100.00%	326,139	100.00%
Allowance for loan and lease losses	(4,658)		(4,280)

Loans held for investment, net of allowance	336,495		321,859
Loans held for sale	74,632		—

Total loans	$411,127		$321,859

Loans held for investment included unearned fees, net of capitalized origination costs, of $233 thousand and $288 thousand, as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, $135.2 million of loans were pledged as collateral for borrowing capacity.

Loans Held for Sale

In the first quarter of 2012, the Bank entered into a sub-participation agreement with a major commercial bank (the “participating bank”) that extends credit nationwide to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators that seek funding to facilitate the origination of mortgage loans. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators deliver the loans to the investors. Typically, the Bank, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

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

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$167,396	$1,937	$3,804	$—	$173,137
Commercial real estate	125,115	5,436	7,371	—	137,922
Residential real estate	23,113	341	953	—	24,407
Consumer	5,085	191	240	—	5,516
Overdrafts	171	—	—	—	171

Total loans	$320,880	$7,905	$12,368	$—	$341,153

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$165,590	$562	$1,923	$342	$168,417
Commercial real estate	104,493	9,650	11,837	545	126,525
Residential real estate	25,083	181	583	—	25,847
Consumer	4,966	274	45	—	5,285
Overdrafts	65	—	—	—	65

Total loans	$300,197	$10,667	$14,388	$887	$326,139

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

The allowance for loan and lease losses is determined based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as are originated by the company. In evaluating the loan portfolio, qualitative factors, such as general economic conditions, nationally and in the company’s target markets, are considered, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive income. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

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

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	For the three months ended September 30,
	2012	2011
Balance at beginning of period	$4,323	$2,986
Charge-offs:
Commercial and industrial	51	312
Commercial real estate	119	723
Residential real estate	—	21
Consumer	—	(1)
Overdrafts	1	4

Total charge-offs	171	1,059

Recoveries:
Commercial and industrial	—	25
Commercial real estate	—	—
Residential real estate	—	—
Consumer	3	—
Overdrafts	—	—

Total recoveries	3	25

Net charge-offs	168	1,034

Provision for loan and lease losses	476	1,620
Less: Amount for unfunded commitments	27	(151)

Balance at end of period	$4,658	$3,421

	For the nine months ended September 30,
	2012	2011
Balance at beginning of period	$4,280	$1,766
Charge-offs:
Commercial and industrial	51	312
Commercial real estate	900	973
Residential real estate	—	71
Consumer	—	3
Overdrafts	8	11

Total charge-offs	959	1,370

Recoveries:
Commercial and industrial	—	67
Commercial real estate	19	8
Residential real estate	—	—
Consumer	3	—
Overdrafts	2	1

Total recoveries	24	76

Net charge-offs	935	1,294

Provision for loan and lease losses	1,383	3,100
Less: Amount for unfunded commitments	(70)	(151)

Balance at end of period	$4,658	$3,421

The following table presents the allowance for loan and lease losses and the amount individually and collectively evaluated for impairment by loan type as of the dates stated:

	September 30, 2012
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$1,115	$277	$838
Commercial real estate	3,365	1,103	2,262
Residential real estate	152	7	145
Consumer	26	16	10

Total allowance for loan and lease losses	$4,658	$1,403	$3,255

	December 31, 2011
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Balance at end of period applicable to:
Commercial and industrial	$748	$—	$748
Commercial real estate	3,370	1,318	2,052
Residential real estate	133	—	133
Consumer	29	—	29

Total allowance for loan and lease losses	$4,280	$1,318	$2,962

As of September 30, 2012, there were nine commercial and industrial loans totaling $2.5 million, 17 commercial real estate loans totaling $5.1 million, two residential real estate loans totaling $388 thousand, and one consumer loan totaling $64 thousand that were individually evaluated for impairment. Of the 29 total loans individually evaluated for impairment, four commercial and industrial loans totaling $754 thousand, 14 commercial real estate loans totaling $3.6 million, two residential real estate loans totaling $388 thousand, and one consumer loan totaling $64 thousand were identified as credit-impaired loans acquired in the VBB Acquisition. Of the 14 commercial real estate loans, five totaling $193 thousand are related to a single borrower. As of December 31, 2011, there were three commercial real estate loans totaling $3.2 million that were individually evaluated for impairment.

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

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of September 30, 2012 and December 31, 2011, the company had $613 thousand and $308 thousand, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

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

During the third quarter of 2012, the company re-evaluated expected cash flows resulting in an impairment charge of $231 thousand due to deterioration in the timing and/or amount of cash flows of certain loans since the prior quarter measurement. This impairment amount is reported as a provision for loan and lease losses in the consolidated statements of operations and comprehensive income and a component of allowance for loan and lease losses. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed.

The following table presents the accretion activity as of the dates stated. Disposals represent reductions of discounts through the resolution of acquired loans at amounts less than the contractually-owed receivable.

	September 30, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion	(2,658)	(3,568)
Disposals	(2,309)	(2,045)

Balance at end of period	$9,040	$14,007

The following table presents the age analysis of loans past due as of the dates stated:

	September 30, 2012
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$516	$1,874	$2,390
Commercial real estate	—	2,940	2,940
Residential real estate	630	39	669
Consumer	—	2	2

Total	$1,146	$4,855	$6,001

	December 31, 2011
	31-90 days Past Due	Greater than 90 days	Total Past Due
Commercial and industrial	$1,536	$514	$2,050
Commercial real estate	804	5,223	6,027
Residential real estate	269	125	394
Consumer	22	—	22

Total	$2,631	$5,862	$8,493

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2012, there were no loans past due greater than 90 days for which interest was accruing.

	September 30, 2012	December 31, 2011
Commercial and industrial	$1,874	$514
Commercial real estate	2,940	5,223
Residential real estate	39	125
Consumer	2	—

Total nonaccrual loans	$4,855	$5,862
Other real estate owned	321	808

Total nonperforming assets	$5,176	$6,670

In accordance with Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, the company assesses all restructurings for potential identification as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. As of September 30, 2012, the company had identified 10 loans as TDRs, which totaled $1.2 million. Of this amount, seven loans totaling $343 thousand were identified as credit-impaired loans acquired in the VBB Acquisition and are related to a single borrower. Nine of the 10 loans were nonperforming at September 30, 2012. At December 31, 2011, one loan in the amount of $124 thousand was identified as a TDR.

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

The following table presents goodwill and other intangible assets as of the dates stated:

	September 30, 2012	December 31, 2011
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(619)	(345)

Net core deposit intangibles	$3,091	$3,365

Unamortizable goodwill	$12,989	$12,989

Total goodwill and other intangible assets, net	$16,080	$16,354

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	September 30, 2012	December 31, 2011
Noninterest-bearing demand deposits	$59,812	$47,489
Interest-bearing:
Demand and money market	253,896	180,542
Savings deposits	4,050	3,517
Time deposits of $ 100,000 or more	69,664	80,742
Other time deposits	60,722	62,717

Total deposits	$448,144	$375,007

Note 9. Derivatives

Cash Flow Hedge

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to an interest rate swap, whereby the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2012, the company had one interest rate swap with a notional amount of $20 million that is designated as a cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the period ended September 30, 2012, the interest rate swap was used to hedge the variable cash outflows associated with a $20 million LIBOR-based borrowing. There was no ineffective portion of the derivative during this period. The amount reported in accumulated other comprehensive income as of September 30, 2012 was a loss of $210 thousand, net of a tax benefit of $108 thousand. As of September 30, 2012, a liability of $318 thousand was recorded in other liabilities on the consolidated balance sheet related to this derivative.

The company has an agreement with the counterparty to its derivative which contains a provision, whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. The company has minimum collateral requirements with its counterparty, and as of September 30, 2012, $250 thousand has been pledged as collateral under the agreement, as the valuation of the derivative has surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of September 30, 2012, $122 thousand was recorded in other assets and $131 thousand was recorded in other liabilities related to non-designated hedges. The company had no non-hedge derivatives prior to the first quarter of 2012.

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

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are recovered or settled. Deferred tax assets and liabilities are stated at tax rates expected to be in effect in the year(s) the differences reverse. A valuation allowance is recorded against all or a portion of deferred tax assets when it is more likely than not that all or a portion of the asset will not be realized.

Net deferred tax assets as of September 30, 2012 were $4.4 million. As of that date, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence.

As part of its evaluation as of September 30, 2012, the company considered the following positive evidence:

•	The company is in a positive cumulative pre-tax income position for the period since the merger with First Bankshares.

•	The company’s quarterly pre-tax operating results have improved each of the prior four quarters ending September 30, 2012.

•	The company’s financial projections are sufficient to absorb net deferred tax assets.

•	The company expects to generate taxable income, before the utilization of net operating losses, in 2012 and in future years.

•	Deferred tax assets include $2.3 million related to $6.8 million of net operating losses, which under current law, can be carried forward for 20 years from the date reported.

•

The company believes it has not experienced a “change in control,” as defined under Internal Revenue Code Section 382 and related regulations, since the effective date of the merger with First Bankshares in 2009. Accordingly, the company believes it has incurred no limitations on the use of its net operating losses since the date of the merger.

•	The company believes its allowance for loan and lease losses plus its discounts recorded on acquired loans to be adequate to avoid significant charges to net income related to problem loans.

•	A significant portion of the company’s net interest income is based on long-term contracts with a significant number of customers.

As part of its evaluation as of September 30, 2012, the company considered the following negative evidence:

•	The company does not have taxable income in carryback periods available to offset existing deferred tax assets.

•	The company has no executable tax planning strategies to utilize future tax deductible amounts.

•	The company operates in a competitive and highly-regulated industry, which could impact its future profitability.

Based on the weight of available evidence as of September 30, 2012, the company believes it is more likely than not that its net deferred tax asset will be utilized in future periods; therefore, at September 30, 2012, the company reversed the $4.4 million valuation allowance. In the three and nine months ended September 30, 2012, the company reported a deferred tax benefit of $5.0 million in net income and a deferred tax expense of $0.6 million in other comprehensive income.

For the year ended December 31, 2011, net deferred tax assets were $5.2 million for which a full valuation was recorded.

Note 11. Earnings per Common Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated:

	For the Three Months Ended September 30,
	2012	2011
Net income	$5,903	$6,789
Preferred stock dividend	(21)	(2)

Net income available to common shareholders	$5,882	$6,787

Weighted average shares outstanding, basic	10,447	10,447
Dilutive shares, stock options	26	—

Weighted average shares outstanding, diluted	10,473	10,447

Earnings per common share, basic	$0.56	$0.65

Earnings per common share, diluted	$0.56	$0.65

	For the Nine Months Ended September 30,
	2012	2011
Net income	$7,047	$4,232
Preferred stock dividend	(68)	(2)

Net income available to common shareholders	$6,979	$4,230

Weighted average shares outstanding, basic	10,447	8,858
Dilutive shares, stock options	16	—

Weighted average shares outstanding, diluted	10,463	8,858

Earnings per common share, basic	$0.67	$0.48

Earnings per common share, diluted	$0.67	$0.48

Note 12. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, the company sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 was 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one-half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full. For the three- and nine-month periods ended September 30, 2012, the company’s dividends were $21 thousand and $68 thousand, respectively, representing a 1% rate for both periods.

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

The following table presents unfunded commitments outstanding as of the dates stated:

	September 30, 2012	December 31, 2011
Commercial lines of credit	$67,145	$33,014
Commercial real estate	14,083	9,822
Residential real estate	7,423	5,915
Consumer	1,426	772
Letters of credit	2,746	3,050
Loans held for sale	25,368	—

Total commitments	$118,191	$52,573

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter, and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The company expects changes in classifications between levels will be rare.

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2012, substantially all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows. Other impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012 and 2011, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of September 30, 2012 Using
	September 30, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$49,114	$—	$49,114	$—
- Variable rate	2,406		2,406	—
Collateralized mortgage obligations	11,054	3,079	7,975	—
Loans held for sale	74,632	—	74,632	—
Cash flow hedge	(318)	—	(318)	—
Interest rate derivative—asset	122	—	122	—
Interest rate derivative—liability	(131)	—	(131)	—
Assets measured on a nonrecurring basis:
Impaired loans	4,978	—	—	4,978
Other real estate owned	321	—	—	321

		Fair Value Measurements as of December 31, 2011 Using
	December 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$54,771	$—	$54,771	$—
- Variable rate	2,620	—	2,620	—
Collateralized mortgage obligations	10,065	4,154	5,911	—
Trust preferred securities	1,010	—	1,010	—
Cash flow hedge	(8)	—	(8)	—
Assets measured on a nonrecurring basis:
Impaired loans	5,986	—	—	5,986
Other real estate owned	808	—	—	808

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	September 30, 2012		Fair Value Measurements as of September 30, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$49,818	$49,818	$49,818	$—	$—
Federal funds sold	986	986	—	986	—
Securities available for sale	62,574	62,574	3,079	59,495	—
Loans held for sale	74,632	74,632	—	74,632	—
Loans held for investment, net	336,495	335,876	—	—	335,876
Interest rate derivative	122	122	—	122	—
Accrued interest receivable	1,585	1,585	—	1,585	—
Financial liabilities:
Cash flow hedge	$318	$318	$—	$318	$—
Interest rate derivative	131	131	—	131	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	448,144	448,426	—	448,426	—
Accrued interest payable	290	290	—	290	—

	December 31, 2011		Fair Value Measurements as of December 31, 2011 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$50,540	$50,540	$50,540	$—	$—
Federal funds sold	5,255	5,255	—	5,255	—
Securities available for sale	68,466	68,466	4,154	64,312	—
Loans held for investment, net	321,859	323,294	—	—	323,294
Accrued interest receivable	1,475	1,475	—	1,475	—
Financial liabilities:
Cash flow hedge	$8	$8	$—	$8	$—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	375,007	376,026	—	376,026	—
Accrued interest payable	351	351	—	351	—

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

Note 15. Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805), “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial

Institution”. The ASU specifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. This ASU becomes effective for fiscal years and interim periods within those years beginning on or after December 15, 2012. As the company does not have an indemnification asset, this ASU will have no effect on the company’s consolidated financial position or consolidated results of operations as a result of adoption.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350), “Testing Indefinite-Lived Intangible Assets for Impairment”. The amendments in this ASU are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. This guidance becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company does not anticipate any effect on its consolidated financial position or consolidated results of operations as a result of adoption for the fiscal year ending December 31, 2013.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), “Testing Goodwill for Impairment”. This ASU allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. A company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The objective of the ASU is to simplify the goodwill impairment testing process in terms of both cost and complexity. The ASU became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is in the process of assessing the effect of this standard on the company and does not anticipate the adoption of this standard will have an effect on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) “Presentation of Comprehensive Income”. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a significant impact on the company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). The data presented as of September 30, 2012 and for the three and nine-month periods ended September 30, 2012 and 2011 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2011 is derived from our audited financial statements as of and for the year ended December 31, 2011, which is included in the 2011 Form 10-K.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands. Columns and rows of amounts presented in tables may not total due to rounding.

BUSINESS OVERVIEW

Xenith Bankshares is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are geographically focused on the Washington, D.C.-MD-VA-WV, Richmond-Petersburg, VA, and the Norfolk-Virginia Beach-Newport News, VA-NC metropolitan statistical areas, which we refer to as our target markets. As of September 30, 2012, the Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk, Virginia in the merger with First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. SuffolkFirst Bank opened its first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the former SuffolkFirst Bank branches operate under the name Xenith Bank. As of September 30, 2012, we had total assets of $558.0 million, total loans, net of the allowance for loan and lease losses, of $411.1 million, total deposits of $448.1 million and shareholders’ equity of $87.2 million.

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

During the first quarter of 2012, the Bank began participating in a nationwide warehouse lending program with a major commercial bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank extend credit nationwide to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators that seek funding to facilitate the origination of mortgage loans. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators deliver the loans to the investors. Substantially all of the loans are conforming loans. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of September 30, 2012, we had $74.6 million in loans held for sale.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities, and cash on deposit with other banks. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains on the sale of securities, derivative income, and other miscellaneous income. Deposits and Federal Home Loan Bank borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets, return on average equity, and efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

The following table presents selected performance measures as of the dates stated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest margin (1)	4.54%	5.01%	4.58%	4.76%
Return on average assets	1.09%	1.65%	1.39%	1.33%
Return on average common equity	7.97%	9.66%	9.64%	6.98%
Efficiency ratio (2)	75%	37%	80%	62%

(1)	Net interest margin is the percentage of net interest income divided by average interest-earning assets.
(2)	Efficiency ratio is total noninterest expense divided by the sum of net interest income and total nonnterest income.

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

Industry Conditions

Across the country, the recent recession and tepid recovery have impacted businesses, consumers and real estate values, and has taken a toll on banks. Since the beginning of 2009, the FDIC has closed approximately 440 failed banks. Georgia, Florida, California and Illinois account for over half of all the failures. In Virginia, there have been four failures (none in 2012), one of which was Virginia Business Bank, the assets and liabilities of which we acquired in July 2011. Besides the number of actual bank failures, the recession and weak recovery have taken a toll on many banks that are still operating. In our target markets alone, there are numerous banks that are undercapitalized, have high levels of criticized and non-performing assets, and some are under written agreements with their regulators requiring that they address their short-comings. Anticipated regulatory policy would impose further requirements on banks, many of which are underperforming. Additionally, there is uncertainty concerning future capital requirements.

The Federal Open Market Committee (“FOMC”) publicly stated on October 24, 2012 that the economy continued to expand moderately in recent months with some improvements in household spending, but a slowing in business investment. The housing sector shows some improvement, though from depressed levels. The FOMC expects that “a highly accommodative stance for monetary policy will remain appropriate for a considerable amount of time after the economic recovery strengthens” and anticipates that “exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015.” The FOMC also stated that it is maintaining its existing policy of purchasing agency securities and reinvesting principal payments from its securities holdings. The unemployment rate, as published by the Bureau of Labor Statistics, ended the third quarter of 2012 at 7.8%, its lowest level since early 2009.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects our estimate of losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to acquired credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for acquired credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “— Financial Condition — Allowance for Loan and Lease Losses” below and in measuring impairment for acquired credit-impaired loans is contained under “— Financial Condition — Allowance for Loan and Lease Losses — Acquired Loans” below.

Based on the above criteria, we also deem the evaluation of evidence in connection with the determination of the need for a valuation allowance on our deferred tax assets to be a critical accounting policy. This determination requires us to evaluate both historical and future factors and to conclude as to the likelihood that our deferred tax assets will be utilized in the future. Changes in factors in future periods could require us to record a valuation allowance for all or a portion of our deferred tax assets in these periods. Further discussion of the factors considered in determining the need for a valuation allowance is contained in the discussion under “— Results of Operations— Income Taxes” below.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2012, net income was $5.9 million, compared to net income of $6.8 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net income was $7.0 million, compared to net income of $4.2 million for the nine months ended September 30, 2011. Net income in both the three- and nine-month periods ended September 30, 2012 includes an income tax benefit of $5.0 million resulting from the reversal of the valuation allowance against our net deferred tax asset, while net income in the same periods ended September 30, 2011 includes the bargain purchase gain of $8.7 million realized on the VBB Acquisition.

The following table presents our net income and earnings per common share information for the periods stated. In April 2011, common shares outstanding increased 4.6 million as a result of the completion of our underwritten public offering of shares of our common stock. In September 2011, we received $8.4 million from the U.S. Department of Treasury pursuant to its Small Business Lending Fund Program (“SBLF”) and issued 8,381 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A.

	For the Three Months Ended September 30,
	2012	2011
Net income	$5,903	$6,789

Preferred stock dividend	(21)	(2)

Net income available to common shareholders	$5,882	$6,787

Earnings per common share, basic and diluted	$0.56	$0.65

	For the Nine Months Ended September 30,
	2012	2011
Net income	$7,047	$4,232

Preferred stock dividend	(68)	(2)

Net income available to common shareholders	$6,979	$4,230

Earnings per common share, basic and diluted	$0.67	$0.48

Net Interest Income

For the three months ended September 30, 2012, net interest income was $5.8 million compared to $4.8 million for the three months ended September 30, 2011, an increase of $1.0 million. Higher net interest income was primarily due to higher average loan balances, partially offset by lower yields on loans held for investment and higher balances of interest-bearing deposits and higher costs of time deposits. As presented in the table below, net interest margin for the three-month period ended September 30, 2012 was 4.54%, a 47 basis point decrease from 5.01% for the same period in 2011. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Excluding the effect of acquisition accounting adjustments, net interest margin for the three months ended September 30, 2012 increased 28 basis points, to 3.72%, from 3.44% for the same period in 2011.

Average interest-earning assets and related interest income increased $127.1 million and $1.2 million, respectively, for the three-month period ended September 30, 2012 compared to the same period in 2011. Average interest-bearing liabilities and related interest expense increased $81.1 million and $172 thousand, respectively, for the three-month period ended September 30, 2012 compared to the same period in 2011. Yields on interest-earning assets decreased 54 basis points to 5.31%, and costs of interest-bearing liabilities decreased 5 basis points to 1.03%, when comparing the three-month period ended September 30, 2012 to the same period in 2011. Average interest-earning assets as a percentage of total assets increased to 95.1% for the three-month period ended September 30, 2012, from 93.7% for the same period in 2011.

For the nine months ended September 30, 2012, net interest income was $16.5 million compared to $10.5 million for the nine months ended September 30, 2011, an increase of $6.0 million. Contributing to higher net interest income was higher average loan balances, partially offset by lower yields on interest-earning assets and higher balances of interest-bearing deposits and higher costs of time deposits. Higher average balances of loans and deposits are partially a result of the 2011 acquisitions, which occurred on July 29, 2011. As presented in the table below, net interest margin for the nine months ended September 30, 2012 was 4.58%, an 18 basis point decrease from the same period ended September 30, 2011. Excluding the effect of acquisition accounting adjustments, net interest margin for the nine months ended September 30, 2012 was 3.84%, a 39 basis point increase from 3.45% for the same period in 2011.

Average interest-earning assets and related interest income increased $187.0 million and $7.2 million, respectively, for the nine-month period ended September 30, 2012 compared to the same period in 2011. Average interest-bearing liabilities and related interest expense increased $134.8 million and $1.2 million, respectively, for the nine-month period ended September 30, 2012 compared to the same period in 2011. Yields on interest-earning assets decreased 17 basis points to 5.41%, and costs of interest-bearing liabilities increased 6 basis points to 1.11%, when comparing the nine-month period ended September 30, 2012 to the same period in 2011. Average interest-earning assets as a percentage of total assets increased to 94.8% for the nine-month period ended September 30, 2012, from 92.1% for the same period in 2011. Increases in average interest-earning assets and interest-bearing liabilities for both the three- and nine-month periods was partially due to our third quarter 2011 acquisitions.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion for the three months ended September 30, 2012 and 2011 was $1.1 million and $1.2 million, respectively. The effect of this accretion on net interest margin was 82 basis points and 129 basis points, respectively, for the three-month periods ended September 30, 2012 and 2011. For the nine-month periods ended September 30, 2012 and 2011, loan discount accretion was $2.7 million and $2.1 million, respectively. The effect of this accretion on net interest margin was 74 basis points and 94 basis points, respectively, for the nine months ended September 30, 2012 and 2011.

Time deposits acquired in the merger were also adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and was amortized as a reduction of interest expense over a two-year period beginning December 2009. The effect of this amortization was a decrease in interest expense of $270 thousand for the three-month period ended September 30, 2011 and $810 thousand for the nine-month period ended September 30, 2011. This fair value adjustment had no effect on the three- and nine-month periods ended September 30, 2012. The effect of this adjustment on net interest margin in the three- and nine-month periods ended September 30, 2011 was 28 basis points and 37 basis points, respectively.

The following table provides a detailed analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Three Months Ended September 30,
	Average Balances (1)		Yield / Rate		Income /Expense (7), (8)		2012 vs. 2011
							Increase (Decrease)	Change due to (2)
	2012	2011	2012	2011	2012	2011		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$2,297	$1,089	0.22%	0.46%	$1	$1	$0	$(1)	$1
Investments / Interest-earning deposits	97,664	124,623	1.56%	1.65%	381	514	(133)	(26)	(106)
Loans held for sale	75,396	—	3.47%	0.00%	653	—	653	—	653
Loans held for investment, gross (3)	337,751	260,246	6.84%	7.88%	5,778	5,129	649	(739)	1,388

Total interest-earning assets	513,107	385,958	5.31%	5.85%	6,813	5,644	1,169	(767)	1,936

Noninterest-earning assets:
Cash and due from banks	5,609	3,105
Premises and fixed assets	5,734	6,167
Other assets	19,498	19,965
Allowance for loan and lease losses	(4,404)	(3,192)

Total noninterest-earning assets	26,437	26,044

Total assets	$539,544	$412,002

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,920	$12,327	0.23%	0.48%	$7	$15	$(7)	$(8)	$1
Savings and money market deposits	220,104	131,431	0.80%	1.04%	438	340	98	(92)	190
Time deposits	129,877	131,714	1.38%	0.83%	447	274	173	177	(4)
Federal funds purchased and borrowed funds	20,091	26,374	1.85%	2.80%	93	185	(91)	(54)	(38)

Total interest-bearing liabilities	382,991	301,846	1.03%	1.08%	985	812	172	23	149

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	71,739	37,249
Other liabilities	2,327	1,924

Total noninterest-bearing liabilities	74,067	39,173

Shareholders’ equity	82,485	70,983

Total liabilities and shareholders’ equity	$539,544	$412,002

Interest rate spread (4)			4.28%	4.77%
Net interest income (5)					$5,828	$4,832	$997	$(790)	$1,787

Net interest margin (6)			4.54%	5.01%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2012 and 2011 includes $1,052 thousand and $1,240 thousand, respectively, of accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 is reduced by $270 thousand related to acquistion fair value adjustments. There is no fair value adjustment in 2012.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Nine Months Ended September 30,
	Average Balances (1)		Yield / Rate		Income /Expense (7), (8)		2012 vs. 2011
							Increase (Decrease)	Change due to (2)
	2012	2011	2012	2011	2012	2011		Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,848	$732	0.11%	0.27%	$2	$1	$0	$(1)	$1
Investments / Interest-earning deposits	105,767	91,413	1.71%	2.21%	1,355	1,513	(158)	(373)	216
Loans held for sale	41,824	—	3.54%	0.00%	1,112	—	1,112	—	1,112
Loans held for investment, gross (3)	330,453	200,795	6.86%	7.13%	17,014	10,741	6,273	(417)	6,690

Total interest-earning assets	479,891	292,939	5.41%	5.58%	19,483	12,256	7,227	(792)	8,019

Noninterest-earning assets:
Cash and due from banks	4,931	2,755
Premises and fixed assets	5,888	6,275
Other assets	19,857	18,990
Allowance for loan and lease losses	(4,267)	(2,832)

Total noninterest-earning assets	26,410	25,187

Total assets	$506,301	$318,127

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,465	$7,808	0.25%	0.36%	$23	$21	$2	$(8)	$10
Savings and money market deposits	194,759	82,792	0.85%	0.98%	1,240	607	633	(89)	723
Time deposits	134,950	112,247	1.45%	0.84%	1,471	709	762	596	166
Federal funds purchased and borrowed funds	20,227	24,757	1.84%	2.48%	279	460	(181)	(106)	(75)

Total interest-bearing liabilities	362,400	227,602	1.11%	1.05%	3,013	1,797	1,216	392	824

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	60,211	27,729
Other liabilities	2,228	1,925

Total noninterest-bearing liabilities	62,439	29,654

Shareholders’ equity	81,462	60,871

Total liabilities and shareholders’ equity	$506,301	$318,127

Interest rate spread (4)			4.30%	4.53%
Net interest income (5)					$16,470	$10,459	$6,011	$(1,185)	$7,195

Net interest margin (6)			4.58%	4.76%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2012 and 2011 includes $2,658 thousand and $2,076 thousand, respectively, in accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 is reduced by $810 thousand related to acquisition fair value adjustments. There is no fair value adjustment in 2012.

Noninterest Income

For the three-month period ended September 30, 2012, noninterest income was a loss of $14 thousand compared to income of $8.6 million for the same period in 2011. For the nine-month period ended September 30, 2012, noninterest income was $596 thousand compared to $8.8 million in the 2011 period. Noninterest income in the 2011 periods includes the bargain purchase gain of $8.7 million realized on the VBB Acquisition. Excluding this gain, noninterest income increased $63 thousand and $479 thousand, respectively, for the three-and nine-month periods ended September 30, 2012 from the same periods in 2011. Services charges in both comparative periods have increased. Additionally, gains on sales of investment securities of $220 thousand contributed to higher noninterest income in the nine-month period.

Provision for Loan and Lease Losses

For the three- and nine-month periods ended September 30, 2012, our provision for loan and lease losses was $476 thousand and $1.4 million, respectively, a decrease of $1.1 million and $1.7 million, respectively, compared to the same periods of 2011. Higher provision expense in the 2011 periods is primarily due to greater growth of loans held for investment and $613 thousand in provision expense recognized upon the settlement of certain participating loans that were acquired in the merger with First Bankshares. Of the amounts recorded in the three- and nine-month periods ended September 30, 2012, $598 thousand relates to the remeasurement of certain acquired credit-impaired loans, which is further discussed below.

Noninterest Expense

In the three-month period ended September 30, 2012, noninterest expenses were $4.4 million compared to $4.9 million in the same period of 2011. This decrease is primarily due to lower professional expenses of $371 thousand and other real estate owned (“OREO”) expenses of $111 thousand. In the nine-month period ended September 30, 2012, noninterest expenses were $13.6 million compared to $11.8 million for the same period in 2011. This increase was primarily due to higher compensation and benefits of $1.6 million, bank franchise taxes of $214 thousand, technology costs of $131 thousand, and amortization of intangibles of $140 thousand. These increases were partially offset by lower professional fees of $370 thousand and OREO expenses of $202 thousand. Compensation and benefit costs increased in the 2012 periods, as we hired personnel associated with the Paragon Acquisition and other personnel. Bank franchise tax increases are based on our higher capital balances. Amortization of intangibles increased due to customer deposit intangibles recorded in the Paragon Transaction. Technology expenses have increased based on our growth. OREO expenses have decreased due to the number and types of properties held during these periods. Professional fees decreased due to the costs associated with our 2011 acquisitions.

Income Taxes

In the three and nine months ended September 30, 2012, the company reported a deferred tax benefit of $5.0 million in net income and a deferred tax expense of $0.6 million in other comprehensive income due to the reversal during the quarter of the valuation allowance recorded against our net deferred tax asset. Our net deferred tax asset as of September 30, 2012 was $4.4 million.

As of September 30, 2012, we assessed the need for a valuation allowance, evaluating both positive and negative evidence, and concluded that it is more likely than not that our deferred taxes will be utilized in future periods.

We considered the following positive evidence:

•	We are in a positive cumulative pre-tax income position for the period since the merger with First Bankshares.

•	Our quarterly pre-tax operating results have improved each of the prior four quarters ending September 30, 2012.

•	Our financial projections are sufficient to absorb net deferred tax assets.

•	We expect to generate taxable income, before the utilization of net operating losses, in 2012 and in future years.

•	Deferred tax assets include $2.3 million related to $6.8 million of net operating losses, which under current law, can be carried forward for 20 years from the date reported.

•

We believe we have not experienced a “change in control,” as defined under Internal Revenue Code Section 382 and related regulations, since the effective date of the merger with First Bankshares in 2009. Accordingly, we believe we have incurred no limitations on the use of our net operating losses.

•	We believe our allowance for loan and lease losses plus discounts recorded on acquired loans to be adequate to avoid significant charges to net income related to problem loans.

•	A significant portion of our net interest income is based on long-term contracts with a significant number of customers.

We also considered the following negative evidence:

•	We do not have taxable income in carryback periods available to offset existing deferred tax assets.

•	We have no executable tax planning strategies to utilize future tax deductible amounts.

•	We operate in a competitive and highly-regulated industry which could impact its future profitability.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	September 30, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$47,354	$49,114	2.88	2.27%
- Variable rate	2,246	2,406	10.72	3.23%
Collateralized mortgage obligations	10,930	11,054	3.16	2.07%

Total securities available-for-sale	$60,530	$62,574	3.23	2.27%

	December 31, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available-for-sale:
Mortgage-backed securities
- Fixed rate	$53,518	$54,771	2.81	2.57%
- Variable rate	2,489	2,620	11.08	3.11%
Collateralized mortgage obligations	9,866	10,065	3.19	2.76%
Trust preferred securities	1,123	1,010	15.29	7.75%

Total securities available-for-sale	$66,996	$68,466	3.39	2.70%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	September 30, 2012
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	15,542	1.87%	33,572	2.45%	49,114	2.27%
- Variable rate	—	—	—	—	—	—	2,406	3.23%	2,406	3.23%
Collateralized Mortgage Obligations	—	—	—	—	—	—	11,054	2.07%	11,054	2.07%

Total securities available for sale	$—	—	$—	—	$15,542	1.87%	$47,032	2.40%	$62,574	2.27%

	December 31, 2011
	Within 1 Year		Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate		—	—	—	—	18,613	2.16%	36,158	2.78%	54,771	2.57%
- Variable rate		—	—	—	—	—	—	2,620	3.11%	2,620	3.11%
Collateralized Mortgage Obligations		—	—	—	—	—	—	10,065	2.76%	10,065	2.76%
Trust preferred securities		—	—	—	—	—	—	1,010	7.75%	1,010	7.75%

Total securities available for sale	$		—	$—	—	$18,613	2.16%	$49,853	2.91%	$68,466	2.70%

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	September 30, 2012
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$36,279	$37,815	41.6%
- Federal Home Loan Mortgage Corporation	13,321	13,705	15.3%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	September 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$173,137	50.75%	$168,417	51.64%
Commercial real estate	137,922	40.43%	126,525	38.80%
Residential real estate	24,407	7.15%	25,847	7.93%
Consumer	5,687	1.67%	5,350	1.63%

Loans held for investment	341,153	100.00%	326,139	100.00%
Allowance for loan and lease losses	(4,658)		(4,280)

Loans held for investment, net of allowance	336,495		321,859
Loans held for sale	74,632		—

Total loans	$411,127		$321,859

Loans held for sale

In the first quarter of 2012, we entered into a sub-participation agreement with a major commercial bank (the “participating bank”) that extends credit nationwide to mortgage companies that originate single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators that seek funding to facilitate the origination of loans. The originators underwrite and close mortgage loans consistent with established underwriting standards of approved investors, and once the loans close, the originators deliver the loans to the investors. Typically, we, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators financing the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, we classify these loans as held for sale and they are carried at the lower of cost or fair value, determined on an aggregate basis. As of September 30, 2012, we had $74.6 million in loans held for sale.

Loans held for investment

The following tables provide the maturity analysis of our loans held for investment portfolio as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	September 30, 2012
	Within 1 year	Variable Rate			Fixed Rate			Total Maturities
		1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year
Commercial and industrial (1)	$86,268	$43,929	$2,097	$46,026	$35,970	$2,999	$38,969	$171,263
Commercial real estate (2)	46,642	63,722	3,718	67,440	20,842	42	20,884	134,966
Residential real estate (3)	7,691	6,076	2,564	8,640	5,101	2,935	8,036	24,367
Consumer (4)	3,073	997	522	1,519	913	9	922	5,514
Overdrafts	171	—	—	—	—	—	—	171

Total loans	$143,845	$114,724	$8,901	$123,625	$62,826	$5,985	$68,811	$336,281

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $780 thousand in nonaccrual variable-rate loans.
(2)	Excludes $1.9 million in nonaccrual fixed-rate loans and $1.1 million in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans.
(4)	Excludes $2 thousand in nonaccrual fixed-rate loans.

	December 31, 2011
	Within 1 year	Variable Rate			Fixed Rate			Total Maturities
		1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year
Commercial and industrial (1)	$67,515	$50,694	$4,953	$55,647	$40,672	$4,078	$44,750	$167,912
Commercial real estate (2)	28,075	51,678	5,601	57,279	34,704	1,211	35,915	121,269
Residential real estate (3)	3,931	7,706	3,953	11,659	6,291	3,841	10,132	25,722
Consumer	2,518	1,827	251	2,078	680	10	690	5,286
Overdrafts	65	—	—	—	—	—	—	65

Total loans	$102,104	$111,905	$14,758	$126,663	$82,347	$9,140	$91,487	$320,254

(1)	Excludes $504 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $5.3 million in nonaccrual variable-rate loans.
(3)	Excludes $125 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised 71.8% of our loan portfolio at September 30, 2012, and 68.1% at December 31, 2011. Commercial real estate (“CRE”) loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized pursuant to FASB ASC Topic 450, “Contingencies”, and (2) a specific reserve component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, “Receivables.” A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as we originate in our portfolio. In evaluating our loan portfolio, we consider qualitative factors, such as general economic conditions, nationally and in our target markets, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive income. Loans deemed to be uncollectible are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	September 30, 2012		December 31, 2011
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$1,115	50.75%	$748	51.64%
Commercial real estate	3,365	40.43%	3,370	38.80%
Residential real estate	152	7.15%	133	7.93%
Consumer	26	1.67%	29	1.63%

Total allowance for loan and lease losses	$4,658	100.00%	$4,280	100.00%

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under ASC 310-30. We determined that a portion of the loans acquired in the VBB Acquisition were credit-impaired loans qualifying for accounting under ASC 310-30.

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

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of September 30, 2012 and December 31, 2011, we had $613 thousand and $308 thousand, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

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

Our re-evaluation of expected cash flows in the third quarter of 2012 resulted in an impairment charge of $231 thousand that is recorded in the provision for loan and lease losses in the consolidated statement of operations and in our allowance for loan and lease losses in our consolidated balance sheet. If upon remeasurement in a future period, a loan for which we have taken an impairment charge is expected to have cash flows that exceed those determined in a prior period, some portion of the impairment charge could be reversed.

The following table presents our accretion activity as of the dates stated. Disposals represent reduction of discounts through the resolution of acquired loans at amounts less than the contractually owed receivable.

	September 30, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion	(2,658)	(3,568)
Disposals	(2,309)	(2,045)

Balance at end of period	$9,040	$14,007

Our remaining discount on acquired loans as of September 30, 2012 was $9.0 million, and when added to our allowance for loan and lease losses of $4.7 million totaled $13.7 million. This total as a percentage of gross loans held for investment of $350.2 million is nearly 4.0%. Gross loans for this calculation included our allowance for loan and lease losses and the remaining acquired loan discount.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is greater than 90 days past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2012 and December 31, 2011, there were no loans greater than 90 days past due with respect to principal and interest for which interest was accruing.

At September 30, 2012 and December 31, 2011, we had $321 thousand and $808 thousand, respectively, in OREO consisting primarily of commercial properties and undeveloped land. OREO asset valuations are evaluated periodically, and any necessary write-down to fair value is recorded as impairment. We reported a net loss of $148 thousand and $19 thousand, respectively, for the three- and nine-month periods ended September 30, 2012, due to the disposition or write-down to fair value of the properties.

All of our nonperforming assets at September 30, 2012 were acquired in the merger and the VBB Acquisition and their carrying values were adjusted to fair value immediately following the merger, in applying the acquisition method of accounting.

The following table presents our nonperforming assets and various performance ratios as of the dates stated. Ratios presented that are based on loans do not include loans held for sale.

	September 30, 2012	December 31, 2011
Nonaccrual loans	$4,855	$5,862
Other real estate owned	321	808

Total nonperforming assets	$5,176	$6,670

Nonperforming assets as a percentage of total loans	1.52%	2.05%
Nonperforming assets as a percentage of total assets	0.93%	1.40%
Net charge-offs as a percentage of average loans	0.28%	0.58%
Allowance for loan and lease losses as a percentage of total loans	1.37%	1.31%
Allowance for loan and lease losses to nonaccrual loans	95.94%	73.01%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of September 30, 2012 totaled $448.1 million, compared to deposits of $375.0 million at December 31, 2011, an increase of $73.1 million, or 19.5%. Demand deposits, including money market accounts, increased $85.7 million, or 37.6%, over balances at December 31, 2011, while time deposits decreased $13.1 million, or 9.1%. As of September 30, 2012 and December 31, 2011, $36.4 million and $31.9 million, respectively, of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”), which we refer to as brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated. Time deposit rates in the 2011 period include purchase accounting adjustments which lowered the total cost of these deposits.

	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$60,211	—	$33,894	—
Interest-bearing deposits:
Demand and money market	203,501	0.82%	111,554	0.96%
Savings accounts	3,722	0.42%	3,562	0.50%
Time deposits $100,000 or greater	73,060	1.36%	64,122	1.10%
Time deposits less than $100,000	61,890	1.57%	55,186	0.59%

Total interest-bearing deposits	342,173	1.07%	234,424	0.89%

Total average deposits	$402,384	0.91%	$268,318	0.78%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of September 30, 2012:

	Within 3 Months	3-6 Months	6-12 Months (1)	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$8,498	$4,773	$27,608	$28,759	$69,638	15.54%

(1)	Includes CDARS deposits of $4.4 million.

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	September 30, 2012				December 31, 2011
	Period End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate	Year End Balance	Highest Month End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$171	0.76%	$—	$2,191	$296	0.90%
Other borrowings	—	—	56	0.44%	—	1,000	779	0.55%

Total short-term borrowings	$—	$—	$227	0.68%	$—	$3,191	$1,075	0.65%

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

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. The derivative is designated as a cash flow hedge, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of September 30, 2012 was an unrealized loss of $210 thousand, net of a tax benefit of $108 thousand. As of September 30, 2012, there was no ineffective portion of the derivative.

We have an agreement with the counterparty to our derivative that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract.

Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of September 30, 2012, $250 thousand had been pledged as collateral under the agreement, as the valuation of the derivative had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value.

For the nine-month period ended September 30, 2012, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, was 1.81%. As of September 30, 2012, a hedge liability of $318 thousand was recorded in other liabilities on our consolidated balance sheet related to this derivative.

LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period ended September 30, 2012, cash and cash equivalents decreased $5.0 million compared to an increase of $71.8 million in the same period in 2011. Net cash used in operating activities decreased to $71.4 million, for the nine-month period ended September 30, 2012 compared to net cash provided by operating activities of $2.7 million for the same period in 2011. The increased use of operating cash in the 2012 period was primarily for funding loans held for sale. Net cash used in investing activities was $6.6 million for the nine-month period ended September 30, 2012 compared to net cash provided by investing activities of $24.0 for the same period in 2011. Cash provided by investing activities in the 2011 period included $54.5 million of cash from our acquisitions. Net cash provided by financing activities in the nine-month period ended September 30, 2012 increased $28.0 million, to $73.1 million, from the same period of 2011. Cash provided by financing activities in the 2011 period reflects greater decreases in time deposits of $33.0 million than in the 2012 period. In the nine-month period ended September 30, 2011, cash increased $26.1 million through the issuance of our common and preferred stock and decreased our borrowings by $14.9 million.

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

We have secured borrowing facilities with the FHLB and the Federal Reserve. The total credit availability under the FHLB facility is equal to 30% of our total assets. Under this facility, we have one non-amortizing term loan outstanding for $20 million, which was modified from a previous facility in September 2011. This borrowing bears a rate of 20 basis points over LIBOR, which resets quarterly, and matures on September 28, 2015. As of September 30, 2012, our total credit availability under this facility was $156.8 million, based on our June 30, 2011 balance sheet. At the time we entered into the FHLB term loan, we entered into an interest rate swap whereby we pay fixed amounts to a counterparty in exchange for receiving variable payments over the life of the agreement without the exchange of the underlying notional amount which is $20 million. The total credit availability under the Federal Reserve facility as of September 30, 2012 was $78.4 million and is based on our pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of September 30, 2012.

We also have three additional lines of credit by national banks to borrow federal funds up to $21.0 million in total on an unsecured basis. These uncommitted lines of credit can be cancelled at any time. Our federal funds borrowing facilities terminate at various dates through May 11, 2013. As of September 30, 2012, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs that may arise, within realistic limitations, for the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, which is the period beginning December 22, 2009 and ending December 22, 2012, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partners’ application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of September 30, 2012, we met all minimum capital adequacy requirements to which we are subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well- capitalized.” Since September 30, 2012, there are no conditions or events that management believes have changed our status as “well-capitalized.”

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	September 30, 2012		December 31, 2011
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$66,994	$67,704	$61,417	$62,488
Total risk-based capital	71,882	72,592	65,697	66,768
Risk-weighted assets	397,921	397,997	350,060	349,886

The following capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the date stated:

	September 30, 2012		December 31, 2011		Regulatory Minimum	Well Capitalized
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 leverage ratio	12.89%	13.02%	13.19%	13.42%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	16.84%	17.01%	17.54%	17.86%	4.00%	> 6.00%
Total risk-based capital ratio	18.06%	18.24%	18.76%	19.08%	8.00%	>10.00%

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

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. The Bank uses a simulation model to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, we attempt to mitigate risks associated with anticipated interest rate movements by understanding the dynamic nature of our balance sheet components. We evaluate our balance sheet components (e.g., securities, loan and deposit portfolios) to manage our interest rate risk position.

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

The following table indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position at September 30, 2012 of $225.0 million. This net asset-sensitive position was a result of $418.3 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $193.3 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position at September 30, 2012 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$45,263	$—	$—	$—	$49,818
Fed funds sold	986	—	—	—	986
Securities	9,655	6,414	15,176	29,323	62,611
Loans	334,542	21,442	34,256	30,186	415,785
Allowance for loan and lease losses	—	—	—	—	(4,658)
Premises and equipment	—	—	—	—	5,586
Intangibles	—	—	—	—	16,080
OREO	—	—	—	—	321
Deferred tax asset	—	—	—	—	4,363
Other assets	—	—	—	4,037	7,119

Total assets	$390,446	$27,856	$49,432	$63,546	$558,011

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$59,812
Interest-bearing deposits	97,237	96,057	180,007	15,032	388,331
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	2,696
Shareholders’ equity	—	—	—	—	87,172

Total liabilities and equity	$97,237	$96,057	$200,007	$15,032	$558,011

Discrete gap:	$293,209	$(68,201)	$(150,575)	$48,514
Cumulative gap:	$293,209	$225,008	$74,433	$122,947

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the date stated:

	September 30, 2012	December 31, 2011
Commercial lines of credit	$67,145	$33,014
Commercial real estate	14,083	9,822
Residential real estate	7,423	5,915
Consumer	1,426	772
Letters of credit	2,746	3,050
Loans held for sale	25,368	—

Total commitments	$118,191	$52,573

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed, or implied by, in the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in Part I, Item 1A in the 2011 Form 10-K and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	our ability to generated sufficient taxable income to utilize our deferred tax assets, thus requiring a valuation allowance against this asset;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•

the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	our limited operating history;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	the adequacy of our cash reserves and liquidity;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the Securities and Exchange Commission (“SEC”).

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

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

XENITH BANKSHARES, INC.

Date: November 9, 2012	/S/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/S/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)