Form 10-K
period 2012-12-31
Xenith Bankshares, Inc.
filed 2013-03-15
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-53380

Xenith Bankshares, Inc.

Exact name of registrant as specified in its charter

Virginia	80-0229922
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One James Center, 901 E. Cary Street, Suite 1700 Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 433-2200

Registrant’s telephone number including area code

Securities registered under Section 12(b) of the Act:

Common Stock, par value $1.00	The NASDAQ Stock Market LLC
Title of each Class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☐

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2012: $27,568,350.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of March 8, 2013: 10,488,060 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 2, 2013 are incorporated by reference in Part III of this report.

XENITH BANKSHARES, INC. AND SUBSIDIARY

2012 ANNUAL REPORT ON FORM 10-K

Item 1—Business

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail banking clients, which we refer to as our target customers. We are focused geographically on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger (discussed below) of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary, SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened its first branch in Suffolk, Virginia, in 2003 under the name of SuffolkFirst Bank.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We also participate in a nationwide mortgage lending program, whereby we purchase participation interests in mortgage loans made by non-bank mortgage originators to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. We offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet banking and bill pay service. We do not engage in any activities other than banking activities.

Unless the context requires otherwise or unless otherwise noted:

•	all references to “Xenith Bankshares,” “company,” “we,” “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively;

•	all references to the “Bank” are to Xenith Bank, a wholly-owned subsidiary of Xenith Bankshares;

•	all references to “the merger” are to the merger of Xenith Corporation with and into First Bankshares, which was effective on December 22, 2009;

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

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares was incorporated in Virginia in 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

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

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) acted as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank. The Bank acquired total assets of $92.9 million, including $70.9 million in loans. The Bank also assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets acquired ($5.9 million). The VBB Acquisition was completed without any shared-loss agreement with the FDIC.

Issuance of Stock

In April 2011, we issued and sold 4.6 million shares of our common stock at a public offering price of $4.25 per share, pursuant to an effective registration statement filed with the Securities and Exchange Commission (“SEC”). Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

On September 21, 2011, as part of the Small Business Lending Fund (the “SBLF”) of the United States Department of the Treasury (“U.S. Treasury”), we entered into a Small Business Lending Fund-Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the U.S. Treasury, pursuant to which we sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (“SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation on September 20, 2011. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained by the holding company to fund the quarterly dividend payable on the SBLF Preferred Stock.

Competition

While our banking model has been implemented in other parts of the United States, the model is unique in Virginia. The Virginia banking landscape is fragmented with many small banks having very little market share for deposits, while the large out-of-state national and super-regional banks control the majority of deposits.

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

Our key competitive advantage lies in our ability to target, underwrite and manage commercial and industrial and commercial real estate loans. While these skills exist at the large banks, they generally do not exist at community banks. Our management team and bankers have spent substantially all of their careers working with middle market and small business management teams on their business and strategic plans and providing financing to these businesses in a broad array of industries. Our bankers are skilled salespeople and consultants, with well-honed credit skills, that allow them to work side by side with customers and prospects to determine how and under what conditions we can provide financing and other banking services to meet their needs.

Products and Services

We offer a range of sophisticated and competitively priced banking products and services, including commercial and consumer checking accounts, noninterest-bearing demand accounts, money market accounts, savings accounts, as well as time deposits. We offer secured and unsecured commercial and industrial loans, commercial real estate loans (including construction and land development loans), residential real estate loans and consumer loans. We further offer comprehensive internet banking services. We are a member of the START™ and PLUS™ automated teller (“ATM”) networks, which provide customers with access to ATMs worldwide.

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

Deposits and Treasury Management Services

To maintain existing deposits and attract new deposits, we offer a broad product line and competitive rates and services. We expect to continue to obtain deposits through a variety of means, including effectively leveraging our branch offices and solicitation by our bankers.

We view treasury management capabilities as key to our middle market business and other target customers and an important factor in building core deposits. We have dedicated treasury sales personnel who are exclusively focused on providing sophisticated cash management services and products to customers. Many of our customers use an account analysis system that allows them to pay for services by holding sufficient levels of deposits with us. The results are that our customers can avoid hard dollar charges for services and our core deposit base is enhanced. Our product offerings include retail and commercial on-line banking (our on-line capabilities include images, statements, stop payment, deposit reporting, account transfers, account reconciliation, and EDI (electronic data interchange) reporting), ACH (automated clearing house), wire transfers (both domestic and international), ZBA (zero balance accounts), and sweeps. We also offer fraud prevention tools, including debit block, check positive pay, and ACH positive pay. In addition to these services, we offer remote deposit capture, direct deposit and merchant services. Our technology platform is designed and well-suited to support our existing suite of services and products on a greater scale, as well as capable of supporting an expanded product set. We evaluate new products and may choose to offer commercial charge card, commercial lock box and mobile banking services, among other options in the future.

Types of Lending Products

We offer a full range of lending products to commercial and industrial, commercial real estate, private banking and select retail clients. Fundamental to our business is to have skilled bankers building full banking relationships with high- quality customers. We believe that there is no substitute for knowing and understanding your customer when seeking attractive risk-adjusted returns in the extension of credit. We will continue to evaluate and adapt our services and product offerings as our customer base grows and evolves.

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

Commercial and Industrial Loans. Our commercial borrowers are primarily small to middle market businesses engaged in a broad spectrum of businesses. Commercial and industrial (“C&I”) loans can be a source of working capital, used to finance the purchase of equipment or to complete an acquisition. The terms of these loans vary by purpose and by type of underlying collateral, if any. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable and inventory with the personal guarantees of the principals of the business. In some cases, we use an independent third-party to assess and recommend appropriate advance rates (i.e., how much we will lend) based on the liquidation value of collateral. We may use third-party monitoring of advance rates in some cases. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type.

We also make owner-occupied real estate (“OORE”) loans. OORE loans are secured in part by the value of real estate that is generally the offices or production facilities of the borrower. In some cases, the real estate is not held by the commercial enterprise, rather it is owned by the principals of the business or an entity controlled by the principals. We classify OORE loans as C&I, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Real Estate Loans. We make commercial real estate loans, construction and land development loans, and residential real estate loans.

We make commercial real estate (“CRE”) loans on income-producing properties. The primary collateral for CRE loans is a first lien mortgage on multi-family, office, warehouse, hotel or retail property, plus assignments of all leases related to the property. Our CRE loans generally have maturity dates that do not exceed five years, with amortization schedules of 15 to 25 years, with both fixed and variable rates of interest. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our target markets and obtaining financial statements, tax returns or both from borrowers and guarantors at regular intervals. It is also generally our policy to obtain personal guarantees from the principals of the borrowers.

When underwriting CRE loans, we consider the liquidity, financial condition, operating performance and reputation of the borrower and any guarantors. We also consider the borrower’s equity investment in the project or property, as well as evidence of market acceptance (pre-leasing for commercial construction, pre-sales for residential construction). For construction and land development loans, proceeds are disbursed periodically with funds advanced tied to the percentage of construction completed. We carefully monitor these loans through site inspections and title rundowns prior to making disbursements. Typically, our loan-to-value benchmark for CRE loans is below 80% at inception, with satisfactory debt-service coverage ratios as well.

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

Our credit policy provides procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to fair lending requirements. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the credit worthiness of loans to individuals.

Mortgage Warehouse Loans. During the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, we purchase participations from the participating bank with respect to selected non-bank mortgage originators. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Substantially all of the loans are conforming loans. Typically, we, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-25 days.

Credit Policies and Administration

We seek to maintain a high-quality loan portfolio as an essential part of our business strategy. We follow a specific set of credit standards appropriate to each loan type in order to properly assess, price and manage credit risk. These standards are detailed in our credit policy. Depending on the materiality of the exception and the amount of the loan commitment, exceptions to these standards may occur only with approval from our President and Chief Executive Officer, our Chief Credit Officer, our management credit committee (“MCC”) (which is comprised of our President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations and Technology Officer, and Executive Vice President for Private Banking), or the credit policy committee of our board of directors.

The principal risk associated with each type of loan we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and/or the attributes of the borrower’s business or industry segment or personal circumstances. Attributes of the relevant business or industry segment include the competitive environment, customer and supplier power, threat of substitutes, and barriers to entry and exit. We believe the quality of the commercial borrower’s management is the most important factor driving creditworthiness. Management’s ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes, among other abilities, are significant factors that determine a commercial borrower’s creditworthiness. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Loan Origination Procedure and Approval. Loan originations follow a process requiring a comprehensive evaluation of credit risk. This process includes a thorough evaluation of the borrower, collateral and any guarantor support, covenant structure, monitoring plan and pricing. Our bankers and credit analysts originating the loan are responsible for preparing a thorough credit analysis covering these matters, including the preliminary assignment of the credit risks and collateral ratings. Our new and renewed loans are approved either by (1) certain officers with approval authority, (2) our MCC, or (3) the credit policy committee of our board of directors. Our MCC approves the vast majority of loans. Credit approval is required by the credit policy committee of our board of directors for certain policy exceptions.

Credit Risk Ratings. A key element of our credit policies and administration is our risk rating system. All credit exposures are risk rated based on our assessment of the level of risk associated with the loan. We employ a dual risk-rating system, with scales of 1-10 for the obligor, and scales of A-D for the collateral. The obligor rating is based on our assessment of the borrower’s probability of default, while the collateral rating describes the type of our collateral.

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

Risk and collateral ratings are recommended by the banker in concert with the credit risk officer as a part of their credit analysis while underwriting a transaction or performing ongoing monitoring of an account. It is the responsibility of the banker and credit risk officer to ensure that our ratings are accurate and updated as needed.

Asset and Liability Management

Our asset and liability management is governed by an asset and liability management (“ALM”) policy. Our ALM policy defines the following financial management functions: (1) overall asset/liability management and strategy; (2) interest rate risk management; and (3) liquidity management. The ALM management committee addresses the management of the assets and liabilities of the Bank and is responsible for actively monitoring interest rate risk exposure. We also have an asset and liability committee of our board of directors (“ALCO”), which approves our ALM policy and regularly reviews our results and analysis relative to the policy.

We evaluate the impact to our earnings and market value of equity based on changes in interest rates in both extreme and steadily ramped interest rate scenarios. We evaluate the effect of a change in interest rates of +/- 100 basis points (bps), +/- 200 bps, +/-300 bps, and +/- 400 bps on both net interest income and its impact on the market value of equity. These impacts are measured relative to policy limits as defined in the ALM policy. With respect to net interest income, our maximum policy limit is a negative change of 25% and the maximum policy limit for market value of equity is negative 30%. As of December 31, 2012, we were within all applicable policy limits.

The objective of our liquidity management is to ensure that we maintain sufficient liquidity to efficiently address deposit fluctuations, loan demand changes and debt service requirements. Additionally, we monitor cash inflows and outflows intraday. In addition to the day-to-day management of liquidity, we have developed a contingency liquidity funding plan that addresses the actions we would take in the event of low to severe liquidity stresses. These action plans detail the conditions and potential causes of the liquidity constraints, as well as key action plans for reducing the stress, including the assignment of responsibilities to key personnel.

We also have a capital policy, which defines our intended appropriate capital levels for the Bank and the measures we use to monitor our capital levels against those set forth in the policy. We also have an investment policy, which addresses permitted investments, permitted broker-dealers, safekeeping and accounting classifications. Our investment portfolio serves as both a primary and secondary source of liquidity, and it contributes to net interest margin. Our contingency funding, capital and investment policies are also approved by our ALCO.

Supervision and Regulation

General

Xenith Bank is a Virginia state-chartered member bank regulated by the Federal Reserve, and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”). The Bank operates as a subsidiary under Xenith Bankshares, a one bank holding company. The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law. Xenith Bankshares and the Bank are required by the Federal Reserve and the Bureau of Financial Institutions to file semi-annual and quarterly financial reports, respectively, on their respective financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic onsite examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, the deposit insurance funds, and the banking system as a whole and are not intended to protect our shareholders and other creditors. Additionally, we must bear the cost of compliance with reporting and other regulations, and this cost is significant.

The Federal Reserve, Bureau of Financial Institutions and FDIC have the authority and responsibility to ensure that financial institutions are managed in a safe and sound manner and to prevent the continuation of unsafe and unsound practices. Additionally, they must generally approve significant business activities undertaken by financial institutions. Typical examples of such activities requiring approval include branch locations, mergers, capital transactions and major organizational structure changes. Obtaining regulatory approval for these types of activities can be time consuming and expensive and ultimately may not be successful.

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

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS”). Since 2008, higher levels of bank failures and related resolutions costs have depleted the DIF. To maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessments and may continue to do so in the future.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the following three years. In December 2009, the Bank paid approximately $1.019 million in prepaid risk-based assessments, which is being expensed over the applicable period. As assessment rates change as frequent as quarterly, as of December 31, 2012, we had $170 thousand remaining related to this prepayment included in other assets on our consolidated balance sheet.

In connection with the requirement imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that insurance assessments be based on assets, the FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity and revised its deposit insurance assessment rate schedule in light of this change to the assessment base. The revised rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011. The assessment rates, range from approximately 2.5 bps to 45 bps (depending on applicable adjustments for unsecured debt and brokered deposits), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 bps to 40 bps. For the year ended December 31, 2012 and 2011, we reported $326 thousand and $292 thousand, respectively, in expense for FDIC insurance. In addition, the Dodd-Frank Act increased the minimum reserve ratio of the DIF, but the burden of the increase will be on institutions with total assets in excess of $10 billion.

Pursuant to the Dodd-Frank Act, the basic limit on federal deposit insurance coverage is $250,000 per depositor. On November 9, 2010, the FDIC Board of Directors also issued a final rule to implement a requirement under the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing accounts and IOLTA’s (Interest on Lawyer’s Trust Accounts) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to each depositor under the FDIC’s general deposit insurance rules. On December 31, 2012, this temporary unlimited deposit insurance coverage expired.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Bank Capital Adequacy Guidelines

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we are generally required to maintain a minimum “total risk-based capital ratio” of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8.0%. At least half of total capital (4%) must be composed of “Tier 1 capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and the allowance for loan and lease losses, subject to certain adjustments. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities to 100% for the bulk of assets that are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial and industrial loans, and consumer loans. Residential first mortgage loans on one- to four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans.

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. As of December 31, 2012, we met all minimum capital adequacy requirements to which we were subject, including those contained in our business plan as submitted to the Federal Reserve, and were categorized as “well-capitalized.” Subsequent to meeting the requirements set forth in our business plan, we are required to maintain capital ratios categorizing us as “well-capitalized.” Since December 31, 2012, there are no conditions or events that management believes have changed our status as “well-capitalized.” For additional information regarding our capital ratios, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Adequacy.”

Bank Holding Company Regulation

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries. The bank holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve Board has not yet adopted regulations to implement this requirement.

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

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the Federal Deposit Insurance Corporation Act of 1991 requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to Atlantic Capital Bank or any other financial institution for which BankCap Partners is deemed to be a bank holding company. Atlantic Capital Bank is a Georgia state non-member bank headquartered in Atlanta, Georgia that was founded in 2007. Atlantic Capital Bank operates as a full-service, locally-managed commercial bank that specifically targets the financial needs of middle market corporations, emerging growth companies, real estate developers and investors, and the principals of these companies, as well as affluent families. Atlantic Capital Bank’s primary geographic market is Metropolitan Atlanta, the state of Georgia and the southeastern United States.

Atlantic Capital Bank’s common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and, as a result, Atlantic Capital Bank does not file annual, quarterly and current reports, proxy statements or other information with the SEC. Financial and regulatory information about Atlantic Capital Bank is included, among other information, in publicly available Reports of Condition and Income (also known as “call reports”) filed by Atlantic Capital Bank with the FDIC, which reports are not incorporated by reference herein. We have not been, and in the future will not be, involved in the preparation and filing of Atlantic Capital Bank’s call reports or the conduct of its business.

Prompt Corrective Action

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions, if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company’s aggregate liability in connection with providing such required assurances. Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership, if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent holding company in other ways. These include possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company. In addition, the Federal Reserve may impose restrictions on the ability of the bank holding company itself to pay dividends, or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank.

Basel III

On December 17, 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 capital and Tier 2 capital applicable to Basel Committee’s Revised Framework for the International Convergence of Capital Management and Capital Standards (“Basel III”). On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms that will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 in November 2010.

In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, in amounts equal to 4.5%, 6.0% and 8.0% of risk-weighted assets, respectively, as well as maintaining a “capital conservation buffer” of 2.5% of risk-weighted assets. The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a counter-cyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

On June 7, 2012, the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased-in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a 10-year period. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. However, U.S. banking agencies have delayed implementation of the proposed rules as they continue weighing views expressed during the comment period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the company and the Bank is currently being reviewed. At this point, we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Dodd-Frank Act

The Dodd-Frank Act was signed by President Obama in July 2010. The Dodd-Frank Act will result in a major overhaul of the current financial institution regulatory system. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in the applicable sections of this “Supervision and Regulation” section. Among other things, the Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau tasked with protecting American consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also creates the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council, among other tasks, makes recommendations for increasingly strict rules for capital, leverage and other requirements as a company’s size and complexity increase. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which prohibits, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limits the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.

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

The Collins Amendment was incorporated into the Dodd-Frank Act requiring bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. Pursuant to the Collins Amendment, trust preferred securities (“TRUPs”) issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier 2 capital (with an exception for certain small bank holding companies), where TRUPs previously qualified as Tier 1 capital. Bank holding companies with $15 billion in assets as of December 31, 2009 have five years to comply, and starting on January 1, 2013, these holding companies will share in the requirement by deducting one-third of TRUPs a year for the following three years from Tier 1 capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

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

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10.0 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

The CFPB has already finalized rules relating to remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules took effect in February 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Trust in Lending Act (“Regulation Z”). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The rule will become effective January 10, 2014.

Small Business Lending Fund

The Small Business Jobs and Credit Act of 2010 created the Small Business Lending Fund to invest capital into community banking organizations. Through the fund, the U.S. Treasury invested in financial institutions through the purchase of senior preferred stock or indebtedness. The U.S. Treasury could invest up to 5% of risk-weighted assets for financial institutions with $1 billion of total assets or less as of December 31, 2009, or up to 3% of risk-weighted assets for financial institutions with more than $1 billion, but less than $10 billion, in total assets on that date.

The starting point for dividend rates on the senior preferred stock issued by participants to the U.S. Treasury is 5% for “C” corporations. Financial institutions could “buy down” the rate to as low as 1% by increasing the level of small business loans. The increase will be measured based on the increase over a “baseline level,” which is generally the average amount of small business lending reported by that institution in its call report for the four full quarters immediately preceding the date of enactment of the Small Business Jobs and Credit Act, less (a) net loan charge-offs with respect to small business lending, and (b) gains realized from mergers, acquisitions or purchases of loans after origination. For every 2.5% by which the amount of small business lending has increased, the dividend or interest rate on senior preferred stock will be reduced by 1%. If, however, small business lending has remained the same or decreased relative to the baseline level in the eighth quarter, the rate the participant would pay would increase to 7% beginning in the tenth quarter and continuing until the end of the four-and-a-half year period from initial funding. After the four-and-a-half-year period from initial funding, the rate will increase to 9% until the senior preferred stock issued to the U.S. Treasury is redeemed.

On September 21, 2011, we sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock is senior to our common stock. In connection with our participation in the fund, we were required to develop a small business lending plan describing our business strategy and operating goals to address the needs of small businesses in the areas we serve, as well as a plan to provide linguistically and culturally appropriate outreach, where appropriate to certain groups. On an on-going basis, we must comply with certain reporting requirements of the fund in order for the U.S. Treasury to assess whether we are complying with the requirements of the fund and to determine the dividend rate on the SBLF Preferred Stock. As of December 31, 2012, we believe we were in compliance with all the requirements of the SBLF. Our effective dividend rate has been 1% since the issuance and sale of the SBLF Preferred Stock.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLB Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

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

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, banks generally should not maintain a rate of distributions to shareholders unless our net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 4, 2009 and revised March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding companies. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends, if: (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In particular, under the current supervisory practices of the Federal Reserve, prior approval from the Federal Reserve and a supermajority of the Bank’s shareholders is required, if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

Under Virginia law, no dividend may be declared or paid out of a bank’s paid-in capital. Xenith Bankshares may be prohibited under Virginia law from the payment of dividends, if the Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends on shares of our common stock.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Our policy on loans to insiders establishes a maximum amount, which includes all other outstanding loans to such persons, as to which prior board of director’s approval is required, of the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions. In addition, the Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors.

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

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with non-affiliated companies. The Dodd-Frank Act expanded the scope of Section 23A to include investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.

Certain Acquisitions

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions, if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the USA PATRIOT Act of 2001, which is discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the Bank Holding Company Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

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

Sound Banking Practices

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid together with the consideration paid for any repurchases in the preceding year is equal to 10% or more of Xenith Bankshares’ consolidated net worth. The Federal Reserve may oppose the transaction, if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

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

Reserve Requirement

Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Current reserve requirements for calendar year 2013 are as follows:

•	for transaction accounts totaling $12.4 million or less, a reserve of 0%;

•	for transaction accounts in excess of $12.4 million up to and including $67.1 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $67.1 million, a reserve requirement of $2.013 million plus 10% of that portion of the total transaction accounts greater than $67.1 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2012, the Bank had a reserve requirement of $3.1 million.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Under the GLB Act, financial institutions may not disclose non-public personal information about a customer to unaffiliated third parties, unless the institution satisfies various disclosure requirements and the consumer has not elected to opt-out of the disclosure (with some exceptions). Additionally, financial institutions generally may not disclose consumer account numbers to any non-affiliated third party for use in telemarketing, direct-mail marketing or other marketing through electronic mail to consumers.

Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in United States government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Federal Reserve establishes a target Federal Fund Rate and the Discount Rate. Actions taken by the Federal Reserve influence the general condition of interest rates in the marketplace.

The Bank’s earnings are primarily a function of differentials between interest rates. Depending on the Bank’s asset/liability strategy, actions taken by the Federal Reserve may have a positive or negative effect on profitability. We cannot predict the actions of the Federal Reserve, nor can we guarantee that our asset/liability strategy is consistent with action taken by the Federal Reserve.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Federal regulators are required to provide and make public a written examination report of an institution’s CRA performance. The Bank continues to maintain a satisfactory CRA rating.

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

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state, if that state would permit the establishment of the branch by a state bank chartered in that state. Virginia law permits a state bank to establish a branch of the bank anywhere in the state; therefore, a bank with its headquarters outside the Commonwealth of Virginia may establish branches anywhere within Virginia.

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

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC has promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending, if (1) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital, and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

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

Technology Risk Management and Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the GLB Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records, and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

Under the GLB Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing non-public personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices that describe in general terms the bank’s information sharing practices. Banks that share non-public personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

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

Employees

At December 31, 2012, we had 104 employees, including 100 full-time employees. All of our employees were employed by the Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.

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

We make available free of charge on or through our website (www.xenithbank.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The recent recession contributed to a rise in unemployment and underemployment, a decline in the value of real estate and other assets, and a lack of confidence in the financial markets and the economy both among financial institutions and their customers. Economic growth has been slow and the economic pressure on consumers and commercial borrowers and lack of confidence in the economy and financial markets resulting from the slow recovery have adversely affected, and continue to affect, the willingness of companies to borrow to fund their future growth, which negatively impacts our business. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates for financial institutions, which may impact charge-offs and provisions for credit losses. A protracted continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and our business.

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

Although we have monitored the impact of the recent recession on the values of real estate in our target markets and have set discounts and reserves against our loan portfolio, our discounts and reserves may be insufficient. Furthermore, the economy could slip back into recession and real estate values could worsen, either of which could lead to increased portfolio losses in the future that would materially and adversely affect us.

Fluctuations in interest rates could reduce our operating results as we expect to realize income primarily from the difference between interest earned on our loans and investments and interest paid on our deposits and borrowings.

Our operating results are significantly dependent on our net interest income, as we expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We will experience “gaps” in the interest rate sensitivities of our assets and liabilities, as measured by the relative duration of our interest-earning assets and interest-bearing liabilities. The net position of those assets and liabilities, subject to re-pricing in specified time periods, will positively or negatively affect our operating results. If market interest rates should move contrary to our position, this “gap” may work against us and negatively affect our operating results, potentially materially. We cannot predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, and conditions in domestic and foreign financial markets. Although our asset-liability management strategy is intended to manage our risk from changes in market interest rates, changes in interest rates could materially and adversely affect us. As reflected in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity—Gap Analysis,” on a cumulative basis for maturities and re-pricings within the next 12 months, we reflect interest rate-sensitive assets exceeding interest rate-sensitive liabilities resulting in an asset sensitive position as of December 31, 2012 of $250.5 million, which would reduce our operating results if market interest rates were to decline during that period.

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

The financial services industry, including commercial banking, mortgage banking, consumer lending and home equity lending, is highly competitive, and we have encountered and will continue to encounter strong competition for deposits, loans and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products are other commercial banks and community banks in our target markets. Our principal competitors for deposits include commercial banks, community banks, money market funds, credit unions and trust companies. Our non-bank competitors are not subject to the same degree of regulation as we are and, accordingly, have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also have higher lending capacity and larger branch networks. Weak loan demand has increased competition resulting in aggressive pricing terms for borrowers. As a result, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect us.

We have branches in Richmond, Virginia, Tysons Corner in Northern Virginia, and Suffolk, Virginia. SuffolkFirst Bank did not have branches in Richmond or Tysons Corner prior to the merger, so we are not able to build from a pre-existing customer base in either of these markets. To expand our customer base at all of our branches and in our target markets, generally, we must successfully compete against competitors with established businesses, relationships and reputations in those markets. This competition could result in decreased demand for our services and products and our loss of, or inability to gain, market share, which could materially and adversely affect us.

Failure to implement our business strategies could materially and adversely affect us.

Our directors and executive officers have developed a business plan that details the business strategies we intend to implement. Our business plan includes organic growth and, if appropriate, growth through acquisitions. Our organic growth may involve an expansion into related banking lines of business and related services and products, which would involve additional risks. If we cannot implement our business strategies, we will be hampered in our ability to maintain and grow our business and serve our customers, which would in turn materially and adversely affect us. Even if our business strategies are successfully implemented, they may not have the favorable impact on our operations that we anticipate.

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

Our earnings are sensitive to the credit risks associated with lending.

The credit risk associated with commercial and industrial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer-type loans, and the effects of general economic conditions on a borrower’s business. Our commercial and industrial loan portfolio represented approximately 53.1% of our total loan portfolio as of December 31, 2012. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

In addition to commercial real estate loans that are or will be secured by commercial real estate, our commercial and industrial loans include owner-occupied real estate loans that are secured in part by the value of the real estate. Owner-occupied real estate loans represented approximately 24.3% of our total commercial and industrial loan portfolio as of December 31, 2012. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.

Our commercial real estate loan portfolio represented approximately 39.3% of our total loan portfolio as of December 31, 2012. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. Commercial real estate loans will typically be larger than consumer-type loans and may pose greater risks than other types of loans. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. In addition, we may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Currently, the availability of permanent financing alternatives in the market has been reduced and the terms have become more onerous, thereby increasing the re-financing risks inherent in our loan portfolio. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. The weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. In addition, banking regulators are giving greater scrutiny to commercial real estate lending and may require banks with higher levels of commercial real estate loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of commercial real estate loan concentrations, regulators are also considering requiring increased levels of reserves for loan losses, as well as the need for additional capital. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

As of December 31, 2012, we had a total of $24.3 million in outstanding residential real estate loans, comprising 6.3% of our total loan portfolio, and a total of $4.9 million in outstanding consumer loans, or 1.3% of our total loan portfolio. While residential real estate loans and consumer loans are more diversified than loans to commercial borrowers, a systematic decline in the economic health of a community, such as major job loss, could materially and adversely affect us. Also, a broad-based decline in the value of residential real estate that serves as our secondary source of repayment could materially and adversely affect us.

Decisions regarding credit risk could be inaccurate and our allowance for loan and lease losses may be inadequate to absorb future losses inherent in the portfolio, which could materially and adversely affect us.

Our loan portfolio and a small portion of our investment portfolio expose us to credit risk. Only $1.0 million, or 1.7%, of our $57.6 million investment portfolio was represented by securities other than U.S. agency securities as of December 31, 2012. Inherent risks in lending include the deterioration of the credit of borrowers and adverse changes in the industries and competitive environments in which they operate, changes in borrowers’ management and business prospects, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a high risk that some portion of the loans we make will not be repaid and, accordingly, will result in losses. Given our size, these losses could be concentrated in one or more borrowers and could be significant.

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

As of the respective effective date of the merger, the Paragon Transaction and VBB Acquisition, and as required by acquisition accounting rules, we recorded acquired loans at estimated fair values by creating a discount and eliminating the allowance for loan and lease losses. However, to the extent that the credit losses of the purchased loan portfolios are greater than our fair value adjustments at the effective date of these transactions, we could be materially and adversely affected.

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

We acquired a significant portion of our loans held for investment, in connection with the merger, the Paragon Transaction and the VBB Acquisition. Although these loans were marked down to their estimated fair values, as of the effective dates of the transactions, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolios that we acquired and, correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations, financial condition, and our ability to grow our business, even if other favorable events occur.

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

The Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006, entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at financial institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2012, we are not subject to additional supervisory analysis but could be in the future. Our management has implemented controls to monitor our commercial real estate lending and will continue to enhance and monitor those controls, but we cannot predict the extent to which this guidance may impact our future operations or capital requirements. Moreover, any risk management practices that we implement may not be effective to prevent losses in our loan portfolio, including our commercial real estate portfolio.

Our ability to maintain regulatory capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions and changes in capital requirements made by our regulators.

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

Our business plan was presented to the Federal Reserve in connection with the application of BankCap Partners to acquire control of First Bankshares (now Xenith Bankshares), and indirectly SuffolkFirst Bank (now Xenith Bank). As a condition to approval, BankCap Partners committed that the Bank would operate within the parameters of the business plan for three years from the date of the acquisition, which was December 22, 2009. As of December 31, 2012, the conditions as set forth in the business plan have been met, and we are required to maintain capital ratios that classify the Bank as “well-capitalized.”

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

In determining the adequacy of our capital levels we use risk-based capital ratios established by regulators. In calculating our risk-based ratios, we must apply risk weightings to our various asset classes. For example, cash is risk weighted at 0%, while a commercial and industrial loan for periods of one year or greater is risk-weighted at 100%. The risk weighting applied to our assets affects the denominator we use to calculate our risk-based capital ratios. Our regulators may change capital requirements, including previous interpretations or practices related risk weightings. These changes, if they were to occur, could have a significant effect on our risk-based capital ratios and could require us to raise additional capital to maintain required capital ratios. One such change could relate to the assets we hold as loans held for sale through our participation in the mortgage warehouse lending program. All of our loans held for sale are comprised of participation interests in mortgage loans to which we currently assign a risk weighting of 50%, the weighting applicable under current regulations to mortgage loans. The OCC has stated its view that assets that do not qualify as “participating interests,” pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 860, “Transfers and Servicing,” should be assigned a 100% risk weighting associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral. We are not regulated by the OCC; however, our regulators, the Federal Reserve and the Bureau of Financial Institutions, may also consider adopting this or a similar position. We cannot predict the likelihood that the OCC will adopt this position, nor can we predict the likelihood that our regulators would follow this position. We believe we have applied the correct risk weightings to our participation interests in the mortgage loans. However, if our regulators were to interpret the risk weightings differently than our current application, our risk-based capital ratios would be negatively impacted. As of December 31, 2012, a change in risk weightings from 50% to 100% for our loans held for sale would not have a significant impact on our risk-based capital ratios. If such a change were to be required by our regulators and applied in future periods, as required by our regulators, we may be required to reduce our participation in the mortgage warehouse program, which would have an adverse impact on our earnings, or to raise additional capital to maintain our status as “well-capitalized.”

We may not be able to access funding sufficient to support our growth.

Our business strategies are based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding and our costs would increase from alternative funding. If local customer deposits are not sufficient to fund our growth, we will look to outside sources such as borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral. We may also look to federal funds purchased and brokered deposits as discussed below under “—Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity” or seek to raise funds through the issuance of shares of our common stock or other equity or equity-related securities or the incurrence of debt as additional sources of liquidity. If we are unable to access funding sufficient to support our growth or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies.

We rely substantially on deposits made by our customers in our target markets, which can be materially and adversely affected by local and general economic conditions.

As of December 31, 2012, $321.6 million, or 71.0%, of our total deposits, consisted of non-interest bearing demand accounts and interest-bearing savings, money market and checking accounts. The $131.6 million remaining balance of deposits includes time deposits, of which approximately $64.5 million, or 14.2% of our total deposits, are due to mature within one year. Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by money market and general economic conditions. In addition, with on-going concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with our Bank is fully insured and may place them in other financial institutions or make investments that are perceived as being more secure. If we fail to attract new deposits or maintain existing deposits or are forced to increase interest rates paid to customers to attract and maintain deposits, our net interest income would be negatively impacted, and we could be materially and adversely affected.

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

As we continue to grow, we may become more dependent on wholesale funding sources, which may include FHLB borrowings and borrowings through the Federal Reserve’s discount window. As of December 31, 2012, we had $20.0 million of FHLB borrowings and $28.5 million of brokered deposits outstanding. If we are required to rely more heavily on wholesale funding sources to support our operations or growth in the future and such funding is expensive at such time, our revenues may not increase proportionately to cover our costs. In that case, our operating margins would be reduced, and we could be materially and adversely affected.

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

As of December 31, 2012, our nonperforming loans totaled $5.1 million, or 1.3% of our loan portfolio, and our nonperforming assets, which include other real estate owned (“OREO”), were $5.3 million, or 1.0% of our total assets. Until economic and real estate market conditions further improve, particularly in our target markets in and around Virginia, we may incur additional losses relating to an increase in nonperforming loans and OREO, and such losses could be material. When we acquire title to collateral in foreclosures and similar proceedings, we are required by accounting rules to mark such collateral to the then fair market value, less costs of disposal, which often results in a loss. Nonperforming assets adversely affect net income in various ways. While we pay interest expense to fund nonperforming assets, no interest income is recorded on nonaccrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. Additionally, we incur loan administration costs and the costs of maintaining properties carried as OREO. Nonperforming loans and OREO also increase our risk profile, and increases in the level of nonperforming loans and OREO could impact our regulators’ view of appropriate capital levels in light of such risks.

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

•	require the FDIC to seek to make its capital requirements for banks counter-cyclical;

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. While our management’s assessment included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 did not identify any material weaknesses, we cannot guarantee that we will not have any material weaknesses identified by our management or our independent registered public accounting firm in the future.

The Dodd-Frank Act includes a provision to permanently exempt non-accelerated filers from complying with the requirements of Section 404(b), which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Since we were a non-accelerated filer as of June 30, 2012 (the last day of our most recently completed second quarter), we are not required to comply with the requirements of Section 404(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. However, if the market value of our common stock held by non-affiliates equals $75 million or more as of the end of the last day of our most recently completed second quarter, we will be required to provide an attestation report from our independent registered public accounting firm on our internal control over financial reporting in our Annual Report on Form 10-K for the year in which we equal or exceed the $75 million threshold.

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

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of our allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the evaluation of the need for a valuation allowance on our deferred tax assets, and the application of acquisition accounting principles relating to acquisitions. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events could have a material impact on the accuracy of our consolidated financial statements and related disclosures.

The market value of our investments and loans held for sale may decline, which could cause a decline in our shareholders’ equity and negatively affect our results of operations.

We have designated our entire investment portfolio as securities available for sale pursuant to applicable accounting standards relating to accounting for investments. These standards require that unrealized gains and losses in the estimated fair value of the available-for-sale investment securities portfolio be reflected as a separate item in shareholders’ equity, net of tax, as accumulated other comprehensive income. As of December 31, 2012, we had $57.6 million, or 10.2% of our total assets, in securities available for sale at fair value. Shareholders’ equity reflects the unrealized gains and losses, net of tax, of these investments. Management believes that several factors will affect the market values of our investment securities portfolio. These include changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, the slope of the interest rate yield curve (i.e., the differences between shorter-term and longer-term interest rates) and reduced investor demand. Lower market values for our available-for-sale securities may result in recognition of an other-than-temporary impairment charge to our net income. If the market value of our investment securities portfolio declines, there will be a corresponding decline in shareholders’ equity, whether through accumulated other comprehensive income or lower results of operations.

Our loans held for sale are also carried at the lower of cost or fair market value, determined on an aggregate basis. As of December 31, 2012, we had $80.9 million in loans held for sale. These loans are held for short periods, usually less than 30 days, and more typically 10-25 days. A rapid increase in interest rates may affect the market value of our loans held for sale. If the market value of our loans held for sale declines, there would be a charge to our net income and corresponding reduction in our shareholders’ equity.

While we were profitable in 2012 and 2011, we are uncertain as to future profitability.

For the years ended December 31, 2012 and 2011, we reported pretax net income of $2.8 million and $4.4 million, respectively. However, for the year ended December 31, 2012, our net income was due in part to the reversal of the valuation allowance on our deferred tax asset, and for the year ended December 31, 2011, our pretax net income was due to the bargain purchase gain resulting from the VBB Acquisition. Prior to 2011, we had not recorded a profit since the quarterly period ended March 31, 2009, which was prior to the merger. For the year ended December 31, 2010 and for the period from January 1, 2009 through December 22, 2009, we incurred pretax net losses of $5.9 million and $6.5 million, respectively. As of December 31, 2012, we had an accumulated deficit of $3.7 million.

The primary reasons for our losses in the periods prior to 2012 were noninterest expenses related to the development of our technology and other infrastructure and the hiring of experienced personnel to support our business strategy and projected growth. We have made substantial progress in building our infrastructure and our team during the years ended December 31, 2011 and 2010. In particular, our investments to date have been critical to our business strategy, as they have allowed us to put into place the majority of the technology infrastructure and core operating platform to support our business strategy for the foreseeable future. We believe, however, that we will need to make additional investments, especially related to hiring skilled bankers and, as needed, expanding our technology infrastructure to respond to new technologically-driven services and products. We expect these investments will be modest relative to the investments made in 2011 and 2010. Our ability to continue to generate a profit in the future requires successful growth in revenues and management of expenses, among other factors. We expect to recruit additional talented bankers who will help us attract target customers and grow our business. While we expect the productivity of these additional bankers to exceed their incremental expenses over time, our operating results will be adversely impacted, if it does not happen promptly or at all.

We do not intend to pay dividends on our common stock in the foreseeable future, and we may never pay, or legally be able to pay, dividends.

We have not paid any dividends on our common stock since our inception, and we presently do not intend to pay any dividends on common stock in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders pursuant to state and federal laws and regulations. See “Item 1—Our Business—Supervision and Regulation—Payment of Cash Dividends.” The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.” Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never legally be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

BankCap Partners owns a significant number of shares of our common stock, which will enable it to influence the vote on all matters submitted to a vote of our shareholders.

As of December 31, 2012, BankCap Partners beneficially owned 3,671,500 shares of our common stock (including warrants to purchase 391,500 shares of our common stock at an exercise price of $11.49 per share, all of which warrants are currently exercisable), representing a 33.7% beneficial ownership of the outstanding shares of our common stock.

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

The new CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The potential reach of the CFPB’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services, including the Bank, is currently unknown.

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

In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased- in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, in amounts equal to 4.5%, 6.0% and 8.0% of risk-weighted assets, respectively, as well as maintaining a “capital conservation buffer” of 2.5% of risk-weighted assets. The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a counter-cyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

On June 7, 2012, the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a 10-year period. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. U.S. banking agencies have delayed implementation of the proposed rules as they continue weighing views expressed during the comment period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Item 2—Properties

The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2012:

Office Location	Owned or Leased	Lease Terms	Square
			Feet
One James Center (Headquarters) 901 E. Cary Street, Suite 1700 Richmond, VA 23219	Leased	Term expires June 30, 2019, with one option to extend for a three-year period	16,131

Boulders Branch Operations Center) 1011 Boulder Spring Drive, Suite 410 Richmond, VA 23225	Leased	Initial term of 65 months beginning December 1, 2008, with two options to extend for a three-year period each	10,592

McLean Branch 8200 Greensboro Drive, Suite 1400 McLean, VA 22102	Leased	Initial term of 87 months beginning November 1, 2008, with one option to extend for a three-year period	6,935

North Suffolk Branch 3535 Bridge Road Suffolk, VA 23435	Owned		12,255

Plaza Branch 1000 N. Main Street Suffolk, VA 23434	Leased	Initial term of five years beginning January 1, 2004, with an automatic five-year renewal	2,512

Bosley Branch 100 Bosley Avenue Suffolk, VA 23434	Owned		2,596

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

None

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “XBKS.” As of March 8, 2013, we had 10,488,060 shares of common stock issued and outstanding and approximately 1,199 record holders. The following table sets forth the high and low sales price for our common stock on The NASDAQ Capital Market during the periods indicated.

	2012		2011
Quarter	High	Low	High	Low
First	$4.40	$3.49	$5.80	$4.06
Second	4.50	3.51	5.27	3.38
Third	4.82	3.86	4.15	3.12
Fourth	5.91	4.17	4.34	3.10

Dividend Policy

We have not paid any dividends on common stock since our inception and we presently do not intend to pay any dividends on common stock in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders of common stock pursuant to state and federal laws and regulations. See “Item 1—Business—Supervision and Regulation—Payment of Cash Dividends.” The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.” Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders of common stock. Accordingly, we may never be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

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

All dollar amounts included in the tables in this discussion and analysis are in thousands, except per share data. Columns and rows of amounts presented in tables may not total due to rounding.

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches operate under the name Xenith Bank. As of December 31, 2012, we had total assets of $563.2 million, total loans, net of our allowance for loan and lease losses, of $459.9 million, total deposits of $453.2 million and shareholders’ equity of $87.5 million.

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

During the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Substantially all of the loans are conforming loans. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of December 31, 2012, we had $80.9 million in loans held for sale.

We currently assign a risk weighting of 50% to our participation interests, the weighting applicable under current regulations to mortgage loans. The Office of the Comptroller of the Currency (the “OCC”) has stated its view that assets that do not qualify as “participating interests” should be assigned the 100% risk weighting associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral. We are not regulated by the OCC; however, our regulators, the Federal Reserve and the Virginia Bureau of Financial Institutions, may also consider adopting this or a similar position. If such a change were to be required by our regulators and applied in future periods, we may be required to reduce our participation in the mortgage warehouse program or raise additional capital to maintain our status as “well-capitalized.” See “Item 1A—Risk Factors—Our ability to maintain regulatory capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions and changes in capital requirements made by our regulators.” for a discussion of the possible impact on the Bank if our regulators change the required risk weightings on these participation interests. If a change were to be required by our regulators and applied in future periods, our participation interests, which are currently reported as loans held for sale, may be classified as loans held for investment on our consolidated balance sheet and cash flows related to these loans, which are cash flows from operating activities, may be classified as cash flows from investing activities. As of December 31, 2012, a change in risk weightings from 50% to 100% for our loans held for sale would not have a significant impact on our risk-based capital ratios.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains on the sale of securities and other miscellaneous income. Deposits, FHLB borrowed funds and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”) and efficiency ratio.

The following table presents selected performance measures, which are non-GAAP measures, as of the dates stated:

	For the Years Ended December 31,
	2012	2011
Net interest margin (1)	4.47%	4.88%
Return on average assets (2)	1.42%	1.24%
Return on average common equity (3)	9.89%	7.01%
Efficiency ratio (4)	80%	66%

(1)	Net interest margin is the percentage of net interest income divided by average interest-earning assets.
(2)	ROAA is net income divided by average total assets.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock.
(4)	Efficiency ratio is noninterest expenses divided by the sum of net interest income and noninterest income.

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

From its inception on February 19, 2008 until the completion of the merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations. Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. Accordingly, the assets and liabilities of First Bankshares were recorded at their estimated fair values on December 22, 2009 in the consolidated balance sheet of Xenith Bankshares. The merger was accounted for under the acquisition method of accounting.

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

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) acted as court-appointed receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank.

The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received an initial cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets acquired ($5.9 million). During 2012, the Bank received $14 thousand in final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement with the FDIC.

Issuance of Stock

In April 2011, we completed the issuance and sale of 4.6 million shares of common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the Securities Exchange Commission (“SEC”). Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

In September 2011, as part of the Small Business Lending Fund (“SBLF”) of the United States Department of the Treasury (“U.S. Treasury”), we entered into a Small Business Lending Fund - Securities Purchase Agreement with the Secretary of the U.S. Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation on September 20, 2011. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained at the holding company to fund the quarterly dividend payable on the SBLF Preferred Stock.

Industry Conditions

The economy showed signs of improvement in 2012, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted, as published by the Bureau of Labor Statistics, declined from 8.5% in December 2011 to 7.8% in December 2012. In the Fifth District of the Federal Reserve Bank, which includes our target markets, the December 2012 unemployment rate was 7.4%, down from 8.1% at the end of 2011. Business spending continued to be tepid in our target markets, and while the services sector expanded in 2012, the manufacturing sector contracted during this period.

The slow growth in business, high unemployment and depressed real estate markets have taken its toll on banks. Since the beginning of 2009, the FDIC has closed nearly 450 failed banks. Georgia, Florida, California and Illinois account for over half of the failures. In Virginia, there have been four failures, the most recent failure being in 2011. One of the bank failures in Virginia was VBB, the assets and liabilities of which we acquired in July 2011. Besides the number of actual bank failures, the recession and weak recovery have taken a toll on many banks that are still operating. In our target markets alone, there are numerous banks that are undercapitalized, have high levels of criticized and nonperforming assets, and some are under written agreements with their regulators requiring that they address their short-comings.

In January 2013, the Federal Open Market Committee (“FOMC”) stated it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time. In particular, the FOMC stated its goal “to keep the target range for the federal funds rate at 0 to  1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.”

Low interest rates and intense competition, due to limited business investment, in addition to other factors, have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We anticipate intense competition in our markets until the economy shows stronger signs of improvement.

Outlook

We believe we are well positioned to take advantage of competitive opportunities. We believe we will benefit from (1) our capital base, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team and board of directors. We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

Intense competition for quality loans in this low interest rate environment requires that we remain firm in applying our established credit underwriting practices, providing exceptional customer service, and offering competitive treasury services products, as well as cautiously stepping down rates on our deposits and monitoring our expenses.

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

Critical Accounting Policies

General

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with generally accepted accounting practices in the U.S. (“GAAP’) and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and the amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations. Our significant accounting policies are discussed further in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We consider a policy critical, if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe our most critical accounting policy relates to the allowance for loan and lease losses which reflects the estimated losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to acquired credit-impaired loans accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for acquired credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis.

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

Loans

Loans that we originate are carried at their principal amount outstanding plus or minus unamortized fees, origination costs and fair value adjustments for acquired loans. Interest income is recorded as earned on an accrual basis. It is our policy that accrual of interest income is discontinued when a loan is 90 days past due as to interest and principal or when the collection of principal and/or interest is in doubt, which may occur in advance of the loan being 90 days past due. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. We use the allowance method in providing for possible loan losses.

Management considers loans to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and we expect to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk ratings, and loan review. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. We consider all of our nonperforming loans to be impaired loans.

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC 310-30. We concluded that a portion of the loans acquired in the VBB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30.

In applying ASC 310-30 to acquired loans, we must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including estimated default rates and the amount and timing of prepayments, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools if the loans have common risk characteristics. We have estimated cash flows expected to be collected on a loan-by-loan basis.

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

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan. Any impairment charge recorded as a result of a re-evaluation is recorded as an increase in our allowance for loan and lease losses.

Acquired loans for which we cannot predict the amount or timing of cash flows are accounted for under the cost recovery method, whereby principal and interest payments received reduce the carrying value of the loan until such amount has been received. Amounts received in excess of the carrying value are reported in interest income.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized and measured pursuant to FASB ASC Topic 450, “Contingencies,” and (2) a component for individual loan impairment recognized pursuant to FASB ASC Topic 310, “Receivables.” A loan is impaired when, based on current information and events, it is probable that all amounts due (principal and interest) according to the contractual terms of the loan agreement will not be collected.

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as we originate in our portfolio. We also consider qualitative factors, such as general economic conditions, nationally and in our target markets, as well as threats of outlier events such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change.

In assessing the adequacy of our allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on our assessment of our borrower’s financial capacity and the other is based on the type of our collateral. Our assigned risk ratings generally determine the quantitative factors used in the calculation of our allowance for loan and lease losses. In addition to our assessment of risk ratings, we also consider internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to our policies and procedures, and external observable data such as industry and general economic trends.

In evaluating our acquired credit-impaired loans, we periodically estimate the amount and timing of cash flows expected to be collected. Upon re-estimation, any deterioration in the timing and/or amount of cash flows results in an impairment charge which is reported as a provision for loan and lease losses in net income and a component of our allowance for loan and lease losses.

Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in our consolidated statements of operations. Loans deemed to be uncollectible, in full or in part, are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses. In the case of loans accounted for under ASC 310-30 for which an impairment charge has been taken, a subsequent improvement in the expected timing or amount of future cash flows could result in the reduction of the allowance for loan and lease losses and an increase in our net income.

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

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value less costs of disposal at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and, if required, a reserve is established to reflect the net carrying value of the asset at the lower of carrying value or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of OREO are included in our consolidated statements of operations.

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

The Paragon Transaction and the VBB Acquisition were determined to be acquisitions of businesses in accordance with ASC 805; therefore, these transactions were also accounted for under the acquisition method of accounting, with the assets acquired and liabilities assumed recorded at their estimated fair values as of the effective date of the acquisitions, which was July 29, 2011.

The determination of these fair values requires management to make estimates about future cash flows, market conditions and other events, which are highly subjective in nature. Actual results may differ materially from the estimates made.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Our recorded goodwill as of December 31, 2012 was $13.0 million, all of which resulted from the merger with First Bankshares. Management has concluded that none of its recorded goodwill was impaired as of the testing date, which was October 31, 2012. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. Our core deposit intangibles were acquired in the merger and the Paragon Transaction and are being amortized on a straight-line basis over 10 years. No events have occurred since December 31, 2012 that would indicate impairment in the carrying amounts of other intangibles.

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

Deferred tax assets are evaluated for recoverability and a valuation allowance is provided if it is more likely than not that these tax benefits will be realized. This determination requires us to evaluate both historical and future factors and to conclude as to the likelihood that our deferred tax assets will be utilized in the future. Changes in factors in future periods could require us to record a valuation allowance on all or a portion of our deferred tax asset in these periods. Further discussion of the factors considered in determining a need for a valuation allowance is contained in the discussion under “— Results of Operations—Income Taxes” below.

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

Results of Operations

Net Income

For the year ended December 31, 2012, we reported net income of $7.4 million, compared to net income of $4.4 million for the year ended December 31, 2011. Net income for the year ended December 31, 2012 includes a $5.0 million income tax benefit due to the reversal of the valuation allowance on our net deferred tax assets. Net income in 2011 includes a pre-tax bargain purchase gain of $8.7 million resulting from the VBB Acquisition.

The following table presents net income and earnings per common share information for the periods stated. In April 2011, common shares outstanding increased 4.6 million as a result of the completion of our underwritten public offering of shares of our common stock.

	For the Years Ended December 31,
	2012	2011
Net income	$7,379	$4,447

Preferred stock dividend	(89)	(23)

Net income available to common shareholders	$7,290	$4,424

Earnings per common share, basic and diluted	$0.70	$0.48

In September 2011, we received $8.4 million from the U.S. Treasury pursuant to the SBLF and issued 8,381 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, which is further discussed below.

Net Interest Income

For the year ended December 31, 2012, net interest income was $22.0 million compared to $16.2 million for the year ended December 31, 2011. Greater net interest income was primarily due to higher average loan balances, partially offset by both lower yields on average interest-earning assets and higher deposit balances at slightly higher costs. Higher deposit cost in the 2012 period was impacted by the expiration of a purchase accounting adjustment, which is further discussed below. As presented in the table below, net interest margin decreased 41 basis points to 4.47% for the year ended December 31, 2012, from 4.88% for the year ended December 31, 2011. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Average interest-earning assets and related interest income increased $160.2 million and $7.1 million, respectively, for the year ended December 31, 2012 compared to 2011. Average interest-bearing liabilities and related interest expense increased $114.1 million and $1.3 thousand, respectively, for the year ended December 31, 2012 compared to 2011. Yields on interest-earning assets declined 41 basis points to 5.27% for the year ended December 31, 2012 compared to 2011, while costs of interest-bearing liabilities increased 3 basis points to 1.06% for the same comparative periods. Our participation in the mortgage warehouse lending program, which is further discussed below, decreased our overall yield on interest-earning assets for the year ended 2012 compared to the year ended 2011; however, we believe participation in this program is an efficient use of excess liquidity. Average interest-earning assets as a percentage of total assets were 94.9% and 92.5%, respectively, for the years ended December 31, 2012 and 2011.

Our loan portfolios acquired in the merger, the Paragon Transaction and the VBB Acquisition were discounted to estimated fair values (for expected credit losses and for interest rates) immediately following the merger and the acquisitions, as applicable. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair values is being recognized (accreted) into interest income over the remaining life of the loans or the period of estimated cash flows. Amounts received in excess of the carrying value of loans are accreted into interest income at the time of recovery. Loan discount accretion for the year ended December 31, 2012 and 2011 was $3.3 million and $3.6 million, respectively.

In addition, time deposits acquired in the merger were adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and was amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense of $1.1 million for the year ended December 31, 2011. This fair value adjustment had no effect on the year ended December 31, 2012.

For the year ended December 31, 2011, net interest income was $16.2 million compared to $8.6 million for the year ended December 31, 2010. Net interest margin increased 55 basis points to 4.88% for the year ended December 31, 2011 compared to 4.33% in the year ended December 31, 2010. Greater net interest income and net interest margin was primarily due to higher average loan balances, higher accretion of fair value adjustments, and a decrease in the cost of deposits. Loan discount accretion for the years ended December 31, 2011 and 2010 was $3.6 million and $1.6 million, respectively. The fair value adjustment related to time deposits was $1.1 million in the years ended December 31, 2011 and 2010. Average interest-earning assets as a percentage of total assets were 92.5% and 88.0%, respectively, for the years ended December 31, 2011 and 2010.

The following table presents the impact of purchase accounting adjustments on our net interest margin for the periods stated:

	For the Years Ended December 31,
	2012	2011	2010
Net interest margin (1)	4.47%	4.88%	4.33%
Purchase accounting adjustments impact (2)	0.68%	1.39%	1.38%
Net interest margin excluding the impact of purchase accounting adjustments	3.79%	3.49%	2.95%

(1)	Net interest margin is the percentage of net interest income divided by average interest-earning assets.
(2)	Purchase accounting adjustments for the year ended December 31, 2012 include accretion of discounts on acquired loans. For the years ended December 31, 2011 and 2010, purchase accounting adjustments include both accretion and an adjustment for interest rates on acquired time deposits.

The following tables provide a detailed analysis of the average yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated:

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Years Ended December 31,
							2012 vs. 2011
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase	Change due to (2)
	2012	2011	2012	2011	2012	2011	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,951	$978	0.19%	0.25%	$4	$2	$1	$(1)	$2
Investments / Interest-earning deposits (9)	104,586	104,589	1.64%	1.92%	1,718	2,010	(292)	(292)	(0)
Loans held for sale	49,579	—	3.51%	0.00%	1,739	—	1,739	—	1,739
Loans held for investment, gross (3)	336,914	227,261	6.68%	7.43%	22,515	16,879	5,635	(1,833)	7,468

Total interest-earning assets	493,031	332,828	5.27%	5.68%	25,976	18,891	7,085	(2,125)	9,209

Noninterest-earning assets:
Cash and due from banks	4,112	4,158
Premises and fixed assets	5,799	6,224
Other assets (9)	20,794	19,602
Allowance for loan and lease losses	(4,407)	(3,086)

Total noninterest-earning assets	26,299	26,898

Total assets	$519,330	$359,726

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,599	$8,712	0.24%	0.31%	$31	$27	$3	$(7)	$10
Savings and money market deposits	205,406	106,404	0.80%	0.97%	1,642	1,034	608	(210)	819
Time deposits	133,915	119,308	1.42%	0.86%	1,903	1,032	871	732	139
Federal funds purchased and borrowed funds	20,176	23,572	1.84%	2.34%	372	553	(181)	(108)	(73)

Total interest-bearing liabilities	372,096	257,996	1.06%	1.03%	3,947	2,646	1,301	406	896

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	61,889	33,894
Other liabilities	2,335	2,068

Total noninterest-bearing liabilities	64,224	35,962

Shareholders’ equity	83,010	65,768

Total liabilities and shareholders’ equity	$519,330	$359,726

Interest rate spread (4)			4.21%	4.65%
Net interest income (5)					$22,029	$16,245	$5,783	$(2,530)	$8,314

Net interest margin (6)			4.47%	4.88%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2012 and 2011 includes $3,335 thousand and $3,569 thousand, respectively, in accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 is reduced by $1,052 thousand related to acquistion fair value adjustments. There is no fair value adjustment in 2012.
(9)	Amount in 2011 has been adjusted to include bank stock in investments/interest-earning deposits, which was previously reported in other assets.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31,
							2011 vs. 2010
	Average Balances (1)		Yield / Rate		Income / Expense (7), (8)		Increase	Change due to (2)
	2011	2010	2011	2010	2011	2010	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$978	$772	0.25%	0.11%	$2	$1	$2	$1	$0
Investments / Interest-earning deposits	104,589	77,074	1.92%	2.72%	2,010	2,097	(87)	(715)	628
Loans, gross (3)	227,261	120,842	7.43%	7.17%	16,879	8,662	8,217	324	7,893

Total interest-earning assets	332,828	198,688	5.68%	5.42%	18,891	10,760	8,130	(390)	8,521

Noninterest-earning assets:
Cash and due from banks	4,158	2,789
Premises and fixed assets	6,224	6,772
Other assets	19,602	18,255
Allowance for loan losses	(3,086)	(624)

Total noninterest-earning assets	26,898	27,191

Total assets	$359,726	$225,879

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$8,712	$5,835	0.31%	0.21%	$27	$12	$15	$8	$8
Savings deposits	106,404	24,127	0.97%	0.94%	1,034	226	807	8	799
Time deposits	119,308	98,659	0.86%	1.33%	1,032	1,317	(285)	(524)	239
Federal funds purchased and borrowed funds	23,572	26,464	2.34%	2.31%	553	611	(59)	9	(68)

Total interest-bearing liabilities	257,996	155,085	1.03%	1.40%	2,646	2,167	479	(499)	978

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	33,894	16,564
Other liabilities	2,068	2,174

Total noninterest-bearing liabilities	35,962	18,738

Shareholders’ equity	65,768	52,056

Total liabilities and shareholders’ equity	$359,726	$225,879

Interest rate spread (4)			4.65%	4.02%

Net interest income (5)					$16,245	$8,593	$7,651	$109	$7,543

Net interest margin (6)			4.88%	4.33%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(7)	Interest income on loans in 2011 and 2010 includes $3,569 thousand and $1,646 thousand, respectively, in accretion related to acquired loans.
(8)	Interest expense on time deposits in 2011 and 2010 is reduced by $1,052 thousand and $1,080 thousand, respectively, related to fair value adjustments related to the merger.
(9)	Amounts in 2011 and 2010 have been adjusted to include bank stock in investments/interest-earning deposits, which was previously reported in other assets.

Noninterest Income

Noninterest income was $0.7 million for the year ended December 31, 2012 compared to $9.0 million for the year ended December 31, 2011. Noninterest income in the 2011 period included a bargain purchase gain of $8.7 million resulting from the VBB Acquisition, which was effective July 29, 2011.

Noninterest Expense

For the year ended December 31, 2012, noninterest expense was $18.1 million compared to $16.7 million for the year ended December 31, 2011. Greater noninterest expense in the 2012 period was primarily comprised of higher compensation and benefits expense of $1.5 million, higher bank franchise taxes of $195 thousand and higher other expenses of $264 thousand, partially offset by lower OREO expenses of $177 thousand and professional fees of $590 thousand. The increase in compensation and benefits in the 2012 period is a result of the personnel associated with the Paragon Branch, who were with the Bank a full year in 2012 compared to only a partial year in 2011, and the addition of other personnel. Higher bank franchise taxes, which are capital based, increased due to our greater capital level. OREO expenses were lower in the 2012 period due to the disposition of certain properties held by the Bank. Higher other expenses in 2012 relate primarily to higher costs of approximately $110 thousand incurred in the workout of certain loans acquired in the VBB Acquisition and compensation paid to our directors in the form of shares of our common stock of $151 thousand. Prior to 2012, our directors received no compensation other than stock options. Other expenses in 2011 included a prepayment fee of $133 thousand we incurred in the connection with the full repayment of a borrowing assumed in the VBB Acquisition. Professional fees for the 2012 period were lower due to approximately $377 thousand of fees incurred in 2011 related to the Paragon Transaction and VBB Acquisition.

Income Taxes

For the year ended December 31, 2012, we reported an income tax benefit of $4.6 million compared to income tax expense of $75 thousand for the year ended 2011. The income tax benefit in 2012 includes a $5.0 million deferred tax benefit recorded in the third quarter due to the reversal of the valuation allowance recorded against our net deferred tax asset. Also in the third quarter, we recorded $0.6 million of deferred tax expense in other comprehensive income.

As of September 30, 2012, we assessed the need for a valuation allowance, evaluating both positive and negative evidence, and concluded that it was more likely than not that our deferred taxes would be utilized in future periods. Our evaluation considered the following positive evidence:

•	We were in a positive cumulative pre-tax income position for the period since the merger with First Bankshares.

•	Our quarterly pre-tax operating results had improved each of the prior four quarters ending September 30, 2012.

•	Our financial projections were sufficient to absorb net deferred tax assets.

•	We expected to generate taxable income, before the utilization of net operating losses, in 2012 and in future years.

•	Deferred tax assets included $2.3 million related to $6.8 million of net operating losses, which under current law, can be carried forward for 20 years.

•

We believe we have not experienced a “change in control,” as defined under Internal Revenue Code Section 382 and related regulations, since the effective date of the merger with First Bankshares in 2009. Accordingly, we believe we have incurred no limitations on the use of our net operating losses.

•	We believed our allowance for loan and lease losses plus discounts recorded on acquired loans to be adequate to avoid significant charges to net income related to problem loans.

•	A significant portion of our net interest income is based on long-term contracts with a significant number of customers.

As of September 30, 2012, we also considered the following negative evidence:

•	We do not have taxable income in carryback periods available to offset existing deferred tax assets.

•	We had no executable tax planning strategies to utilize future tax deductible amounts.

•	We operate in a competitive and highly-regulated industry, which could impact our future profitability.

Based on the above evaluation, we concluded, and continue to conclude that as of December 31, 2012, it is more likely than not that our deferred taxes will be utilized in future periods.

Our net deferred tax assets as of December 31, 2012 and 2011 were $4.1 million and $5.2 million, respectively. As of December 31, 2011, we had a full valuation allowance on our net deferred tax asset. As of December 31, 2012, estimated net operating losses available for carryforward are $5.3 million, which would expire, if not utilized, beginning in 2030.

In the year ended December 31, 2012, we recorded $75 thousand income tax expense resulting from the adjustment of amounts available for carryback upon filing our 2012 federal tax return and carryback claims.

Financial Condition

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	December 31, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$42,804	$44,240	2.59	2.16%
- Variable rate	2,038	2,181	11.20	3.21%
Municipals	1,050	1,000	9.25	2.80%
Collateralized mortgage obligations	9,977	10,130	2.84	1.85%

Total securities available for sale	$55,869	$57,551	3.08	2.16%

	December 31, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$53,518	$54,771	2.81	2.57%
- Variable rate	2,489	2,620	11.08	3.11%
Collateralized mortgage obligations	9,866	10,065	3.19	2.76%
Trust preferred securities	1,123	1,010	15.29	7.75%

Total securities available for sale	$66,996	$68,466	3.39	2.70%

	December 31, 2010
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	43,446	43,744	2.69	2.81%
- Variable rate	5,035	5,272	11.14	3.40%
Collateralized mortgage obligations	7,555	7,641	2.32	3.00%
Trust preferred securities	2,253	2,233	5.16	7.48%

Total securities available for sale	$58,289	$58,890	3.48	3.06%

The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	December 31, 2012
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield

Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	14,201	1.82%	30,039	2.32%	44,240	2.16%
- Variable rate	—	—	—	—	—	—	2,181	3.21%	2,181	3.21%
Municipals	—	—	—	—	—	—	1,000	2.80%	1,000	2.80%
Collateralized Mortgage Obligations	—	—	—	—	—	—	10,130	1.85%	10,130	1.85%

Total securities available for sale	$—	—	$—	—	$14,201	1.82%	$43,350	2.26%	$57,551	2.16%

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	December 31, 2012
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$32,654	$33,941	37.3%
- Federal Home Loan Mortgage Corporation	12,188	12,480	13.9%

Loans

The following table presents our loan portfolio, by loan category and percentage to total loans for loans held for investment, as of the dates stated:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial and industrial	$203,880	53.11%	$168,417	51.64%	$68,045	44.43%	$43,467	42.59%	$46,801	39.92%
Commercial real estate	150,796	39.28%	126,525	38.80%	57,035	37.24%	34,979	34.28%	40,326	34.39%
Residential real estate	24,291	6.33%	25,847	7.93%	23,337	15.24%	22,061	21.62%	27,766	23.68%
Consumer	4,886	1.27%	5,285	1.62%	4,715	3.08%	1,524	1.49%	2,343	2.00%
Overdrafts	28	0.01%	65	0.01%	14	0.01%	19	0.02%	11	0.01%

Loans held for investment	383,881	100.00%	326,139	100.00%	153,146	100.00%	102,050	100.00%	117,247	100.00%
Allowance for loan and lease losses	(4,875)		(4,280)		(1,766)		—		(1,687)

Loans held for investment, net of allowance	379,006		321,859		151,380		102,050		115,560
Loans held for sale	80,867		—		—		—		—

Total loans	$459,873		$321,859		$151,380		$102,050		$115,560

The following tables provide the maturity analysis of our loan portfolio as of the dates presented based on whether loans are variable-rate or fixed-rate loans:

	December 31, 2012
		Variable Rate			Fixed Rate
	Within	1 to 5	After	Total variable	1 to 5	After	Total fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$94,697	$65,316	$1,313	$66,629	$35,305	$5,402	$40,707	$202,033
Commercial real estate (2)	58,309	62,117	9,988	72,105	16,443	791	17,234	147,648
Residential real estate (3)	8,515	5,740	3,473	9,213	5,736	753	6,489	24,217
Consumer	3,634	701	5	706	535	11	546	4,886
Overdrafts	28	—	—	—	—	—	—	28

Total loans	$165,183	$133,874	$14,779	$148,653	$58,019	$6,957	$64,976	$378,812

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.2 million in nonaccrual fixed-rate loans and $925 thousand in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans and $35 thousand in nonaccrual variable-rate loans.

	December 31, 2011
		Variable Rate			Fixed Rate
	Within	1 to 5	After	Total variable	1 to 5	After	Total fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$67,515	$50,694	$4,953	$55,647	$40,672	$4,078	$44,750	$167,912
Commercial real estate (2)	28,075	51,678	5,601	57,279	34,704	1,211	35,915	121,269
Residential real estate (3)	3,931	7,706	3,953	11,659	6,291	3,841	10,132	25,722
Consumer	2,518	1,827	251	2,078	680	10	690	5,286
Overdrafts	65	—	—	—	—	—	—	65

Total loans	$102,104	$111,905	$14,758	$126,663	$82,347	$9,140	$91,487	$320,254

(1)	Excludes $504 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $5.3 million in nonaccrual variable-rate loans.
(3)	Excludes $125 thousand in nonaccrual fixed-rate loans.

	December 31, 2010
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total Maturities
Commercial and industrial (1)	$35,446	$13,895	$376	$14,271	$15,876	$1,078	$16,954	$66,671
Commercial real estate (2)	21,208	22,426	—	22,426	9,457	1,246	10,703	54,337
Residential real estate	6,508	4,053	582	4,635	7,953	4,241	12,194	23,337
Consumer (3)	712	3,055	1	3,056	912	14	926	4,694
Overdrafts	14	—	—	—	—	—	—	14

Total loans	$63,888	$43,429	$959	$44,388	$34,198	$6,579	$40,777	$149,053

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans.
(2)	Excludes $2.7 million in nonaccrual variable-rate loans.
(3)	Excludes $20 thousand in nonaccrual fixed-rate loans.

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

Loans secured by real estate comprised 68.0% of our loan portfolio as of December 31, 2012, and 68.1% as of December 31, 2011. Commercial real estate loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-service coverage ratios as well. Residential real estate loans consist of first and second lien loans, including first mortgages and home equity lines, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Allowance for Loan and Lease Losses

The following table presents our allowance for loan and lease losses by loan type and the percent of loans in each category to total loans held for investment, as of the dates stated:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
		Percent of loans in each category to total loans held for		Percent of loans in each category to total loans held for		Percent of loans in each category to total loans held for		Percent of loans in each category to total loans held for		Percent of loans in each category to total loans held for
	Amount	investment	Amount	investment	Amount	investment	Amount	investment	Amount	investment
Balance at end of period applicable to:
Commercial and industrial	$1,523	53.11%	$748	51.64%	$470	44.43%	$1,246	42.59%	$589	39.92%
Commercial real estate	3,086	39.28%	3,370	38.80%	1,106	37.24%	4,980	34.28%	863	34.39%
Residential real estate	245	6.33%	133	7.93%	164	15.24%	434	21.62%	188	23.68%
Consumer	21	1.28%	29	1.63%	26	3.09%	40	1.51%	33	2.01%
Unallocated	—	0.00%	$—	0.00%	—	0.00%	—	0.00%	14	0.00%

Total allowance for loan and lease losses	4,875	100.00%	4,280	100.00%	1,766	100.00%	6,700	100.00%	1,687	100.00%

Acquisition fair value adjustment	—		—		—		(6,700)		—

Total allowance for loan and lease losses	$4,875		$4,280		$1,766		$—		$1,687

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Balance at beginning of period	$4,280	$1,766	$—	$1,687	$942
Charge-offs:
Commercial and industrial	51	333	—	187	79
Commercial real estate	1,127	973	200	133	—
Residential real estate	—	93	52	215	—
Consumer	2	3	1	5	11
Overdrafts	9	13	15	—	—

Total charge-offs	1,189	1,415	268	540	90

Recoveries:
Commercial and industrial	—	72	—	32	6
Commercial real estate	20	12	43	19	—
Residential real estate	—	—	—	—	—
Consumer	3	—	—	1	—
Overdrafts	1	2	1	—	—

Total recoveries	24	86	44	52	6

Net charge-offs	1,165	1,329	224	488	84

Additions to the allowance for loan and lease losses	1,819	4,005	1,990	5,501	829
Less: Amount for unfunded commitments	(59)	(162)	—	—	—

Allowance after additions	4,875	4,280	1,766	6,700	1,687
Acquisition fair value adjustment	—	—	—	(6,700)	—

Balance at end of period	$4,875	$4,280	$1,766	$—	$1,687

For the years ended December 31, 2012 and 2011, we recorded provision expense of $1.8 million and $4.0 million, respectively. Higher provision expense in 2011 was primarily due to greater growth in loans held for investment and $613 thousand in provision expense recognized upon the settlement of certain participating loans that were acquired in the merger.

The allowance for loan and lease losses excludes discounts recorded on our acquired loan portfolios, which as of December 31, 2012 and 2011 was $8.1 million and $14.0 million, respectively. Immediately following the merger, the allowance for loan and lease losses was reduced to $0 and loans were recorded at estimated fair value in accordance with acquisition accounting by recording an adjustment of $6.7 million. Likewise, the loans acquired in the Paragon Transaction and the VBB Acquisition were recorded at estimated fair values at the date of acquisition and any related allowance for loan and lease losses was not established at acquisition.

Our purchased credit-impaired loans accounted for under ASC 310-30 require us to periodically re-evaluate the timing and amount of expected future cash flows. Any deterioration in the timing and/or amount of cash flows results in an impairment charge which is reported as a provision for loan and lease losses in net income and a component of our allowance for loan and lease losses. For the period ended December 31, 2012, $677 thousand was included in our provision for loan and lease losses related to the re-evaluation of our purchased credit-impaired loans, and as of December 31, 2012, our allowance for loan and lease losses included $537 thousand for these loans. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed.

The following table presents the activity in our discounts recorded for acquired loans as of the dates stated:

	December 31, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion (1)	(3,335)	(3,568)
Disposals (2)	(2,539)	(2,045)

Balance at end of period	$8,133	$14,007

(1)	Accretion represents amounts reported in interest income.
(2)	Disposals represent the reduction of discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on our nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest or principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of December 31, 2012 and 2011, there were no loans 90 days or greater past due with respect to principal and interest for which interest was accruing.

As of December 31, 2012 and 2011, we had $276 thousand and $808 thousand, respectively, in OREO. OREO held at December 31, 2012 consisted of commercial properties and undeveloped land. OREO valuations are evaluated periodically, and any necessary reserve to carry the asset at its fair value is recorded as a charge to net income.

The following table summarizes our nonperforming assets as of the dates stated:

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Nonaccrual loans	$5,069	$5,862	$2,841	$4,129	$677
Other real estate owned	276	808	1,485	464	—

Total nonperforming assets	$5,345	$6,670	$4,326	$4,593	$677

Nonperforming assets as a percentage of total loans held for investment	1.39%	2.05%	2.82%	4.50%	0.58%
Nonperforming assets as a percentage of total assets	0.95%	1.40%	1.72%	2.28%	0.37%
Net charge-offs as a percentage of average loans held for investment	0.35%	0.58%	0.18%	N/A	0.08%
Allowance for loan and lease losses as a percentage of total loans held for investment	1.27%	1.31%	1.15%	N/A	1.44%
Allowance for loan and lease losses to nonaccrual loans	96.16%	73.01%	62.16%	N/A	249.39%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of December 31, 2012 totaled $453.2 million, an increase of 21%, compared to deposits of $375.0 million as of December 31, 2011. Demand deposits, including money market accounts, increased $89.5 million, or 39%, over balances at December 31, 2011, while time deposits decreased $11.8 million, or 8%. Of the increase in demand deposits, over 30% was in noninterest-bearing deposit accounts. As of December 31, 2012 and 2011, $28.5 million and $31.9 million, respectively, of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”), which we refer to as brokered deposits.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated. Rates on time deposits for periods prior to 2012 include the impact of purchase accounting adjustments.

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$61,889	—	$33,894	—	$16,564	—
Interest-bearing deposits:
Demand and money market	214,194	0.77%	111,554	0.96%	26,425	0.84%
Savings accounts	3,811	0.40%	3,562	0.50%	3,537	0.50%
Time deposits $100,000 or greater	72,594	1.32%	64,122	1.10%	38,326	1.63%
Time deposits less than $100,000	61,321	1.54%	55,186	0.59%	60,333	1.15%

Total interest-bearing deposits	351,920	1.02%	234,424	0.89%	128,621	1.21%

Total average deposits	$413,809	0.86%	$268,318	0.78%	$145,185	1.07%

Maturities of large denomination time deposits (equal or greater than $100,000) as of December 31, 2012 were as follows:

	Within 3 Months	3-6 Months (1)	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$5,207	$8,133	$25,899	$33,631	$72,870	16.08%

(1)	Includes CDARS deposits of $4.7 million.

Borrowings

The following table summarizes the year-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	December 31, 2012				December 31, 2011				December 31, 2010
		Highest		Weighted		Highest		Weighted		Highest		Weighted
	Year-End	Month-End	Average	Average	Year-End	Month-End	Average	Average	Year-End	Month-End	Average	Average
	Balance	Balance	Balance	Rate	Balance	Balance	Balance	Rate	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$134	0.76%	$—	$2,191	$296	0.90%	$—	$—	$37	0.76%
Other borrowings	—	—	42	0.44%	—	1,000	779	0.55%	—	4,700	742	0.81%

Total short-term borrowings	$—	$—	$176	0.69%	$—	$3,191	$1,075	0.65%	$—	$4,700	$779	0.81%

We have one secured long-term borrowing with the Federal Home Loan Bank (“FHLB”) in the amount of $20 million. During 2011, we modified the then-existing borrowing, which was a non-amortizing, fixed rate (2.495%) term loan. The modified borrowing is also a non-amortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The modified borrowing matures on September 28, 2015. In connection with the modification, we paid a fee of $533 thousand that is being recognized as interest expense over the remaining term of the borrowing.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. The derivative is designated as a cash flow hedge, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of December 31, 2012 and 2011 was an unrealized loss of $186 thousand (net of tax of $96 thousand) and $8 thousand (net of tax of $0), respectively. As of December 31, 2012, there was no ineffective portion of the derivative.

We have an agreement with the counterparty to our derivative that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of December 31, 2012, $250 thousand had been pledged as collateral under the agreement, as the valuation of the derivative had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value.

For the period ended December 31, 2012, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, was 1.84%. As of December 31, 2012, a hedge liability of $283 thousand was recorded in other liabilities on our consolidated balance sheet related to this derivative.

Liquidity and Capital Adequacy

In the year ended December 31, 2012, cash and cash equivalents decreased $43.4 million, to $12.4 million, from $55.8 million at December 31, 2011. Net cash used in operating activities was $77.1 million for the year ended December 31, 2012, compared to net cash used in operating activities of $1.9 million for the year ended December 31, 2011. The primary use of cash in operating activities in 2012 was for our participation in the mortgage warehouse lending program, which we began in the first quarter of 2012. Net cash used in investing activities was $44.6 million for the year ended December 31, 2012, compared to net cash used in investing activities of $12.5 million for the year ended 2011. The greater use of cash in the 2012 period was primarily due to the increase in cash from our 2011 acquisitions of $54.4 million. In the 2011 period, we invested $9.2 million in securities, net of proceeds from maturities and calls, while in the 2012 period, proceeds from maturities and calls exceeded purchases of securities by $10.6 million.

Net cash provided by financing activities in the year ended December 31, 2012 was $78.3 million compared to net cash provided by financing activities of $58.0 million for the year ended 2011. Cash provided by financing activities in 2012 was primarily due an increase in demand deposits of $90.0 million, partially offset by a decrease in time deposits of $11.8 million. Cash provided by financing activities in 2011 was primarily from an increase in demand deposits of $46.3 million, the issuance and sale of 4.6 million shares of our common stock in an underwritten public offering and the issuance of SBLF Preferred Stock, pursuant to the SBLF program. Cash used in financing activities in 2011 was primarily to reduce borrowings, including $9.9 million to fully payoff a borrowing assumed in the VBB Acquisition.

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

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $9.0 million. This line is for short-term liquidity needs, expires in March 2014, and is subject to the prevailing federal funds interest rate.

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of December 31, 2012, was $165.9 million based the most recent prior quarter-end, and with lendable collateral. Pledged collateral for this facility as of December 31, 2012 was $47.3 million. Under this facility, we have one non-amortizing term loan outstanding for $20 million. Credit availability under the FRB facility was $76.1 million as of December 31, 2012, which is also based on pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of December 31, 2012.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5 million expires on June 30, 2013. The remainder of the lines of credit can be cancelled at any time. As of December 31, 2012, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

As previously discussed, in April 2011, we sold 4.6 million shares of our common stock resulting in net proceeds, after the underwriters’ discount and expenses, of $17.7 million, and in September 2011, we sold the SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained at the holding company to fund the quarterly dividend payable on the SBLF Preferred Stock.

The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 was 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one-half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full. Our effective dividend rate for 2012 and 2011 was 1%.

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. Subsequent to meeting the requirements set forth in our business plan, we are required to maintain capital ratios categorizing us as “well-capitalized.” As of December 31, 2012, we met all minimum capital adequacy requirements to which we were subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well-capitalized.”

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. The following tables present Tier 1 and Tier 2 capital ratios and the minimum capital ratios required by our regulators as of the date stated. Since December 31, 2012, there are no conditions or events that management believes have changed our status as “well-capitalized.”

	December 31, 2012		December 31, 2011
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	12.78%	12.90%	13.19%	13.42%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	15.25%	15.39%	17.54%	17.86%	4.00%	> 6.00%
Total risk-based capital ratio	16.38%	16.52%	18.76%	19.08%	8.00%	> 10.00%

Interest Rate Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. Our primary market risk is interest rate risk. Interest rate risk is inherent in banking, because we derive a significant amount of our operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are invested in interest-earning assets (e.g., loans and investments) at various terms and rates.

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of December 31, 2012 of $250.5 million. This net asset-sensitive position was a result of $428.9 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $178.4 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of December 31, 2012 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$6,225	$—	$—	$—	$9,457
Fed funds sold	2,906	—	—	—	2,906
Securities	9,155	6,240	13,686	26,821	57,584
Loans	386,322	17,966	27,423	35,126	464,748
Allowance for loan and lease losses	—	—	—	—	(4,875)
Premises and equipment	—	—	—	—	5,397
Intangibles	—	—	—	—	15,989
OREO	—	—	—	—	276
Deferred tax asset	—	—	—	—	4,094
Other assets	94	—	—	4,114	7,630

Total assets	$404,702	$24,206	$41,109	$66,061	$563,206

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$74,539
Interest-bearing deposits	75,326	103,093	184,639	15,633	378,692
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	2,428
Shareholders’ equity	—	—	—	—	87,547

Total liabilities and equity	$75,326	$103,093	$204,639	$15,633	$563,206

Discrete gap:	$329,376	$(78,887)	$(163,530)	$50,428
Cumulative gap:	$329,376	$250,489	$86,959	$137,387

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding, including letters of credit, as of the date stated:

December 31, 2012
Commercial lines of credit	$57,681
Commercial real estate	28,566
Residential real estate	7,130
Consumer	710
Letters of credit	2,308
Loans held for sale	25,133

Total commitments	$121,528

We have four non-cancelable agreements to lease four banking facilities with, as of December 31, 2012, remaining terms of two to six years. The following table presents the current minimum annual commitments under non-cancelable leases in effect at December 31, 2012 for the dates stated:

Year	Commitment
2013	$869
2014	851
2015	888
2016	635
2017	477
Thereafter	661

Total lease commitments	$4,381

Recent Accounting Pronouncements

Recent accounting pronouncements affecting us are described in the notes to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenith Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of Xenith Bankshares, Inc. and subsidiary (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and subsidiary as of December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 15, 2013

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

(in thousands, except share data)	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$9,457	$50,540
Federal funds sold	2,906	5,255

Total cash and cash equivalents	12,363	55,795
Securities available for sale, at fair value	57,551	68,466
Loans held for sale	80,867	—
Loans held for investment, net of allowance for loan and lease losses, 2012 - $4,875; 2011 - $4,280	379,006	321,859
Premises and equipment, net	5,397	6,009
Other real estate owned	276	808
Goodwill and other intangible assets, net	15,989	16,354
Accrued interest receivable	1,606	1,475
Deferred tax asset	4,094	—
Other assets	6,057	6,699

Total assets	$563,206	$477,465

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$317,526	$228,031
Savings	4,069	3,517
Time	131,636	143,459

Total deposits	453,231	375,007
Accrued interest payable	232	351
Borrowings	20,000	20,000
Other liabilities	2,196	1,803

Total liabilities	475,659	397,161

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of December 31, 2012 and 2011; 8,381 shares issued and outstanding as of December 31, 2012 and 2011, respectively	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2012 and 2011; 10,488,060 and 10,446,928 shares issued and outstanding as of December 31, 2012 and 2011, respectively	10,488	10,447
Additional paid-in capital	71,414	70,964
Accumulated deficit	(3,660)	(10,950)
Accumulated other comprehensive income, net of tax	924	1,462

Total shareholders’ equity	87,547	80,304

Total liabilities and shareholders’ equity	$563,206	$477,465

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands, except per share data)	December 31, 2012	December 31, 2011
Interest income
Interest and fees on loans	$24,254	$16,879
Interest on securities	1,437	1,806
Interest on federal funds sold and deposits in other banks	285	206

Total interest income	25,976	18,891

Interest expense
Interest on deposits	2,656	1,420
Interest on time certificates of $100,000 and over	919	673
Interest on federal funds purchased and borrowed funds	372	553

Total interest expense	3,947	2,646

Net interest income	22,029	16,245
Provision for loan and lease losses	1,819	4,005

Net interest income after provision for loan and lease losses	20,210	12,240

Noninterest income
Service charges on deposit accounts	304	208
Net loss on sale and write-down of other real estate owned	(11)	(17)
Gains on sales of securities	220	65
Bargain purchase gain	—	8,658
Loss on the write-down of equipment and other assets	—	(79)
Other	230	160

Total noninterest income	743	8,995

Noninterest expense
Compensation and benefits	10,579	9,120
Occupancy	1,439	1,472
FDIC insurance	326	292
Bank franchise taxes	615	420
Technology	1,580	1,529
Communications	272	311
Insurance	295	168
Professional fees	1,187	1,777
Other real estate owned	16	193
Amortization of intangible assets	365	225
Other	1,470	1,206

Total noninterest expense	18,144	16,713

Income before income tax	2,809	4,522
Income tax benefit (expense)	4,570	(75)

Net income	7,379	4,447

Preferred stock dividend	(89)	(23)

Net income available to common shareholders	$7,290	$4,424

Earnings per common share (basic and diluted):	$0.70	$0.48

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands)	December 31, 2012	December 31, 2011
Net income	$7,379	$4,447
Other comprehensive income, before taxes:
Unrealized gain on available-for-sale securities:
Unrealized gain arising during the year	432	934
Reclassification adjustment for gains included in net income	(220)	(65)

Unrealized gain on available-for-sale securities	212	869

Unrealized loss on derivative:
Unrealized loss arising during the year	(375)	(39)
Reclassification adjustment for losses included in net income	101	31

Unrealized loss on derivative	(274)	(8)

Other comprehensive (loss) income, before taxes	(62)	861

Income tax (expense) related to other comprehensive income	(476)	—

Comprehensive income	$6,841	$5,308

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands)	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance - January 1, 2011	$—	$5,847	$57,714	$(15,374)	$601	$48,788

Net income	—	—	—	4,447	—	4,447
Share-based compensation expense	—	—	167	—	—	167
Issuance of common stock	—	4,600	13,083	—	—	17,683
Issuance of preferred stock	8,381	—	—	—	—	8,381
Dividend on preferred stock	—	—	—	(23)	—	(23)
Change in net unrealized gain on available-for-sale securities, net of tax of $0	—	—	—	—	869	869
Change in net unrealized loss on derivative, net of tax of $0	—	—	—	—	(8)	(8)

Balance - December 31, 2011	$8,381	$10,447	$70,964	$(10,950)	$1,462	$80,304

Net income	—	—	—	7,379	—	7,379
Share-based compensation expense	—	—	301	—	—	301
Issuance of common stock	—	41	149	—	—	190
Dividend on preferred stock	—	—	—	(89)	—	(89)
Change in net unrealized gain on available-for-sale securities, net of tax of $572	—	—	—	—	(360)	(360)
Change in net unrealized loss on derivative, net of tax of $96	—	—	—	—	(178)	(178)

Balance - December 31, 2012	$8,381	$10,488	$71,414	$(3,660)	$924	$87,547

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands)	December 31, 2012	December 31, 2011
Cash flows from operating activities
Net income	$7,379	$4,447
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	1,819	4,005
Depreciation and amortization	1,300	1,245
Net amortization of securities	745	595
Accretion of acquisition accounting adjustments	(3,335)	(4,621)
Deferred tax benefit	(4,570)	—
Gains on sales of securities	(220)	(65)
Share-based compensation expense	301	167
Loss on the write-down of equipment and other assets	—	79
Net loss on sale and write-down of other real estate owned	11	17
Bargain purchase gain	—	(8,658)
Change in operating assets and liabilities:
Originations of loans held for sale	(712,108)	—
Proceeds from sales of loans held for sale	631,241	—
Accrued interest receivable	(131)	(188)
Other assets	481	1,254
Accrued interest payable	(119)	(189)
Other liabilities	59	(17)

Net cash used in operating activities	(77,147)	(1,929)

Cash flows from investing activities
Cash and cash equivalents acquired in acquisitions	—	54,448
Proceeds from sales, maturities and calls of securities	26,107	21,853
Purchases of securities	(15,505)	(31,090)
Net increase in loans held for investment	(55,572)	(57,898)
Net proceeds from sale of other real estate owned	522	1,590
Net purchase of premises and equipment	(324)	(599)
Sale (purchase) of FRB and FHLB stock	162	(781)

Net cash used in investing activities	(44,610)	(12,477)

Cash flows from financing activities
Net increase in demand and savings deposits	90,046	46,302
Net (decrease) increase in time deposits	(11,822)	542
Net decrease in federal funds purchased and borrowed funds	—	(14,885)
Proceeds from the issuance of preferred stock	—	8,381
Proceeds from the issuance of common stock	190	17,683
Preferred stock dividend	(89)	(23)

Net cash provided by financing activities	78,325	58,000

Net (decrease) increase in cash and cash equivalents	(43,432)	43,594
Cash and cash equivalents
Beginning of period	55,795	12,201

End of period	$12,363	$55,795

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$4,066	$3,801

Transfer of loans to foreclosed assets	$459	$743

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

Note 1—Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of December 31, 2012, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

In April 2011, the company issued and sold 4.6 million shares of common stock at a public offering price of $4.25 per share, pursuant to an effective registration statement filed with the Securities and Exchange Commission. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

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

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (the “FDIC”) acted as receiver of VBB. The VBB Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement, dated as of July 29, 2011 (the “VBB Agreement”), among the FDIC, receiver for VBB, the FDIC and the Bank. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received a cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets of VBB ($5.9 million). During 2012, the Bank received $14 thousand in final settlement with the FDIC. The VBB Acquisition was completed without any shared-loss agreement with the FDIC.

On September 21, 2011, as part of the Small Business Lending Fund of the United States Department of the Treasury (“U.S. Treasury”), the company entered into a Small Business Lending Fund-Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the U.S Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, (“SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

All dollar amounts included in the tables in these notes are in thousands, except per share data.

Reclassifications

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported assets, liabilities, shareholders’ equity, or net income.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Acquisitions

The Paragon Transaction and the VBB Acquisition were determined to be acquisitions of businesses and were accounted for under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), with the assets acquired and liabilities assumed recorded at estimated fair values as of the effective date of the acquisitions, which was July 29, 2011.

The determination of these fair values requires management to make estimates about future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made.

Cash and Cash Equivalents

The company considers all highly-liquid debt instruments with original maturities, or maturities when purchased, of three months or less to be cash equivalents. Cash and cash equivalents include cash, due from banks and federal funds sold.

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

3.	debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from net income. Such unrealized gains and losses are reported in other comprehensive income, net of tax, and as a separate component of shareholders’ equity, net of tax.

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

Equity Securities Restricted

As a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to own a number of shares of Federal Reserve stock in an amount equal to 0.06% of total capital stock and surplus. As a member of the Federal Home Loan Bank (the “FHLB”), the Bank is required to own shares of FHLB capital stock in an amount equal to at least 0.15% of total assets plus 4.50% of any outstanding advances.

Federal Reserve stock and FHLB stock are carried at cost. As of December 31, 2012 and 2011, the Bank had $4.2 million and $4.4 million, respectively, in Federal Reserve and FHLB stock which is included in other assets on the company’s consolidated balance sheets.

Loans Held for Sale

In the first quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the “participating bank”), whereby pursuant to the sub-participation agreement, the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Typically, the Bank, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

Loans Held for Investment

Loans held for investment are carried at their principal amount outstanding plus or minus unamortized fees, origination costs and, in the case of acquired loans, fair value adjustments. Interest income is recorded as earned on an accrual basis. The accrual of interest income is discontinued when a loan is 90 days or greater past due as to interest or principal or when the collection of principal and/or interest is in doubt, which may occur in advance of the loan being past due 90 days. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. Loan origination fees, net of origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The company uses the allowance method in providing for possible loan losses.

Management considers loans to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, payment history, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk ratings, and loan review. Impaired loans are measured using either the discounted expected cash flows or the value of collateral (less costs of disposal). All nonperforming loans are considered to be impaired loans.

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

In applying ASC 310-30 to acquired loans, the company must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including estimated default rates and the amount and timing of prepayments, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools if the loans have common risk characteristics. The company has estimated cash flows expected to be collected on a loan-by-loan basis.

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

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in the amount or timing of expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Impairment charges are recorded as an increase in the provision for loan and lease losses in the company’s consolidated statements of operations and an increase in the allowance of loan and lease losses in the company’s consolidated balance sheets. Increases in the amount or timing of expected cash flows will result in an increase in the accretable yield which is a reclassification from nonaccretable difference. The new accretable yield is recognized in income over the remaining life of the loan. The company re-evaluates expected cash flows no less frequent than annually and generally on a quarterly basis.

Acquired loans for which the company cannot predict the amount or timing of cash flows are accounted for under the cost recovery method, whereby principal and interest payments received reduce the carrying value of the loan until such amount has been received. Amounts received in excess of the carrying value are reported in interest income.

Allowance for Loan and Lease Losses

The company’s allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized and measured pursuant to FASB ASC Topic 450, “Contingencies,” and (2) a component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, “Receivables” (“ASC 310”). Specific reserves are recorded for individually impaired loans pursuant to ASC 310.

The allowance for loan and lease losses is based on management’s periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans, as well as loss history from banks in Virginia and across the country. In evaluating the loan portfolio, management considers qualitative factors, including general economic conditions, nationally and in the company’s target markets, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

In assessing the adequacy of the allowance for loan and lease losses, the company evaluates loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on management’s assessment of the borrower’s financial capacity, and the other is based on the type of the collateral. In addition to risk ratings, management considers internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to policies, and external observable data such as industry and general economic trends.

In evaluating the acquired credit-impaired loans, management must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including management’s knowledge of the borrower’s financial condition at the time of measurement, historical payment activity, and the estimated liquidation value of underlying collateral, in addition to other factors.

Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. In the case of loans accounted for under ASC 310-30 for which an impairment charge has been taken, a subsequent improvement in the expected timing or amount of future cash flows could result in the reduction of the allowance for loan and lease losses and an increase in net income.

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

Premises, Equipment and Depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation or amortization. Premises and equipment acquired pursuant to a business combination are recorded at estimated fair values. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred. The costs of major additions and improvements are capitalized and depreciated over their estimated useful lives. Depreciable lives for major categories of assets are as follows:

Building and improvements	5 to 40 years
Equipment, furniture and fixtures	3 to 20 years

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value, less costs of disposal, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations, and, if required, a reserve is established to reflect the net carrying amount of the asset at the lower of carrying value or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of other real estate owned are included in net income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. The company’s recorded goodwill results from the merger with First Bankshares. Management has concluded that none of its recorded goodwill was impaired as of the testing date, which was October 31, 2012. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. The company’s core deposit intangibles were acquired in the merger and the Paragon Transaction and are being amortized on a straight-line basis over 10 years. No events have occurred since December 31, 2012, that would indicate impairment in the carrying amounts of other intangibles.

The company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Operating Leases

The company has operating leases for four of its locations. The lease agreements for certain locations contain rent escalation clauses, rent holidays and leasehold improvement allowances. Scheduled rent escalations during the lease terms, rental payments commencing at a date other than the date of initial occupancy and leasehold improvement allowances received are recognized on a straight-line basis over the terms of the leases in occupancy expense in the consolidated statements of operations. Liabilities related to the difference between actual payments and the straight-lining of rent are recorded in other liabilities on the consolidated balance sheets.

Income Taxes

The company computes its income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’

carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are evaluated for recoverability, and a valuation allowance is provided until it is more likely than not that these tax benefits will be realized. The evaluation of the recoverability of deferred tax assets requires management to make significant judgments regarding the reversals of temporary differences and future profitability, among other items. Any estimated tax exposure items identified would be considered in a tax contingency reserve. Changes in any tax contingency reserve would be based on specific developments, events or transactions.

Share-based Compensation

The company accounts for share-based compensation awards at the estimated fair value at the grant date of the award, and compensation expense for the grant-date fair value of the award is recognized over the requisite service period of the award for awards expected to vest.

Note 3—Business Combinations

The company accounted for the Paragon Transaction and the VBB Acquisition under the acquisition method of accounting, and accordingly, the acquired assets and assumed liabilities were recorded at estimated fair values as of the acquisition date, which was July 29, 2011, for both acquisitions. Fair value estimates are based on management’s assessment of the best information available as of the acquisition date.

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

All of the loans acquired in the Paragon Transaction were performing loans as of the acquisition date. As of December 31, 2012, the remaining fair value adjustment related to the acquired loans was $1.2 million.

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

The following table presents the purchased loans receivable at the date of the VBB Acquisition and the fair value adjustment recorded immediately following the acquisition:

	Purchased Performing	Purchased Impaired	Total
Contractual principal payments receivable	$30,671	$40,222	$70,893
Fair value adjustment	(1,274)	(12,690)	(13,964)

Fair value of acquired loans	$29,397	$27,532	$56,929

The remaining fair value adjustment, as of December 31, 2012, related to the loans acquired in the VBB Acquisition was $6.8 million. The carrying value, as of December 31, 2012, of purchased-impaired loans was $16.6 million.

Note 4—Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to December 31, 2012 and 2011 was $3.1 million and $1.5 million, respectively.

Note 5—Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	December 31, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$42,804	$1,436	$—	$44,240
- Variable rate	2,038	143	—	2,181
Municipals	1,050	—	(50)	1,000
Collateralized mortgage obligations	9,977	158	(5)	10,130

Total securities available for sale	$55,869	$1,737	$(55)	$57,551

	December 31, 2011
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$53,518	$1,254	$(1)	$54,771
- Variable rate	2,489	131	—	2,620
Collateralized mortgage obligations	9,866	199	—	10,065
Trust preferred securities	1,123	—	(113)	1,010

Total securities available for sale	$66,996	$1,584	$(114)	$68,466

As of December 31, 2012, the company had securities with a fair value of $6.4 million pledged as collateral for public deposits. As of December 31, 2011, securities with a fair value of $20.2 million were pledged as collateral against public deposits and borrowings.

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	December 31, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipals	1	$1,000	$(50)	$—	$—	$1,000	$(50)
Collateralized mortgage obligations	1	3,288	(5)	—	—	3,288	(5)

Total securities	2	$4,288	$(55)	$—	$—	$4,288	$(55)

	December 31, 2011
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	2	$5,998	$(1)	$—	$—	$5,998	$(1)
Trust preferred securities	1	1,010	(113)	—	—	1,010	(113)

Total securities	3	$7,008	$(114)	$—	$—	$7,008	$(114)

All securities held as of December 31, 2012 were investment grade. The unrealized loss position at December 31, 2012 was directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at December 31, 2012, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at December 31, 2012; therefore, no impairment has been recognized.

Note 6—Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	December 31, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$203,880	53.11%	$168,417	51.64%
Commercial real estate	150,796	39.28%	126,525	38.80%
Residential real estate	24,291	6.33%	25,847	7.93%
Consumer	4,914	1.28%	5,350	1.63%

Loans held for investment	383,881	100.00%	326,139	100.00%
Allowance for loan and lease losses	(4,875)		(4,280)

Loans held for investment, net of allowance	379,006		321,859
Loans held for sale	80,867		—

Total loans	$459,873		$321,859

Total loans include unearned fees, net of capitalized origination costs, of $245 thousand and $288 thousand, respectively, for the years ended December 31, 2012 and 2011. As of December 31, 2012, $168.5 million of loans were pledged as collateral for borrowing capacity.

The following tables present the company’s loans held for investment by regulatory risk ratings classification and by loan type as of the dates stated. As defined by the Federal Reserve and adopted by the company, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard or doubtful are classified as “pass.”

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$196,004	$4,813	$3,063	$—	$203,880
Commercial real estate	139,206	6,407	5,183	—	150,796
Residential real estate	23,282	87	922	—	24,291
Consumer	4,466	154	266	—	4,886
Overdrafts	28	—	—	—	28

Total loans	$362,986	$11,461	$9,434	$—	$383,881

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$165,590	$562	$1,923	$342	$168,417
Commercial real estate	104,493	9,650	11,837	545	126,525
Residential real estate	25,083	181	583	—	25,847
Consumer	4,966	274	45	—	5,285
Overdrafts	65	—	—	—	65

Total loans	$300,197	$10,667	$14,388	$887	$326,139

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	December 31, 2012	December 31, 2011
Balance at beginning of period	$4,280	$1,766
Charge-offs:
Commercial and industrial	51	333
Commercial real estate	1,127	973
Residential real estate	—	93
Consumer	2	3
Overdrafts	9	13

Total charge-offs	1,189	1,415

Recoveries:
Commercial and industrial	—	72
Commercial real estate	20	12
Residential real estate	—	—
Consumer	3	—
Overdrafts	1	2

Total recoveries	24	86

Net charge-offs	1,165	1,329

Provision for loan and lease losses	1,819	4,005
Less: Amount for unfunded commitments	(59)	(162)

Balance at end of period	$4,875	$4,280

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	December 31, 2012
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,523	$296	$1,227
Commercial real estate	3,086	782	2,304
Residential real estate	245	32	213
Consumer	21	16	5

Total allowance for loan and lease losses	$4,875	$1,126	$3,749

Loan balances applicable to:
Commercial and industrial	$203,880	$3,803	$200,077
Commercial real estate	150,796	8,590	142,206
Residential real estate	24,291	560	23,731
Consumer	4,914	72	4,842

Total loans	$383,881	$13,025	$370,856

	December 31, 2011
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$748	$—	$748
Commercial real estate	3,370	1,318	2,052
Residential real estate	133	—	133
Consumer	29	—	29

Total allowance for loan and lease losses	$4,280	$1,318	$2,962

Loan balances applicable to:
Commercial and industrial	$168,417	$—	$168,417
Commercial real estate	126,525	3,196	123,329
Residential real estate	25,847	—	25,847
Consumer	5,350	—	5,350

Total loans	$326,139	$3,196	$322,943

The following table presents loans that were individually evaluated for impairment, by loan type, as of the date stated. The table presents those loans with and without an allowance, and various additional data, for the period stated.

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,202	$2,220	$—	$1,178	$48
Commercial real estate	2,897	5,029	—	3,724	115
Residential real estate	120	140	—	121	11
Consumer	2	12	—	4	1
With an allowance recorded:
Commercial and industrial	2,601	2,680	296	2,665	116
Commercial real estate	5,693	6,663	782	5,613	343
Residential real estate	440	457	32	278	8
Consumer	70	60	16	77	5

Total loans individually evaluated for impairment	$13,025	$17,261	$1,126	$13,660	$647

Pursuant to the merger with First Bankshares, the acquired loans were adjusted to estimated fair value with a discount of $7.6 million. As of July 29, 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were also adjusted to estimated fair values by recording a discount of $1.8 million and $14.0 million, respectively. The allowance for loan and lease losses does not include the remaining fair value adjustments (discounts) recorded as a result of these acquisitions.

For acquired loans deemed impaired at acquisition (credit-impaired loans), the excess of cash flows expected to be collected over the estimated fair values of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of December 31, 2012 and December 31, 2011, the company had $1.2 million and $308 thousand, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

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

During 2012, as a result of the periodic re-evaluation of expected cash flows, the company recorded an impairment charge of $677 thousand due to deterioration in the timing and/or amount of cash flows of certain purchased credit-impaired loans. This charge is reported as a provision for loan and lease losses in the consolidated statements of operations. As of December 31, 2012, the company had $537 thousand in its allowance for loan and lease losses related to these loans. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed.

The following table presents the discount activity as of the dates stated:

	December 31, 2012	December 31, 2011
Balance at beginning of period	$14,007	$3,833
Additions	—	15,787
Accretion (1)	(3,335)	(3,568)
Disposals (2)	(2,539)	(2,045)

Balance at end of period	$8,133	$14,007

(1)	Accretion represents amounts reported in interest income.
(2)	Disposals represent the reduction of discounts due to the resolution of acqured loans at amounts less than the contractually-owed receivable.

The following tables present the age analysis of loans past due as of the dates stated:

	December 31, 2012
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,592	$1,657	$3,249
Commercial real estate	1,762	2,256	4,018
Residential real estate	—	74	74
Consumer	3	—	3

Total	$3,357	$3,987	$7,344

	December 31, 2011
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,536	$514	$2,050
Commercial real estate	804	5,223	6,027
Residential real estate	269	125	394
Consumer	22	—	22

Total	$2,631	$5,862	$8,493

The following table presents nonaccrual loans and OREO as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when there is serious doubt as to collectability, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of December 31, 2012, there were no loans past due 90 days or greater for which interest was accruing.

	December 31, 2012	December 31, 2011
Commercial and industrial	$1,847	$514
Commercial real estate	3,148	5,223
Residential real estate	74	125
Consumer	—	—

Total nonaccrual loans	$5,069	$5,862
Other real estate owned	276	808

Total nonperforming assets	$5,345	$6,670

In accordance with Accounting Standards Update (“ASU”) No. 2011-02, “Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” the company assesses all restructurings for potential identification as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.

For loans classified as TDRs, the company further evaluates the loans as performing or nonperforming. If, at the time of restructure, the loan is on accrual status, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms. A modified loan will be classified as nonaccrual if the loan becomes 90 days delinquent. TDRs originally considered nonaccrual will be classified as nonperforming, but may be classified as performing TDRs if subsequent to restructure the loan experiences payment performance according to the restructured terms for a consecutive six-month period.

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	December 31, 2012	December 31, 2011
Performing:
Commercial and industrial	$—	$—
Commercial real estate	—	—
Residential real estate	123	124
Consumer	—	—

Total performing TDRs	$123	$124

Nonperforming:
Commercial and industrial	$1,439	$—
Commercial real estate	336	—
Residential real estate	—	—
Consumer	—	—

Total nonperforming TDRs	$1,775	$—

Total TDRs	$1,898	$124

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	December 31, 2012
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	3	$657	$782	$1,439
Commercial real estate	7	336	—	336
Residential real estate	1	—	123	123
Consumer	—	—	—	—

Total TDRs	11	$993	$905	$1,898

(1)	Restructured loans which had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2011
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	—	$—	$—	$—
Commercial real estate	—	—	—	—
Residential real estate	1	—	124	124
Consumer	—	—	—	—

Total TDRs	1	$—	$124	$124

Note 7—Goodwill and Other Intangible Assets

Goodwill of $13.0 million and core deposit intangibles of $1.2 million were recorded in the allocation of the purchase price for the merger with First Bankshares. An additional $2.5 million of core deposit intangibles was recorded in the allocation of the consideration in the Paragon Transaction.

The following table presents goodwill and other intangible assets as of the dates stated:

	December 31, 2012	December 31, 2011
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(710)	(345)

Net core deposit intangibles	$3,000	$3,365

Unamortizable goodwill	$12,989	$12,989

Total goodwill and other intangible assets, net	$15,989	$16,354

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2013	$365
2014	365
2015	365
2016	365
2017	365
Thereafter	1,175

Total	$3,000

Note 8—Premises and Equipment

The following table presents premises and equipment as of the dates stated:

	December 31, 2012	December 31, 2011
Land	$1,040	$1,040
Building and leasehold improvements	4,423	4,423
Equipment, furniture and fixtures	4,347	4,023
Vehicles	69	69

Total premises and equipment	9,879	9,555
Less: accumulated depreciation and amortization	(4,482)	(3,546)

Premises and equipment, net	$5,397	$6,009

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2012 and 2011 was $935 thousand and $1.0 million, respectively.

Note 9—Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	December 31, 2012	December 31, 2011
Noninterest-bearing demand deposits	$74,539	$47,489
Interest-bearing:
Demand and money market	242,987	180,542
Savings deposits	4,069	3,517
Time deposits of $100,000 or more	72,870	80,742
Other time deposits	58,766	62,717

Total deposits	$453,231	$375,007

The following table presents time deposit accounts by year of maturity and weighted average interest rates for the next five years and thereafter, as of December 31, 2012:

	Total	Weighted Average Rate
2013	$64,513	0.93%
2014	31,059	1.49%
2015	28,386	1.69%
2016	4,400	2.03%
2017	3,278	1.54%

Total time deposits	$131,636

Note 10—Derivatives

Cash Flow Hedge

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to an interest rate swap, whereby the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2012, the company had one interest rate swap with a notional amount of $20 million that is designated as a cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the period ended December 31, 2012, the interest rate swap was used to hedge the variable cash outflows associated with a $20 million LIBOR-based borrowing. There was no ineffective portion of the derivative during this period. The amount reported in AOCI as of December 31, 2012 was a loss of $186 thousand, net of a tax benefit of $96 thousand. As of December 31, 2012 and 2011, a hedge liability of $283 thousand and $8 thousand, respectively, was recorded in other liabilities on the consolidated balance sheets related to this derivative.

The following table presents the impacts of the derivative recorded in other comprehensive income (“OCI”) on the consolidated statements of comprehensive income, as of the dates stated:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) December 31,		Classification of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income (Effective Portion) December 31,
	2012	2011	(Effective Portion)	2012	2011
Derivatives in cash flow hedging relationships:
Interest rate products	$(375)	$(39)	Interest expense	$(101)	$(31)

Total derivatives in cash flow hedging relationships	$(375)	$(39)		$(101)	$(31)

The company has an agreement with the counterparties to its derivative which contains a provision, whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. The company has minimum collateral requirements with its counterparties, and as of December 31, 2012, $250 thousand has been pledged as collateral under the agreements, as the valuation of the derivative had surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in interest income on the consolidated statements of operations. As of December 31, 2012, $124 thousand was recorded in other assets and $140 thousand was recorded in other liabilities related to non-designated hedges. For the year ended December 31, 2012, $16 thousand was recorded in net income related to non-designated hedges. As of December 31, 2012, the company had $200 thousand pledged as collateral with respect to the non-hedge derivatives. The company had no non-hedge derivatives prior to the first quarter of 2012.

Note 11—Borrowings

Short-term borrowing sources include federal funds purchased and the FHLB. The Bank has a $9.0 million credit line with its correspondent bank, which expires in March 2014. The Bank also has three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million on an unsecured basis. The lines of credit are not confirmed lines or loans and can be cancelled at any time. One line for $5.0 million terminates on June 30, 2013, if not cancelled earlier. The other two lines for $23.0 million have no stated termination date. As of December 31, 2012, no amounts were outstanding under these uncommitted lines of credit.

The Bank also has secured facilities with the FHLB and the Federal Reserve Bank. Credit availability under the FHLB facility as of December 31, 2012 was $165.9 million based on 30% of total assets as of the most recent prior quarter-end. Credit availability under the Federal Reserve Bank facility as of December 31, 2012 was $76.1 million, which is based on pledged collateral. As of December 31, 2012 and 2011, the Bank had no federal funds purchased or other short-term borrowings.

Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB and Federal Reserve Bank short-term borrowings until maturity.

At December 31, 2012 and 2011, the Bank had long-term FHLB borrowings of $20.0 million, collateralized by whole loans. In the third quarter of 2011, the company modified the then-existing borrowing, which was a non-amortizing, fixed rate (2.495%) term loan. The modified borrowing is also a non-amortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The modified borrowing matures on September 28, 2015. In connection with the modification, the Bank paid a fee of $533 thousand, which is being recognized as interest expense over the remaining term of the borrowing. The amount to be expensed in future years, as of December 31, 2012, is $367 thousand and is recorded in other assets on the company’s consolidated balance sheet. As discussed above, the Bank has entered into a cash flow hedge that effectively converts this adjustable rate borrowing to a fixed rate borrowing. For the year ended December 31, 2012, the effective interest rate, including the effect of the prepayment fee and cash flow hedge, was 1.84%. Interest is payable on a quarterly basis on convertible borrowings until maturity. The following table presents the terms of the FHLB long-term borrowing as of December 31, 2012:

Maturity Date	Type	Interest Rate	Balance
September 28, 2015	Adjustable rate	0.66%	$20,000

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

Net deferred tax assets as of December 31, 2012 were $4.1 million. As of December 31, 2011, net deferred tax assets were $5.2 million, for which a full valuation allowance was recorded.

As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. As part of its evaluation, the company considered the following positive evidence:

•	The company was in a positive cumulative pre-tax income position for the period since the merger with First Bankshares.

•	The company’s quarterly pre-tax operating results had improved each of the prior four quarters ending September 30, 2012.

•	The company’s financial projections were sufficient to absorb net deferred tax assets.

•	The company expected to generate taxable income, before the utilization of net operating losses, in 2012 and in future years.

•	Deferred tax assets included $2.3 million related to $6.8 million of net operating losses, which under current law, can be carried forward for 20 years from the date reported.

•

The company believes it has not experienced a “change in control,” as defined under Internal Revenue Code Section 382 and related regulations, since the effective date of the merger with First Bankshares in 2009. Accordingly, the company believes it has incurred no limitations on the use of its net operating losses since the date of the merger.

•	The company believed its allowance for loan and lease losses plus its discounts recorded on acquired loans to be adequate to avoid significant charges to net income related to problem loans.

•	A significant portion of the company’s net interest income is based on long-term contracts with a significant number of customers.

As part of its evaluation as of September 30, 2012, the company considered the following negative evidence:

•	The company does not have taxable income in carryback periods available to offset existing deferred tax assets.

•	The company had no executable tax planning strategies to utilize future tax deductible amounts.

•	The company operates in a competitive and highly-regulated industry, which could impact its future profitability.

Based on the weight of available evidence as of September 30, 2012, the company believed it is more likely than not that its net deferred tax asset would be utilized in future periods; therefore, at September 30, 2012, the company reversed the full valuation allowance. As of December 31, 2012, there has been no change in the evaluation criteria that would change the company’s conclusion that it believes it is more likely than not that its deferred tax assets will be utilized in future periods.

The company had no unrecognized tax benefits recorded as of December 31, 2012 and 2011.

The utilization of net operating losses which are carried forward is dependent on the company generating sufficient future taxable income. The statutory carryforward period under current law is 20 years. Estimated net operating losses available for carryforward at December 31, 2012 are $5.3 million which would expire, if not utilized, starting in 2030.

In the year ended December 31, 2011, the company recorded $75 thousand income tax expense resulting from the adjustment of amounts available for carryback upon filing the company’s 2011 federal tax return and carryback claims.

The following table presents the components of the net deferred tax asset and the valuation allowance as of the dates stated:

	December 31, 2012	December 31, 2011
Deferred tax assets
Allowance for loan and lease losses	$2,428	$1,418
Start-up costs	1,979	2,132
Incentives related to leases	99	124
Compensation related	110	126
Unrealized losses/expenses related to OREO	67	10
Unrealized losses on derivatives	96	3
Other tax assets	8	6
Net operating loss carryforward	1,804	4,602

Gross deferred tax assets	6,591	8,421

Deferred tax liabilities
Depreciation	101	102
Unearned loan costs in excess of loan fees	217	104
Acquisition accounting adjustments	129	135
Basis in acquired loans	1,478	2,403
Unrealized gains on available-for-sale securities	572	500

Gross deferred tax liabilities	2,497	3,244

Net deferred tax asset before valuation allowance	4,094	5,177

Valuation allowance	—	5,177

Net deferred tax asset	$4,094	$—

The following table presents the company’s effective tax rate reconciled to the statutory rate for the dates stated:

	December 31, 2012		December 31, 2011
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$955	34.00%	$1,538	34.00%
Meals and entertainment	11	0.39%	7	0.16%
Share-based compensation	138	4.91%	—	0.00%
Valuation allowance	(5,674)	-201.99%	(1,545)	-34.16%
Adjustment to income tax receivable	—	0.00%	75	1.66%

Income tax (benefit) expense reported	$(4,570)	-162.69%	$75	1.66%

Note 13—Earnings per Share

The following table summarizes basic and diluted earnings per share calculations for the periods stated:

	For the Years Ended December 31,
	2012	2011
Net income	$7,379	$4,447
Preferred stock dividend	(89)	(23)

Net income available to common shareholders	$7,290	$4,424

Weighted average shares outstanding, basic	10,448	9,258
Dilutive shares, stock options	21	—

Weighted average shares outstanding, diluted	10,469	9,258

Earnings per common share, basic	$0.70	$0.48

Earnings per common share, diluted	$0.70	$0.48

Note 14—Share-based Compensation

The company has two share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options under this plan, 94,493 options were granted to First Bankshares directors and key employees under the plan and were fully vested. These stock options remained outstanding following the merger and are exercisable for shares of the company’s common stock. Of these options, 53,846 and 57,147 remain outstanding at December 31, 2012 and 2011, respectively. The company does not intend to grant any additional awards under this plan.

The 2012 Xenith Bankshares, Inc. Stock Incentive Plan (the “2012 Plan”), which amended and restated the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), was approved by the company’s shareholders in May 2012. The 2012 Plan covers all of the formerly awarded options under the 2009 Plan as well as any awards made since May 2012. Under the 2012 Plan, the company may grant options to purchase common stock, restricted stock awards, and restricted stock units to our directors, officers and employees. As of December 31, 2012, there were 1,002,259 shares of the company’s common stock available for grant under the 2012 Plan.

The following table summarizes stock option activity for the periods stated:

		Weighted		Weighted
	Number of	Average	Options	Average
	Stock Options	Exercise Price	Exercisable	Exercise Price
Balance at December 31, 2010	356,688	$10.08	156,971	$9.59
Granted	162,000	4.11
Exercised	—	—
Forfeited/expired	(34,381)	7.25

Balance at December 31, 2011	484,307	8.27	221,593	9.98
Granted	351,100	4.17
Exercised	—	—
Forfeited/expired	(9,301)	7.72

Balance at December 31, 2012	826,106	$6.53	365,781	$9.51

A summary of stock options outstanding and exercisable as of December 31, 2012 is as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Total		Weighted	Weighted	Total
		Average	Average	Aggregate		Average	Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Remaining	Exercise	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Contractual Life	Price	Value
3.52 - 3.90	145,500	9.04	$3.60	$68,850	24,130	8.92	$3.57	$25,695
4.01 - 4.64	359,600	9.33	4.31	17,055	32,865	8.29	4.45	5,889
5.24 - 5.95	29,000	7.66	5.90	—	18,480	7.65	5.92	—
7.27 - 8.36	53,846	1.18	7.76	—	53,846	1.18	7.76	—
11.49	238,160	6.98	11.49	—	236,460	6.98	11.49	—

	826,106	8.01	$6.53	$85,905	365,781	6.41	$9.51	$31,584

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatility of the company’s stock. The company estimates option exercises and forfeitures within the valuation model. Changes in the fair value of options (in the event of an award modification) are reflected as an adjustment to compensation expense in the period in which the change occurs. The risk-free rate for the period within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table presents the assumptions for the periods stated:

	2012	2011
Expected life in years	6.0	6.0
Expected volatility	50.0%	50.0%
Risk-free interest rate	0.83 - 1.40%	1.43 - 2.86%
Weighted average interest rate	1.07%	2.27%

The following table summarizes non-vested stock option activity for the year ended December 31, 2012 (all options are expected to vest):

	Stock Options	Weighted Average Grant-Date Fair Value
Balance at December 31, 2011	262,714
Granted	351,100	1.93
Vested	150,984	1.51
Forfeited/expired	(2,505)	1.93

Balance at December 31, 2012	460,325

Total share-based compensation expense for the years ended December 31, 2012 and 2011 was $301 thousand and $167 thousand, respectively. As of December 31, 2012, total unrecognized compensation cost related to non-vested awards was $756 thousand, expected to be recognized over a weighted average period of 2.34 years.

Note 15—401(k) Plan

The company has a 401(k) defined contribution plan covering all eligible employees. There are no age or service requirements. The company may, at its discretion, subject to certain limitations, contribute matching contributions to the plan. The company had expense of $163 thousand and $113 thousand for the years ended December 31, 2012 and 2011, respectively, for plan matching contributions.

For the plan year ending December 31, 2013, the company has elected to provide a safe harbor matching contribution of 100% of the first 1% of contributions made by the employee and 50% of the next 5% of contributions.

Note 16—Related Parties

Both the company’s and the Bank’s officers and directors and their related interests have various types of loans with the Bank. As of December 31, 2012 and 2011, the total of these related party loans outstanding were $1.6 million and $2.4 million, respectively. New loans to officers and directors in 2012 and 2011 totaled $897 thousand and $14 thousand, respectively, and repayments in 2012 and 2011 amounted to $953 thousand and $516 thousand, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors, as of December 31, 2012 and 2011, totaled $2.2 million and $1.6 million, respectively.

The company reimburses BankCap Partners Fund (“BankCap Partners”), parent company of a significant shareholder of the company, for certain expenses it incurs on behalf of the company, including, but not limited to, legal, professional services and travel expenses. For the year ended December 31, 2012, the company reimbursed BankCap Partners $14 thousand for travel expenses. For the year ended December 31, 2011, the company reimbursed BankCap Partners $44 thousand for travel and professional services expenses.

Note 17—Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, the company sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) (“QSBL”) by the Bank. The initial dividend rate through September 30, 2011 was 1% per annum. For the second through ninth calendar quarters after issuance, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the SBLF Preferred Stock will increase. For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one-half years from issuance, the dividend rate will increase to 9% per annum until the SBLF funding is repaid in full. For the period ended December 31, 2012, the company’s dividend was $89 thousand, representing a 1% rate for the period.

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

Note 19—Dividend Restrictions

Under Virginia law, no dividend may be declared or paid out of a Virginia charter bank’s paid-in capital. Xenith Bankshares, as the holding company for Xenith Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the company’s financial soundness and may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the SBLF Preferred Stock also impose limits on the company’s ability to pay dividends. The company has not declared or paid any dividends on its common stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan set forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. Through December 31, 2012, management believes that the company met all capital adequacy requirements to which it was subject, including those contained in the company’s business plan submitted to the Federal Reserve.

As of December 31, 2012, the company is considered to be well-capitalized under the published regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2012 that management believes has changed the Bank’s status as “well-capitalized.”

The following table presents the Tier 1 and total risk-weighted assets for the Bank and Xenith Bankshares as of the date stated:

	December 31, 2012		December 31, 2011
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$68,820	$69,474	$61,417	$62,488
Total risk-based capital	73,916	74,570	65,697	66,768
Risk-weighted assets	451,208	451,357	350,060	349,886

The following table presents capital ratios for the Bank and Xenith Bankshares and minimum capital ratios required by our regulators as of the dates stated:

	December 31, 2012		December 31, 2011
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	12.78%	12.90%	13.19%	13.42%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	15.25%	15.39%	17.54%	17.86%	4.00%	> 6.00%
Total risk-based capital ratio	16.38%	16.52%	18.76%	19.08%	8.00%	> 10.00%

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

The following table presents unfunded commitments outstanding as of the dates stated:

	December 31, 2012	December 31, 2011
Commercial lines of credit	$57,681	$33,014
Commercial real estate	28,566	9,822
Residential real estate	7,130	5,915
Consumer	710	772
Letters of credit	2,308	3,050
Loans held for sale	25,133	—

Total commitments	$121,528	$52,573

The company has entered into non-cancelable agreements to lease four of its facilities with remaining terms of two to six years. The following table presents the future minimum annual commitments under non-cancelable leases in effect at December 31, 2012 for the periods stated:

Year	Commitment
2013	$869
2014	851
2015	888
2016	635
2017	477
Thereafter	661

Total lease commitments	$4,381

Rent expense under operating leases for banking facilities was $949 thousand and $968 thousand for the years ended December 31, 2012 and 2011, respectively.

Note 22—Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer loans. Consumer loans are primarily to residents of or owners of businesses in the company’s market area. As of December 31, 2012 and 2011, the Bank had loans secured by commercial and residential real estate located primarily within the Bank’s market area representing $316.1 million, or 68.0% of total loans, and $222.0 million, or 68.1% of total loans, respectively. Therefore, a major factor in determining borrowers’ ability to honor their agreements, as well as the Bank’s ability to realize the value of any underlying collateral, if necessary, is influenced by economic conditions in this market area.

The Bank maintains cash balances with several financial institutions. These accounts are insured by the FDIC up to $250,000. At December 31, 2012 and 2011, the Bank had $2.9 million and $5.0 million, respectively, of uninsured funds in these financial institutions.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosure” (“ASC 820”), establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2012, substantially all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows, which is a level 3 measurement. Other impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and 2011, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other commitments:

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date or “settlement date.”

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of December 31, 2012 Using
	December 31, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$44,240	$—	$44,240	$—
- Variable rate	2,181	—	2,181	—
Municipals	1,000	—	1,000	—
Collateralized mortgage obligations	10,130	—	10,130	—
Cash flow hedge	(283)	—	(283)	—
Interest rate derivative - asset	124	—	124	—
Interest rate derivative - liability	(140)	—	(140)	—
Assets measured on a nonrecurring basis:
Impaired loans	13,148	—	—	13,148
Other real estate owned	276	—	—	276

		Fair Value Measurements as of December 31, 2011 Using
	December 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$54,771	$—	$54,771	$—
- Variable rate	2,620	—	2,620	—
Collateralized mortgage obligations	10,065	4,154	5,911	—
Trust preferred securities	1,010	—	1,010	—
Cash flow hedge	(8)	—	(8)	—
Assets measured on a nonrecurring basis:
Impaired loans	5,986	—	—	5,986
Other real estate owned	808	—	—	808

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	December 31, 2012		Fair Value Measurements as of December 31, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$9,457	$9,457	$9,457	$—	$—
Federal funds sold	2,906	2,906	—	2,906	—
Securities available for sale	57,551	57,551	—	57,551	—
Loans held for sale	80,867	80,867	—	80,867	—
Loans held for investment, net	379,006	380,322	—	—	380,322
Interest rate derivative	124	124	—	124	—
Accrued interest receivable	1,606	1,606	—	1,606	—
Financial liabilities:
Cash flow hedge	$283	$283	$—	$283	$—
Interest rate derivative	140	140	—	140	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	453,231	453,813	—	453,813	—
Accrued interest payable	232	232	—	232	—

	December 31, 2011		Fair Value Measurements as of December 31, 2011 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$50,540	$50,540	$50,540	$—	$—
Federal funds sold	5,255	5,255	—	5,255	—
Securities available for sale	68,466	68,466	4,154	64,312	—
Loans held for investment, net	321,859	323,294	—	—	323,294
Accrued interest receivable	1,475	1,475	—	1,475	—
Financial liabilities:
Cash flow hedge	$8	$8	$—	$8	$—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	375,007	376,026	—	376,026	—
Accrued interest payable	351	351	—	351	—

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

Note 24—Parent Company Financial Statements

Xenith Bankshares, Inc. is the parent company of Xenith Bank. The following table presents the assets, liabilities and shareholders’ equity of Xenith Bankshares, Inc. for the dates stated:

	December 31, 2012	December 31, 2011
Assets
Cash	$740	$1,340
Investment in subsidiary	86,893	79,234

Total assets	$87,633	$80,574

Liabilities and shareholders’ equity
Due to subsidiary	$86	$270

Total liabilities	$86	$270

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of December 31, 2012 and 2011; 8,381 shares issued and outstanding as of December 31, 2012 and 2011, respectively	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2012 and 2011; 10,488,060 and 10,446,928 shares issued and outstanding as of December 31, 2012 and 2011, respectively	10,488	10,447
Additional paid-in capital	71,414	70,964
Accumulated deficit	(3,660)	(10,950)
Accumulated other comprehensive income, net of tax	924	1,462

Total shareholders’ equity	87,547	80,304

Total liabilities and shareholders’ equity	$87,633	$80,574

The following table presents the income statements of Xenith Bankshares, Inc. for the dates stated:

	December 31, 2012	December 31, 2011
Income	$—	$—

Total income	—	—

Expense
Other operating expenses	496	529

Total expense	496	529

Loss before income taxes and equity in undistributed income of subsidiaries	(496)	(529)
Income tax benefit	169	—
Equity in undistributed income of subsidiaries	7,706	4,976

Net income	$7,379	$4,447

Note 25—Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-06, Business Combinations (ASU 805), “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The ASU specifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. This ASU is effective for fiscal years and interim periods within those years beginning on or after December 15, 2012. As the company does not have an indemnification asset, this ASU 805 is not expected to have any effect on the company’s consolidated financial position or consolidated results of operations when adopted.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASU 350), “Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. This guidance becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company does not anticipate any effect on its consolidated financial position or consolidated results of operations as a result of adoption.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (ASU 350) “Testing Goodwill for Impairment.” This ASU allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. A company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The objective of the ASU is to simplify the goodwill impairment testing process in terms of both cost and complexity. The ASU became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard had no effect on the company’s financial statements for the year ended December 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASU 220) “Presentation of Comprehensive Income.” This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a significant impact on the company’s financial statements.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the company files or submits pursuant to the rules and regulations of the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2012, the company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the company’s 2013 Annual Meeting of Shareholders (“Proxy Statement”) to be held on May 2, 2013.

Item 10—Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

T. Gaylon Layfield, III, 61, has been President and Chief Executive Officer of both our company and the Bank since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He has also served as director of both the company and the Bank since December 22, 2009. He is the former President of Timber Resource Management, L.L.C., a privately held timber investment management organization, having previously served in various increasing roles of responsibility with Signet Banking Corporation (“Signet”), a $12 billion bank holding company that was acquired by First Union Corporation (now Wells Fargo & Company), from 1975 until Signet’s acquisition in November 1997. From December 1996 to November 1997, Mr. Layfield was President and Chief Operating Officer of Signet and served on Signet’s board of directors, its management committee, its asset and liability committee and its credit policy committee. Mr. Layfield served as Senior Executive Vice President and on Signet’s management and senior credit committees from 1988 to 1996. From 1991 until 1996, Mr. Layfield was responsible for Signet’s Consumer Banking, which included the branch delivery system, Signet Financial Services, Signet Mortgage Company, Educational Funding, Telephone Banking Center, Trust/Affluent and Small Business banking, having previously been head of Signet’s commercial line of business from 1987 to 1991. Mr. Layfield served as Signet’s Executive Vice President from 1986 to 1988, Regional Executive Officer of Signet’s Hampton Roads Region from 1983 to 1986, officer-in-charge of Signet’s National/International division from 1982 to 1983 and officer-in-charge of Commercial Lending for Signet’s Capital Division from 1980 to 1982. He joined Signet in 1975 as an international credit analyst and for the next five years, he held various positions in the International Division, including officer-in-charge of Business Development.

Thomas W. Osgood, 57, has been Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and the Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From January 1998 to May 2007, he was with East Coast Fire Protection, Inc. (“ECFP”), a fire protection firm, where he was Executive Vice President and served in numerous finance, operating and marketing capacities.

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

Ronald E. Davis, 61, has been Executive Vice President and Corporate Secretary of the company since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. He currently serves Xenith Bank as Executive Vice President and Chief Operations and Technology Officer, having previously served as Chief Lending Officer from December 22, 2009 until October 2011. He also served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From December 2001 until June 2008, he served as President and Chief Executive Officer of Virginia Heartland Bank and then its successor, Second Bank and Trust (now StellarOne Corporation) in Fredericksburg, Virginia.

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

Wellington W. Cottrell, III, 58, has been Executive Vice President and Chief Credit Officer of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From 2000 until May 2008, Mr. Cottrell served as Managing Director of Risk Management in the Corporate and Investment Banking Group at SunTrust Bank. Mr. Cottrell was a member of the Senior Loan Committee and a part-time member of the Debt Capital Markets Committee, which primarily reviewed syndications, bridge loans, and market risk. From 1999 until 2000, Mr. Cottrell was a risk manager in SunTrust’s Corporate & Investment Banking group, progressing from Director to Managing Director in 2000 and from risk coverage of the Media & Communications Portfolio, adding the Mid-Atlantic Diversified Portfolio also in 2000.

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

W. Jefferson O’Flaherty, 60, has been Executive Vice President of Xenith Bank responsible for its private banking business since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. Mr. O’Flaherty served as Regional Managing Director of Wachovia Wealth Management for Wachovia Bank (now Wells Fargo & Company), from 2001, when First Union Bank merged with Wachovia Corporation, until December 2007. From November 1997 to 2001, Mr. O’Flaherty served as Managing Director with First Union Bank, and in this capacity he led the private banking practice in Richmond, Norfolk and Roanoke, Virginia. Mr. O’Flaherty started his career with Bank of Virginia, a predecessor to Signet, in 1974 and served in various capacities of increasing responsibility, culminating in his role as Senior Vice President and Manager of Private Banking for Signet Banking Corporation, which was acquired by First Union in 1997.

Edward H. Phillips, Jr., 46, has been Executive Vice President and Chief Lending Officer of Xenith Bank since October 2011. Mr. Phillips joined Xenith Bank in September 2008 as Senior Vice President – Commercial Lending. Prior to joining Xenith Bank, he served as Senior Vice President and Regional Corporate Banker for Branch, Banking &Trust Corporation (“BB&T”), a position he held from 2004 until 2008, and before that he served as Senior Vice President and Commercial Relationship Manager from 2000 until 2003. Prior to BB&T, Mr. Phillips served as Vice President and Commercial Relationship Manager at Bank of America from 1998 until 2000. Mr. Phillips began his career at Wachovia Bank (now Wells Fargo & Company) in 1990 in Commercial Loan Administration, and served in multiple roles of increasing responsibility in credit and relationship management at Wachovia Bank and Central Fidelity Bank until 1998.

Judy C. Gavant, 53, has been the Senior Vice President and Controller of Xenith Bank since August 2010. From September 2005 until the end of July 2010, she held the positions of Director, Finance—Corporate and Business Development, as well as Director and Assistant Controller overseeing financial reporting for Owens & Minor, Inc., a leading national distributor of name-brand medical and surgical supplies and a healthcare supply chain management company. From 2001 to 2004, Ms. Gavant was Director of Finance and Controller for Tredegar Film Products, Inc, a wholly-owned subsidiary of Tredegar Corporation, primarily a global manufacturer of plastic films and aluminum extrusions. From 2000 to 2001, Ms. Gavant worked as the Chief Financial Officer and Company Secretary of Envera LLC, an industry-owned start-up that provided web-enabled supply chain services for the chemical industry. From 1990 to 2000, Ms. Gavant held various roles in the areas of taxation and mergers, acquisitions and divestitures at Dominion Resources, Inc., one of the nation’s largest producers and transporters of energy and served as Controller and Assistant Treasurer of Dominion Energy, Inc., a wholly-owned subsidiary of Dominion Resources, Inc. From 1981 to 1990, she served in the audit and tax practices at PricewaterhouseCoopers LLP, a provider of audit and assurance, tax and advisory services.

The information set forth under the captions “Proposal No. 1—Election of Directors—Nominees for the Board of Directors,” “Proposal No. 1—Election of Directors—Committees of the Board of Directors—Audit and Compliance Committee,” and “The Audit and Compliance Committee Report” in the Proxy Statement and is incorporated herein by reference. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

Item 11—Executive Compensation

The information set forth under the caption “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference. The information is set forth under the caption “Proposal No. 1—Election of Directors—Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2012 with respect to certain compensation plans under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan [1]	53,846	$7.76	78,154
2012 Stock Incentive Plan [2]	772,260	6.45	229,999

Total	826,106	$6.53	308,153

[1]	We do not intend to grant any additional awards under our 2003 Stock Option Plan.
[2]	In connection with the merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan, which was further amended and restated, continuing as the Xenith Bankshares, Inc. 2012 Stock Incentive Plan, as amended.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Directors—Board of Directors—Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

The information set forth under the captions “The Audit and Compliance Committee Report—Fees Billed by Independent Registered Public Accounting Firm” and “The Audit and Compliance Committee Report—Pre-Approval Policy” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2008 (File No. 000-53380)).

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 14, 2009 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Current Report on Form 8-K filed August 14, 2009 (File No. 000-53380)).

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Current Report on Form 8-K filed October 16, 2009 (File No. 000-53380)).

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Current Report on Form 8-K filed November 5, 2009 (File No. 000-53380)).

2.2.4	Amendment No. 4, dated as of November 19, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, as of October 15, 2009, and as of October 30, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.4 to Current Report on Form 8-K filed November 25, 2009 (File No. 000-53380)).

2.3	Purchase and Assumption Agreement, dated as of June 1, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed June 3, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.3.1	Amended and Restated Purchase Assumption Agreement, dated as of July 25, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.4	Purchase and Assumption Agreement, dated as of July 29, 2011, among the Federal Insurance Deposit Corporation, Receiver of Virginia Business Bank, the Federal Insurance Corporation and Xenith Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

3.1	Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

3.1.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

3.2	Amended and Restated Bylaws of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.1	Investor Rights Agreement, dated as of June 26, 2009, among Xenith Corporation and the Investor Shareholders and Other Shareholders Listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-57380)).

4.2	First Amendment to Investor Rights Agreement, dated as of December 21, 2009, among Xenith Corporation, BCP Fund I Virginia Holdings, LLC and the Holders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.3	Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, among Xenith Bankshares, Inc., BCP Fund I Virginia Holdings, LLC and the Holders (as defined therein) (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170856)).

10.1	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed August 21, 2008 (Registration No. 333-153118)).

10.2	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.3	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.4	Xenith Bankshares, Inc. 2012 Stock Incentive Plan, as amended.

10.5	Form of Executive Officer Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.6	Form of Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.7	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and T. Gaylon Layfield, III (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.8	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Thomas W. Osgood (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.9	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Ronald E. Davis (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.10	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Wellington W. Cottrell, III (incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.11	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and W. Jefferson O’Flaherty (incorporated herein by reference to Exhibit 10.11 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.12	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Darrell G. Swanigan (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.13	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Keith B. Hawkins (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.14	Loan Officer Incentive Bonus Plan Summary (incorporated herein by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.15	Deed of Lease, dated October 7, 2003, by and between Suffolk Plaza Shopping Center, L.C., SuffolkFirst Bank and S.L. Nusbaum Realty Co. (incorporated herein by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.16	Deed of Lease, dated as of July 14, 2008, between James Center Property, LLC, and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17	Office Lease, dated as of November 5, 2008, between Greensboro Drive Property LLC and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17.1	First Modification Agreement, dated as of June 8, 2009, between Greensboro Drive Property LLC and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.2.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.18	Service Agreement, dated as of September 26, 2008, between Parkway Properties LP and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.18.1

First Amendment to Service Agreement, dated as of July 10, 2009, between Parkway Properties LP and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.3.1 to Current Report on Form 8-K filed December 29, 2009 (File

No. 000-53380)).

10.19	Small Business Lending Fund-Securities Purchase Agreement, dated September 21, 2011, between Xenith Bankshares, Inc. and the Secretary of the Treasury (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

21.1	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC. (Registrant)

March 15, 2013	/s/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. GAYLON LAYFIELD, III T. Gaylon Layfield, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/S/ THOMAS W. OSGOOD Thomas W. Osgood	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Financial Officer)	March 15, 2013

/S/ JUDY C. GAVANT Judy C. Gavant	Senior Vice President and Controller (Principal Accounting Officer)	March 15, 2013

/S/ MALCOLM S. MCDONALD Malcolm S. McDonald	Chairman and Director	March 15, 2013

/S/ LARRY L. FELTON Larry L. Felton	Director	March 15, 2013

/S/ PALMER P. GARSON Palmer P. Garson	Director	March 15, 2013

/S/ PATRICK D. HANLEY Patrick D. Hanley	Director	March 15, 2013

/S/ PETER C. JACKSON Peter C. Jackson	Director	March 15, 2013

/S/ BRIAN D. JONES Brian D. Jones	Director	March 15, 2013

/S/ MICHAEL A. MANCUSI Michael A. Mancusi	Director	March 15, 2013

/S/ ROBERT J. MERRICK Robert J. Merrick	Director	March 15, 2013

/S/ SCOTT A. REED Scott A. Reed	Director	March 15, 2013

/S/ MARK B. SISISKY Mark B. Sisisky	Director	March 15, 2013

/S/ JAMES E. TURNER, JR. James E. Turner, Jr.	Director	March 15, 2013