Form 10-Q
period 2013-03-31
Xenith Bankshares, Inc.
filed 2013-05-06
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at April 29, 2013 was 10,488,060.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	(Unaudited)
(in thousands, except share data)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$44,721	$9,457
Federal funds sold	7,548	2,906

Total cash and cash equivalents	52,269	12,363
Securities available for sale, at fair value	53,278	57,551
Loans held for sale	68,905	80,867
Loans held for investment, net of allowance for loan and lease losses, 2013 - $5,099; 2012 - $4,875	372,052	379,006
Premises and equipment, net	5,436	5,397
Other real estate owned	276	276
Goodwill and other intangible assets, net	15,898	15,989
Accrued interest receivable	1,514	1,606
Deferred tax asset	4,021	4,094
Other assets	6,204	6,057

Total assets	$579,853	$563,206

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$325,060	$317,526
Savings	4,528	4,069
Time	139,210	131,636

Total deposits	468,798	453,231
Accrued interest payable	224	232
Borrowings	20,000	20,000
Other liabilities	3,059	2,196

Total liabilities	492,081	475,659

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 8,381 shares issued and outstanding as of March 31, 2013 and December 31, 2012	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 10,488,060 shares issued and outstanding as of March 31, 2013 and December 31, 2012	10,488	10,488
Additional paid-in capital	71,578	71,414
Accumulated deficit	(3,263)	(3,660)
Accumulated other comprehensive income, net of tax	588	924

Total shareholders’ equity	87,772	87,547

Total liabilities and shareholders’ equity	$579,853	$563,206

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

(in thousands, except per share data)	March 31, 2013	March 31, 2012
Interest income
Interest and fees on loans	$5,860	$5,616
Interest on securities	250	436
Interest on federal funds sold and deposits in other banks	78	71

Total interest income	6,188	6,123

Interest expense
Interest on deposits	584	680
Interest on time certificates of $100,000 and over	263	285
Interest on federal funds purchased and borrowed funds	92	92

Total interest expense	939	1,057

Net interest income	5,249	5,066
Provision for loan and lease losses	411	360

Net interest income after provision for loan and lease losses	4,838	4,706

Noninterest income
Service charges on deposit accounts	94	59
Net gain (loss) on sale and write-down of other real estate owned and other collateral	346	(9)
Gains on sales of securities	159	219
Other	61	86

Total noninterest income	660	355

Noninterest expense
Compensation and benefits	2,958	2,831
Occupancy	364	389
FDIC insurance	99	90
Bank franchise taxes	197	150
Technology	387	416
Communications	61	72
Insurance	74	75
Professional fees	253	247
Other real estate owned	2	2
Amortization of intangible assets	91	91
Other	349	386

Total noninterest expense	4,835	4,749

Income before income tax	663	312
Income tax expense	245	—

Net income	418	312

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$397	$291

Earnings per common share (basic and diluted):	$0.04	$0.03

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

(in thousands)	March 31, 2013	March 31, 2012
Net income	$418	$312
Other comprehensive loss, before taxes:
Unrealized loss on available-for-sale securities:
Unrealized (loss) gain arising during the year	(381)	204
Reclassification adjustment for gains included in net income	(159)	(219)

Unrealized loss on available-for-sale securities	(540)	(15)

Unrealized gain (loss) on derivative:
Unrealized loss arising during the year	(1)	(74)
Reclassification adjustment for losses included in net income	32	20

Unrealized gain (loss) on derivative	31	(54)

Other comprehensive loss, before taxes	(509)	(69)

Income tax benefit related to other comprehensive income	173	—

Comprehensive income	$82	$243

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

(in thousands)	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income	$418	$312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	411	360
Depreciation and amortization	304	321
Net amortization of securities	180	181
Accretion of acquisition accounting adjustments	(502)	(684)
Deferred tax expense	245	—
Gains on sales of securities	(159)	(219)
Share-based compensation expense	164	61
Net (gain) loss on sale and write-down of other real estate owned and other collateral	(346)	9
Change in operating assets and liabilities:
Originations of loans held for sale	(158,354)	(41,757)
Proceeds from sales of loans held for sale	170,316	12,659
Accrued interest receivable	92	(53)
Other assets	(173)	407
Accrued interest payable	(8)	(62)
Other liabilities	868	119

Net cash provided by (used in) operating activities	13,456	(28,346)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	10,793	9,624
Purchases of securities	(7,081)	(8,278)
Net decrease (increase) in loans held for investment	7,071	(2,722)
Net proceeds from sale of other real estate owned and other collateral	346	322
Net purchase of premises and equipment	(251)	(105)
Sale (purchase) of FRB and FHLB stock	26	(138)

Net cash provided by (used in) investing activities	10,904	(1,297)

Cash flows from financing activities
Net increase in demand and savings deposits	7,994	19,953
Net increase (decrease) in time deposits	7,573	(2,697)
Preferred stock dividend	(21)	(21)

Net cash provided by financing activities	15,546	17,235

Net increase (decrease) in cash and cash equivalents	39,906	(12,408)
Cash and cash equivalents
Beginning of period	12,363	55,795

End of period	$52,269	$43,387

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$947	$1,118

Income taxes	$175	$—

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of March 31, 2013, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

Effective on July 29, 2011, the Bank completed the acquisition of select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office of Paragon Commercial Bank, a North Carolina banking corporation, and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the branch office (the “Paragon Transaction”).

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (the “FDIC”) acted as receiver of VBB. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Acquisition agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The VBB Acquisition was completed without any shared-loss agreement with the FDIC.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at March 31, 2013 and December 31, 2012, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and the statements of cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts reported in prior periods’ financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net income.

All dollar amounts included in the tables in these notes are in thousands, except per share data.

Note 3. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to March 31, 2013 and December 31, 2012 was $3.4 million and $3.1 million, respectively.

Note 4. Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	March 31, 2013
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$36,039	$1,066	$(21)	$37,084
- Variable rate	6,002	121	(62)	6,061
Municipals	1,048	—	(40)	1,008
Collateralized mortgage obligations	9,046	140	(61)	9,125

Total securities available for sale	$52,135	$1,327	$(184)	$53,278

	December 31, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$42,804	$1,436	$—	$44,240
- Variable rate	2,038	143	—	2,181
Municipals	1,050	—	(50)	1,000
Collateralized mortgage obligations	9,977	158	(5)	10,130

Total securities available for sale	$55,869	$1,737	$(55)	$57,551

As of March 31, 2013 and December 31, 2012, the company had securities with a fair value of $7.5 million and $6.4 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of available-for-sale securities by contractual maturity as of the date stated:

	March 31, 2013
	Book Value	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	15,556	15,945
Due after ten years	36,579	37,333

Total securities available for sale	$52,135	$53,278

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	March 31, 2013
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	1	$3,016	$(21)	$—	$—	$3,016	$(21)
- Variable rate	1	3,932	(62)	—	—	3,932	(62)
Municipals	1	1,008	(40)	—	—	1,008	(40)
Collateralized mortgage obligations	2	5,838	(61)	—	—	5,838	(61)

Total securities	5	$13,794	$(184)	$—	$—	$13,794	$(184)

	December 31, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipals	1	$1,000	$(50)	$—	$—	$1,000	$(50)
Collateralized mortgage obligations	1	3,288	(5)	—	—	3,288	(5)

Total securities	2	$4,288	$(55)	$—	$—	$4,288	$(55)

All securities held as of March 31, 2013 were investment grade. The unrealized loss positions at March 31, 2013 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at March 31, 2013, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at March 31, 2013; therefore, no impairment has been recognized.

Note 5. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans held for investment as of the dates stated:

	March 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$196,696	52.16%	$203,880	53.11%
Commercial real estate	152,532	40.44%	150,796	39.28%
Residential real estate	23,203	6.15%	24,291	6.33%
Consumer	4,720	1.25%	4,914	1.28%

Loans held for investment	$377,151	100.00%	$383,881	100.00%
Allowance for loan and lease losses	(5,099)		(4,875)

Loans held for investment, net of allowance	372,052		379,006
Loans held for sale	68,905		80,867

Total loans	$440,957		$459,873

Loans held for investment included unearned fees, net of capitalized origination costs, of $90 thousand and $245 thousand, as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, $192.4 million of loans were pledged as collateral for borrowing capacity.

Loans Held for Sale

In the first quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the “participating bank”), whereby pursuant to the sub-participation agreement, the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Typically, the Bank, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators retaining the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

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

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$188,684	$3,635	$4,377	$—	$196,696
Commercial real estate	143,398	4,313	4,821	—	152,532
Residential real estate	22,163	75	965	—	23,203
Consumer	3,833	—	273	—	4,106
Overdrafts	614	—	—	—	614

Total loans	$358,692	$8,023	$10,436	$—	$377,151

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$196,004	$4,813	$3,063	$—	$203,880
Commercial real estate	139,206	6,407	5,183	—	150,796
Residential real estate	23,282	87	922	—	24,291
Consumer	4,466	154	266	—	4,886
Overdrafts	28	—	—	—	28

Total loans	$362,986	$11,461	$9,434	$—	$383,881

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized and measured pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” and (2) a component for individual loan impairment recognized pursuant to FASB ASC Topic 310, “Receivables.” A loan is impaired when, based on current information and events, it is probable that all amounts due (principal and interest) according to the contractual terms of the loan agreement will not be collected.

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

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	For the Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$4,875	$4,280
Charge-offs:
Commercial and industrial	1	—
Commercial real estate	159	429
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	3

Total charge-offs	161	432

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	3
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	1

Total recoveries	1	4

Net charge-offs	160	428

Provision for loan and lease losses	411	360
Less: Amount for unfunded commitments	(27)	(75)

Balance at end of period	$5,099	$4,137

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	March 31, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,674	$406	$1,268
Commercial real estate	3,154	751	2,403
Residential real estate	252	32	220
Consumer	19	16	3

Total allowance for loan and lease losses	$5,099	$1,205	$3,894

Loan balances applicable to:
Commercial and industrial	$196,696	$3,449	$193,247
Commercial real estate	152,532	8,087	144,445
Residential real estate	23,203	564	22,639
Consumer	4,720	59	4,661

Total loans	$377,151	$12,159	$364,992

	December 31, 2012
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,523	$296	$1,227
Commercial real estate	3,086	782	2,304
Residential real estate	245	32	213
Consumer	21	16	5

Total allowance for loan and lease losses	$4,875	$1,126	$3,749

Loan balances applicable to:
Commercial and industrial	$203,880	$3,803	$200,077
Commercial real estate	150,796	8,590	142,206
Residential real estate	24,291	560	23,731
Consumer	4,914	72	4,842

Total loans	$383,881	$13,025	$370,856

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,196	$2,251	$—	$1,145	$—
Commercial real estate	2,721	5,006	—	2,789	—
Residential real estate	120	140	—	120	3
Consumer	1	11	—	2	—
With an allowance recorded:
Commercial and industrial	2,253	2,298	406	2,242	11
Commercial real estate	5,368	6,237	751	5,147	70
Residential real estate	443	456	32	435	5
Consumer	57	45	16	44	1

Total loans individually evaluated for impairment	$12,159	$16,444	$1,205	$11,924	$90

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,202	$2,220	$—	$1,178	$48
Commercial real estate	2,897	5,029	—	3,724	115
Residential real estate	120	140	—	121	11
Consumer	2	12	—	4	1
With an allowance recorded:
Commercial and industrial	2,601	2,680	296	2,665	116
Commercial real estate	5,693	6,663	782	5,613	343
Residential real estate	440	457	32	278	8
Consumer	70	60	16	77	5

Total loans individually evaluated for impairment	$13,025	$17,261	$1,126	$13,660	$647

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

As of July 29, 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million related to $40.2 million of purchased credit-impaired loans. The remaining fair value adjustment on the purchased credit-impaired loans, as of March 31, 2013, was $6.4 million. The carrying value, as of March 31, 2013, of purchased impaired loans was approximately $15.8 million.

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of March 31, 2013 and December 31, 2012, the company had $1.6 million and $1.2 million, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

In applying ASC 310-30 to acquired loans, the company must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments and the liquidation value of underlying collateral, in addition to other factors. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan.

During the first quarter of 2013, the company recorded a net impairment charge of $111 thousand due to deterioration in the timing and/or amount of cash flows of certain loans since the prior measurement date. This impairment amount is reported as a provision for loan and lease losses in the consolidated statements of operations and comprehensive income and a component of allowance for loan and lease losses. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed.

The following table presents the accretion activity related to acquired loans as of the dates stated:

	March 31, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(502)	(3,335)
Disposals (2)	—	(2,539)

Balance at end of period	$7,631	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

The following table presents the age analysis of loans past due as of the dates stated:

	March 31, 2013
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$198	$2,102	$2,300
Commercial real estate	—	1,331	1,331
Residential real estate	33	395	428
Consumer	7	—	7

Total	$238	$3,828	$4,066

	December 31, 2012
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,592	$1,657	$3,249
Commercial real estate	1,762	2,256	4,018
Residential real estate	—	74	74
Consumer	3	—	3

Total	$3,357	$3,987	$7,344

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2013, there were no loans past due 90 days or greater for which interest was accruing.

	March 31, 2013	December 31, 2012
Commercial and industrial	$1,832	$1,847
Commercial real estate	2,983	3,148
Residential real estate	72	74
Consumer	—	—

Total nonaccrual loans	$4,887	$5,069
Other real estate owned	276	276

Total nonperforming assets	$5,163	$5,345

In accordance with Accounting Standards Update (“ASU”) No. 2011-02, “Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” the company assesses all restructurings for potential identification as troubled debt restructurings (“TDR”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	March 31, 2013	December 31, 2012
Performing:
Commercial and industrial	$—	$—
Commercial real estate	—	—
Residential real estate	—	123
Consumer	—	—

Total performing TDRs	$—	$123

Nonperforming:
Commercial and industrial	$1,429	$1,439
Commercial real estate	401	411
Residential real estate	123	—
Consumer	—	—

Total nonperforming TDRs	$1,953	$1,850

Total TDRs	$1,953	$1,973

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	March 31, 2013
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	3	$648	$781	$1,429
Commercial real estate	7	401	—	401
Residential real estate	1	—	123	123
Consumer	—	—	—	—

Total TDRs	11	$1,049	$904	$1,953

(1)	Restructured loans which had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2012
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	3	$657	$782	$1,439
Commercial real estate	7	411	—	411
Residential real estate	1	—	123	123
Consumer	—	—	—	—

Total TDRs	11	$1,068	$905	$1,973

(1)	Restructured loans which had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

Note 6. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets as of the dates stated:

	March 31, 2013	December 31, 2012
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(801)	(710)

Net core deposit intangibles	$2,909	$3,000

Unamortizable goodwill	$12,989	$12,989

Total goodwill and other intangible assets, net	$15,898	$15,989

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2013	$274
2014	365
2015	365
2016	365
2017	365
Thereafter	1,175

Total	$2,909

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	March 31, 2013	December 31, 2012
Noninterest-bearing demand deposits	$75,877	$74,539
Interest-bearing:
Demand and money market	249,183	242,987
Savings deposits	4,528	4,069
Time deposits of $100,000 or more	79,750	72,870
Other time deposits	59,460	58,766

Total deposits	$468,798	$453,231

Note 8. Derivatives

Cash Flow Hedges

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to an interest rate swap, whereby the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2013, the company had one interest rate swap with a notional amount of $20 million that is designated as a cash flow hedge, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. There was no ineffective portion of the derivative during this period. The amount reported in AOCI as of March 31, 2013 was a loss of

$166 thousand, net of a tax benefit of $86 thousand. As of March 31, 2013, a liability of $252 thousand was recorded in other liabilities on the consolidated balance sheet related to this derivative. Additionally, the company has minimum collateral requirements with its counterparty, and as of March 31, 2013, $250 thousand has been pledged as collateral under the agreement, as the valuation of the derivative has surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of March 31, 2013, $122 thousand was recorded in other assets and $135 thousand was recorded in other liabilities related to non-designated hedges. For the period ended March 31, 2013, $3 thousand was recognized in net income related to non-designated hedges. As of March 31, 2013, the company had $200 thousand pledged as collateral with respect to the non-hedge derivatives.

Note 9. Income Taxes

Net deferred tax assets as of March 31, 2013 and December 31, 2012 were $4.0 million and $4.1 million, respectively. For the three-month periods ended March 31, 2013 and 2012, income tax expense was $ $245 thousand and $0, respectively. For the period ended March 31, 2012, the company had a valuation allowance on the full amount of its net deferred tax asset. As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. Based on the weight of available evidence as of September 30, 2012, the company believed it is more likely than not that its net deferred tax asset will be utilized in future periods; therefore, at September 30, 2012, the company reversed the full valuation allowance.

Note 10. Earnings per Common Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated:

	For the Periods Ended March 31,
	2013	2012
Net income	$418	$312
Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$397	$291

Weighted average shares outstanding, basic	10,488	10,447
Dilutive shares	26	1

Weighted average shares outstanding, diluted	10,514	10,448

Earnings per common share, basic	$0.04	$0.03

Earnings per common share, diluted	$0.04	$0.03

Note 11. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, as part of the Small Business Lending Fund (“SBLF”) of the U.S. Department of Treasury (“U.S. Treasury”), the company sold 8,381 shares of non-cumulative perpetual preferred stock to the Secretary of the U.S. Treasury (the “SBLF Preferred Stock”) for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) by the Bank. For the three-month periods ended March 31, 2013 and 2012, the company’s dividend was $21 thousand, representing an effective dividend rate of 1% for the periods.

Note 12. Commitment and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	March 31, 2013	December 31, 2012
Commercial lines of credit	$70,269	$57,681
Commercial real estate	24,622	28,566
Residential real estate	6,952	7,130
Consumer	934	710
Letters of credit	3,451	2,308
Loans held for sale	37,095	25,133

Total commitments	$143,323	$121,528

Note 13. Fair Value Measurements

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2013, substantially all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows. Other impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013 and 2012, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses at the company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term borrowings, for which interest rates reset quarterly or less, approximate their fair value.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of March 31, 2013 Using
	March 31, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$37,084	$—	$37,084	$—
- Variable rate	6,061	—	6,061	—
Municipals	1,008	—	1,008	—
Collateralized mortgage obligations	9,125	—	9,125	—
Cash flow hedge	(252)	—	(252)	—
Interest rate derivative - asset	122	—	122	—
Interest rate derivative - liability	(135)	—	(135)	—
Assets measured on a nonrecurring basis:
Impaired loans	12,282	—	—	12,282
Other real estate owned	276	—	—	276

		Fair Value Measurements as of December 31, 2012 Using
	December 31, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$44,240	$—	$44,240	$—
- Variable rate	2,181	—	2,181	—
Municipals	1,000	—	1,000	—
Collateralized mortgage obligations	10,130	—	10,130	—
Cash flow hedge	(283)	—	(283)	—
Interest rate derivative - asset	124	—	124	—
Interest rate derivative - liability	(140)	—	(140)	—
Assets measured on a nonrecurring basis:
Impaired loans	13,148	—	—	13,148
Other real estate owned	276	—	—	276

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	March 31, 2013		Fair Value Measurements as of March 31, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$44,721	$44,721	$44,721	$—	$—
Federal funds sold	7,548	7,548	—	7,548	—
Securities available for sale	53,278	53,278	—	53,278	—
Loans held for sale	68,905	68,905	—	68,905	—
Loans held for investment, net	372,052	371,741	—	—	371,741
Interest rate derivative	122	122	—	122	—
Accrued interest receivable	1,514	1,514	—	1,514	—
Financial liabilities:
Cash flow hedge	$252	$252	$—	$252	$—
Interest rate derivative	135	135	—	135	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	468,798	469,202	—	469,202	—
Accrued interest payable	224	224	—	224	—

	December 31, 2012		Fair Value Measurements as of December 31, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$9,457	$9,457	$9,457	$—	$—
Federal funds sold	2,906	2,906	—	2,906	—
Securities available for sale	57,551	57,551	—	57,551	—
Loans held for sale	80,867	80,867	—	80,867	—
Loans held for investment, net	379,006	380,322	—	—	380,322
Interest rate derivative	124	124	—	124	—
Accrued interest receivable	1,606	1,606	—	1,606	—
Financial liabilities:
Cash flow hedge	$283	$283	$—	$283	$—
Interest rate derivative	140	140	—	140	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	453,231	453,813	—	453,813	—
Accrued interest payable	232	232	—	232	—

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

Note 14. Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805), “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The ASU specifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. This ASU became effective for fiscal years and interim periods within those years beginning on or after December 15, 2012. As the company does not have an indemnification asset, the adoption of this ASU had no effect on the company’s consolidated financial position or consolidated results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350), “Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. This ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company does not anticipate any effect on its consolidated financial position or consolidated results of operations for the fiscal year ending December 31, 2013 as a result of adoption of this ASU.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). The data presented as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2012 is derived from our audited financial statements as of and for the year ended December 31, 2012, which is included in the 2012 Form 10-K.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands. Columns and rows of amounts presented in tables may not total due to rounding.

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches now operate under the name Xenith Bank. As of March 31, 2013, we had total assets of $579.9 million, total loans, net of our allowance for loan and lease losses, of $441.0 million, total deposits of $468.8 million and shareholders’ equity of $87.8 million.

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

During the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Substantially all of the loans are conforming loans. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of March 31, 2013, we had $68.9 million in loans held for sale.

Prior to the first quarter of 2013, in the preparation of our call report, we assigned a risk weighting of 50% to our participation interests, the weighting applicable to mortgage loans. The Office of the Comptroller of the Currency (the “OCC”) has stated its view that assets that do not qualify as “participating interests” should be assigned the 100% risk weighting associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral. In March 2013, the Federal Financial Institutions Examination Council (the “FFIEC”) issued supplemental instructions for call reports. In these supplemental instructions, the FFIEC confirmed the view of the OCC stating for risk-based capital purposes, a loan to a mortgage originator secured by residential mortgages should be assigned a 100% risk weighting. The instructions published by the FFIEC did not change the balance sheet classification of such loans. As a result of the FFIEC’s supplemental instructions, in the first quarter of 2013, we assigned a risk weighting of 100% to our participation interests in loans to mortgage originators and continue to classify these loans as loans held for sale on our consolidated balance sheets.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains on the sale of securities and other assets, and other miscellaneous income. Deposits, Federal Home Loan Bank (“FHLB”) borrowed funds and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”) and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following table presents selected financial performance measures, as of the dates stated:

	For the Periods Ended March 31,
	2013	2012
Net interest margin (1)	3.83%	4.39%
Return on average assets (2)	0.29%	0.26%
Return on average common equity (3)	2.10%	1.73%
Efficiency ratio (4)	82%	88%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expenses divided by the sum of net interest income and noninterest income.

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

Acquisitions

Effective on July 29, 2011, the Bank acquired select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office of Paragon Commercial Bank, a North Carolina banking corporation, and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the branch office (the “Paragon Transaction”).

Also effective on July 29, 2011, the Bank acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of Virginia Business Bank (“VBB”), a Virginia banking corporation located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission (the “VBB Acquisition”). The Federal Deposit Insurance Corporation (“FDIC”) acted as receiver of VBB. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Acquisition agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The VBB Acquisition was completed without any shared-loss agreement with the FDIC.

Industry Conditions

The economy showed signs of improvement in 2012 and first quarter 2013, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics for April 2013, was reported at 7.5%, a slight decline from 7.8% in December 2012. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), based on data published by the Fifth District, which includes our target markets, the February 2013 unemployment rate was 7.5%, below the national unemployment rate of 7.7% in this period. More specifically, the unemployment rate in Virginia in February 2013 was 5.6%. In the 12 month period ended February 2013, all industry sectors in the Fifth District grew except for government, which showed a modest decline.

The Federal Open Market Committee (the “FOMC”) stated in a May 1, 2013 release that economic activity has been expanding at a moderate pace, and although labor market conditions have shown some improvement, the unemployment rate remains elevated. The FOMC stated the housing sector continued to strengthen and business and household spending advanced.

The slow growth in business, high unemployment, and depressed real estate markets have taken a toll on banks. Since the beginning of 2009, the FDIC has closed over 450 failed banks. Georgia, Florida, California and Illinois account for over half of the failures. In Virginia, there have been four failures, the most recent failure being in 2011. One of the bank failures in Virginia was VBB, the assets and liabilities of which we acquired in July 2011. Besides the number of actual bank failures, the recession and weak recovery have taken a toll on many banks that are still operating. In our target markets alone, there are numerous banks that are undercapitalized, have high levels of criticized and nonperforming assets, and some are under written agreements with their regulators requiring that they address their short-comings.

The FOMC stated it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time. In particular, the FOMC stated its goal “to keep the target range for the federal funds rate at 0 to  1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.”

Low interest rates and intense competition, due to limited business investment, in addition to other factors, have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We anticipate intense competition in our target markets until the economy shows stronger signs of improvement.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects our estimate of losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to acquired credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for acquired credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “—Financial Condition—Allowance for Loan and Lease Losses” below and in measuring impairment for acquired credit-impaired loans is contained under “—Financial Condition—Acquired Loans” below.

Our critical accounting policies are discussed in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2012 Form 10-K. Since December 31, 2012, there have been no changes in these policies that have had or could reasonably be expected to have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2013, net income was $418 thousand, compared to net income of $312 thousand for the three months ended March 31, 2012. Net income before income tax expense was $663 thousand for the three months ended March 31, 2013 compared to $312 thousand for the 2012 period.

The following table presents our net income and earnings per common share information for the periods stated:

	For the Periods Ended March 31,
	2013	2012
Net income	$418	$312

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$397	$291

Earnings per common share, basic and diluted	$0.04	$0.03

Net Interest Income

For the three months ended March 31, 2013, net interest income was $5.2 million compared to $5.1 million for the three months ended March 31, 2012. Higher net interest income was primarily due to higher average loan balances and lower deposit cost, partially offset by lower yields on average balances of loans held for investment. As presented in the table below, net interest margin for the three-month period ended March 31, 2013 was 3.83%, a 56 basis point decrease from 4.39% for the same period in 2012, partially due to lower accretion further discussed below. Higher average balances of loans held for sale from our participation in the mortgage warehouse lending program decreased our overall yield on interest-earning assets in the first quarter of 2013 compared to the first quarter of 2012; however, we believe participation in this program is an efficient use of our liquidity.

Average interest-earning assets and related interest income increased $87.7 million and $65 thousand, respectively, for the three-month period ended March 31, 2013 compared to the same period in 2012. Average interest-bearing liabilities increased $61.1 million, while related interest expense decreased $118 thousand for the three-month period ended March 31, 2013 compared to the same period in 2012. Yields on interest-earning assets decreased 80 basis points to 4.51%, and costs of interest-bearing liabilities decreased 30 basis points to 0.91%, when comparing the three-month period ended March 31, 2013 to the same period in 2012. Average interest-earning assets as a percentage of total assets were 95.1% for the three-month period ended March 31, 2013 slightly lower than 95.4% for the same period in 2012. The decrease in this percentage in the 2013 period was primarily due to the reversal of the valuation allowance on our net deferred tax asset, a noninterest-earning asset, in the third quarter of 2012.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion for the three months ended March 31, 2013 and 2012 was $502 thousand and $684 thousand, respectively.

The following table presents the impact of purchase accounting adjustments on our net interest margin for the periods stated:

	For the Three Months Ended March 31,
	2013	2012
Net interest margin (1)	3.83%	4.39%
Purchase accounting adjustments impact (2)	0.37%	0.56%
Net interest margin excluding the impact of purchase accounting adjustments	3.46%	3.83%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	Purchase accounting adjustments include accretion of discounts on acquired loans.

The following table provides a detailed analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended March 31,
							2013 vs. 2012
	Average Balances (1)		Yield / Rate		Income / Expense (7)		Increase	Change due to (2)
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$4,484	$1,924	0.21%	0.11%	$2	$1	$1	$(0)	$1
Investments / Interest-earning deposits (8)	103,112	130,311	1.27%	1.55%	326	506	(180)	(85)	(95)
Loans held for sale	66,434	4,255	3.31%	3.87%	549	41	508	(7)	515
Loans held for investment, gross (3)	374,752	324,596	5.67%	6.87%	5,311	5,575	(264)	(1,055)	791

Total interest-earning assets	548,782	461,086	4.51%	5.31%	6,188	6,123	65	(1,147)	1,212

Noninterest-earning assets:
Cash and due from banks	4,656	4,673
Premises and fixed assets	5,412	6,018
Other assets (8)	23,264	15,961
Allowance for loan and lease losses	(5,064)	(4,345)

Total noninterest-earning assets	28,268	22,307

Total assets	$577,050	$483,393

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$14,400	$12,210	0.24%	0.31%	$9	$9	$0	$(2)	$2
Savings and money market deposits	242,152	176,194	0.62%	0.90%	374	397	(23)	(146)	123
Time deposits	134,153	141,834	1.38%	1.58%	464	559	(95)	(66)	(29)
Federal funds purchased and borrowed funds	20,673	20,074	1.77%	1.84%	92	92	0	(4)	4

Total interest-bearing liabilities	411,378	350,312	0.91%	1.21%	939	1,057	(118)	(218)	99

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	75,312	50,332
Other liabilities	2,453	2,229

Total noninterest-bearing liabilities	77,765	52,561

Shareholders’ equity	87,907	80,520

Total liabilities and shareholders’ equity	$577,050	$483,393

Interest rate spread (4)			3.60%	4.10%

Net interest income (5)					$5,249	$5,066	$183	$(929)	$1,112

Net interest margin (6)			3.83%	4.39%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Interest income on loans in 2013 and 2012 includes $502 thousand and $684 thousand, respectively, in accretion related to acquired loans.
(8)	Amounts in 2012 have been adjusted to include bank stock in investments/interest-earning deposits, which was previously reported in other assets.

Noninterest Income

For the three-month period ended March 31, 2013, noninterest income was $660 thousand compared to $355 thousand for the same period in 2012. In the 2013 period, noninterest income includes a gain of $346 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition.

Noninterest Expense

Noninterest expense increased $86 thousand to $4.8 million for the three months ended March 31, 2013 from the same period in 2012. Higher noninterest expenses were primarily due to higher compensation and benefit costs and bank franchise taxes. Higher compensation costs are due to the addition of relationship managers and various supporting positions, and bank franchise taxes, which are capital based, were higher due to greater capital levels.

Income Taxes

For the three-month periods ended March 31, 2013 and 2012, income tax expense was $245 thousand and $0, respectively. Net deferred tax assets as of March 31, 2013 and December 31, 2012 were $4.0 million and $4.1 million, respectively. For the period ended March 31, 2012, the company had a valuation allowance on the full amount of its net deferred tax asset. As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. Based on the weight of available evidence as of September 30, 2012, we believed it is more likely than not that the net deferred tax asset will be utilized in future periods; therefore, at September 30, 2012, we reversed the full valuation allowance.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	March 31, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$36,039	$37,084	2.70	2.13%
- Variable rate	6,002	6,061	7.89	1.89%
Municipals	1,048	1,008	9.00	2.80%
Collateralized mortgage obligations	9,046	9,125	2.42	1.76%

Total securities available for sale	$52,135	$53,278	3.37	2.05%

	December 31, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$42,804	$44,240	2.59	2.16%
- Variable rate	2,038	2,181	11.20	3.21%
Municipals	1,050	1,000	9.25	2.80%
Collateralized mortgage obligations	9,977	10,130	2.84	1.85%

Total securities available for sale	$55,869	$57,551	3.08	2.16%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	March 31, 2013
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$15,945	1.73%	$21,139	2.44%	$37,084	2.13%
- Variable rate	—	—	—	—	—	—	6,061	1.89%	6,061	1.89%
Municipals	—	—	—	—	—	—	1,008	2.80%	1,008	2.80%
Collateralized mortgage obligations	—	—	—	—	—	—	9,125	1.76%	9,125	1.76%

Total securities available for sale	$—	—	$—	—	$15,945	1.73%	$37,333	2.19%	$53,278	2.05%

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	March 31, 2013
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$31,027	$31,876	35.3%
- Federal Home Loan Mortgage Corporation	11,015	11,269	12.5%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	March 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$196,696	52.16%	$203,880	53.11%
Commercial real estate	152,532	40.44%	150,796	39.28%
Residential real estate	23,203	6.15%	24,291	6.33%
Consumer	4,720	1.25%	4,914	1.28%

Loans held for investment	$377,151	100.00%	$383,881	100.00%
Allowance for loan and lease losses	(5,099)		(4,875)

Loans held for investment, net of allowance	372,052		379,006
Loans held for sale	68,905		80,867

Total loans	$440,957		$459,873

Loans held for sale

In the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”), whereby pursuant to the sub-participation agreement, the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of March 31, 2013, we had $68.9 million in loans held for sale.

Loans held for investment

The following tables provide the maturity analysis of our loans held for investment as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	March 31, 2013
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$88,505	$65,422	$1,280	$66,702	$33,311	$6,347	$39,658	$194,865
Commercial real estate (2)	64,136	55,793	9,556	65,349	18,979	1,085	20,064	149,549
Residential real estate (3)	7,993	5,105	3,821	8,926	5,548	664	6,212	23,131
Consumer	2,965	661	18	679	457	6	463	4,107
Overdrafts	614	—	—	—	—	—	—	614

Total loans	$164,213	$126,981	$14,675	$141,656	$58,295	$8,102	$66,397	$372,266

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.0 million in nonaccrual fixed-rate loans and $966 thousand in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans and $33 thousand in nonaccrual variable-rate loans.

	December 31, 2012
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$94,697	$65,316	$1,313	$66,629	$35,305	$5,402	$40,707	$202,033
Commercial real estate (2)	58,309	62,117	9,988	72,105	16,443	791	17,234	147,648
Residential real estate (3)	8,515	5,740	3,473	9,213	5,736	753	6,489	24,217
Consumer	3,634	701	5	706	535	11	546	4,886
Overdrafts	28	—	—	—	—	—	—	28

Total loans	$165,183	$133,874	$14,779	$148,653	$58,019	$6,957	$64,976	$378,812

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.2 million in nonaccrual fixed-rate loans and $925 thousand in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans and $35 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 61.9% of our loan portfolio at March 31, 2013, and 68.0% at December 31, 2012. Commercial real estate (“CRE”) loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

In assessing the adequacy of our allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two risk ratings at origination. One risk rating is based on our assessment of our borrower’s financial capacity and the other is based on the type of our collateral. Our assigned risk ratings determine the quantitative factors used in the calculation of our allowance for loan and lease losses. In addition to our assessment of risk ratings, we also consider internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to our policies and procedures, and external observable data such as industry and general economic trends.

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

In evaluating our acquired credit-impaired loans, we periodically estimate the timing and amount of cash flows expected to be collected. Upon re-estimation, any deterioration of in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan and lease losses in net income and a component of our allowance for loan and lease losses. If upon remeasurement in a future period, a loan for which we have taken an impairment charge is expected to have cash flows that exceed those determined in a prior period, some portion of the impairment charge could be reversed.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

The following table presents the allowance for loan and losses by loan type and the percent of loans held for investment in each category to total loans as of the dates stated:

	March 31, 2013		December 31, 2012
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$1,674	52.16%	$1,523	53.11%
Commercial real estate	3,154	40.44%	3,086	39.28%
Residential real estate	252	6.15%	245	6.33%
Consumer	19	1.25%	21	1.28%

Total allowance for loan and lease losses	$5,099	100.00%	$4,875	100.00%

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	For the Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$4,875	$4,280
Charge-offs:
Commercial and industrial	1	—
Commercial real estate	159	429
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	3

Total charge-offs	161	432

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	3
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	1

Total recoveries	1	4

Net charge-offs	160	428

Provision for loan and lease losses	411	360
Less: Amount for unfunded commitments	(27)	(75)

Balance at end of period	$5,099	$4,137

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

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of March 31, 2013 and December 31, 2012, we had $1.6 million and $1.2 million, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

In applying ASC 310-30 to acquired loans, we must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including our knowledge of the borrower’s financial condition at the time of measurement, historical payment activity and the estimated liquidation value of underlying collateral, in addition to other factors. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan.

Our re-evaluation of expected cash flows in the first quarter of 2013 resulted in a net impairment charge of $111 thousand that is recorded in the provision for loan and lease losses in the consolidated statement of operations and in our allowance for loan and lease losses in our consolidated balance sheet.

The following table presents our accretion activity as of the dates stated. As of March 31, 2013, the remaining fair value discount related to the purchased credit-impaired loans was $6.4 million, and the remaining carrying value of these loans was approximately $15.8 million.

	March 31, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(502)	(3,335)
Disposals (2)	—	(2,539)

Balance at end of period	$7,631	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2013 and December 31, 2012, there were no loans 90 days or greater past due with respect to principal and interest for which interest was accruing.

As of March 31, 2013 and December 31, 2012, we had $276 thousand in other real estate owned (“OREO”) consisting primarily of commercial properties and undeveloped land. OREO valuations are evaluated periodically, and any necessary reserve to carry the asset at its fair value is recorded as a charge to net income.

The following table presents our nonperforming assets and various performance ratios as of the dates stated:

	March 31, 2013	December 31, 2012
Nonaccrual loans	$4,887	$5,069
Other real estate owned	276	276

Total nonperforming assets	$5,163	$5,345

Nonperforming assets as a percentage of total loans held for investment	1.37%	1.39%
Nonperforming assets as a percentage of total assets	0.89%	0.95%
Net charge-offs as a percentage of average loans held for investment (1)	0.04%	0.35%
Allowance for loan and lease losses as a percentage of total loans held for investment	1.35%	1.27%
Allowance for loan and lease losses to nonaccrual loans	104.35%	96.16%

(1)	Ratio for March 31, 2013 is not annualized.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of March 31, 2013 totaled $468.8 million compared to deposits of $453.2 million at December 31, 2012, an increase of $15.6 million, or 3%. Demand deposits, including money market accounts, increased $7.5 million, or 2%, over balances at December 31, 2012, while time deposits increased $7.6 million, or 6%. As of March 31, 2013 and December 31, 2012, $28.2 million and $28.5 million, respectively, of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep accounts, which we refer to as brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	March 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$75,312	—	$61,889	—
Interest-bearing deposits:
Demand and money market	252,299	0.60%	214,194	0.77%
Savings accounts	4,253	0.35%	3,811	0.40%
Time deposits $100,000 or greater (1)	74,146	1.42%	72,594	1.32%
Time deposits less than $100,000	58,793	1.37%	61,321	1.54%

Total interest-bearing deposits	389,491	0.87%	351,920	1.02%

Total average deposits	$464,803	0.73%	$413,809	0.86%

(1)	The 2013 period rate reflects an adjustment related to prior periods which increased the rate by approximately 0.20%.

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of March 31, 2013:

	Within 3 Months	3-6 Months	6-12 Months (1)	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$3,501	$20,937	$14,405	$40,907	$79,750	17.01%

(1)	Includes CDARS deposits of $4.7 million.

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings for each of the periods stated:

	March 31, 2013				December 31, 2012
		Highest		Weighted		Highest		Weighted
	Period-End	Month-End	Average	Average	Year-End	Month-End	Average	Average
	Balance	Balance	Balance	Rate	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$228	0.31%	$—	$—	$134	0.76%
Other borrowings	—	—	444	0.64%	—	—	42	0.44%

Total short-term borrowings	$—	$—	$672	0.53%	$—	$—	$176	0.69%

We have one secured long-term borrowing with the FHLB in the amount of $20 million, which matures on September 28, 2015. The borrowing is a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The borrowing was a modification of a then-existing borrowing, and in connection with the modification, we paid a fee of $533 thousand that is being recognized as interest expense over the remaining term of the borrowing.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. The derivative is designated as a cash flow hedge, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of March 31, 2013 was an unrealized loss of $166 thousand, net of a tax benefit of $86 thousand. As of March 31, 2013, there was no ineffective portion of the derivative.

We have an agreement with the counterparty to our derivative that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of March 31, 2013, $250 thousand had been pledged as collateral under the agreement, as the valuation of the derivative had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value.

For the three-month period ended March 31, 2013, our effective interest rate on the $20 million FHLB borrowing, including the effect of the modification fee and cash flow hedge, was 1.83%. As of March 31, 2013, a hedge liability of $252 thousand was recorded in other liabilities on our consolidated balance sheet related to this derivative.

LIQUIDITY AND CAPITAL RESOURCES

In the three-month period ended March 31, 2013, cash and cash equivalents increased $39.9 million compared to a decrease of $12.4 million in the same period in 2012. Net cash provided by operating activities increased $41.8 million to $13.5 million for the three-month period ended March 31, 2013 compared to net cash used in operating activities of $28.3 million for the same period in 2012. The increase in net cash provided by operating activities in the three months ended March 31, 2013 was primarily due to proceeds from loans held for sale, as we funded fewer loans than we sold in the 2013 period, whereas in the 2012 period, we funded more loans than we sold. The decline in the 2013 period is due to seasonality in mortgage activity and cyclical refinancing activity. In the 2012 period, we began participating in this program, so originations were increasing. Net cash provided by investing activities was $10.9 million for the three-month period ended March 31, 2013 compared to net cash used in investing activities of $1.3 million for the same period in 2012. Cash provided by investing activities in the 2013 period reflects a decrease in loans held for investment of $7.1 million. Net cash provided by financing activities in the three-month period ended March 31, 2013 was $15.5 million compared to $17.2 million for the same period of 2012.

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

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of March 31, 2013, was $168.7 million based on our December 31, 2012 balance sheet. Pledged collateral for this facility as of March 31, 2013 was $51.6 million. As discussed above, under this facility, we have one nonamortizing term loan outstanding for $20 million. Credit availability under the FRB facility was $91.4 million as of March 31, 2013, which is also based on pledged collateral. Borrowings under the FRB facility bear the prevailing current rate for primary credit. There were no amounts outstanding under the FRB facility as of March 31, 2013.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5 million expires on June 30, 2013. The remainder of the lines of credit can be cancelled at any time. As of March 31, 2013, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

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

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	March 31, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$67,519	$68,065	$68,820	$69,474
Total risk-based capital	72,865	73,411	73,916	74,570
Risk-weighted assets	466,022	466,136	451,208	451,357

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the date stated:

	March 31, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	12.15%	12.23%	12.78%	12.90%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	14.49%	14.60%	15.25%	15.39%	4.00%	> 6.00%
Total risk-based capital ratio	15.64%	15.75%	16.38%	16.52%	8.00%	> 10.00%

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

Management strives to control the Bank’s exposure to interest rate volatility, and we operate under an asset and liability management policy approved by our board of directors. In accordance with our policy, we emphasize the loan and deposit pricing characteristics that best meet our current view on the future direction of interest rates and use sophisticated analytical tools to support our asset and liability processes.

Gap Analysis

Gap analysis tools monitor the difference between interest-sensitive assets and interest-sensitive liabilities in future time periods. The Bank uses a simulation model to forecast balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, the Bank can position itself to mitigate risks associated with anticipated interest rate movements by understanding the dynamic nature of its balance sheet components. We evaluate our balance sheet components (securities, loan and deposit portfolios) to manage our interest rate risk position.

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of March 31, 2013 of $255.6 million. This net asset-sensitive position was a result of $444.1 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $188.5 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of Mach 31, 2013 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$40,008	$—	$—	$—	$44,721
Fed funds sold	7,548	—	—	—	7,548
Securities	8,817	5,827	14,761	22,764	53,310
Loans	372,241	9,701	25,626	36,563	446,056
Allowance for loan and lease losses	—	—	—	—	(5,099)
Premises and equipment	—	—	—	—	5,436
Intangibles	—	—	—	—	15,898
OREO	—	—	—	—	276
Deferred tax asset	—	—	—	—	4,021
Other assets	—	—	—	4,183	7,686

Total assets	$428,614	$15,528	$40,387	$63,510	$579,853

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$75,877
Interest-bearing deposits	102,416	86,108	188,615	15,778	392,921
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	3,283
Shareholders’ equity	—	—	—	—	87,772

Total liabilities and equity	$102,416	$86,108	$208,615	$15,778	$579,853

Discrete gap:	$326,198	$(70,580)	$(168,228)	$47,732
Cumulative gap:	$326,198	$255,618	$87,390	$135,122

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	March 31, 2013	December 31, 2012
Commercial lines of credit	$70,269	$57,681
Commercial real estate	24,622	28,566
Residential real estate	6,952	7,130
Consumer	934	710
Letters of credit	3,451	2,308
Loans held for sale	37,095	25,133

Total commitments	$143,323	$121,528

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements included in this Form 10-Q are “forward-looking statements.” All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our plans, objectives and goals, future events or results, our competitive strengths and business strategies, and the trends in our industry are forward-looking statements. The words “believe,” “will,” “may,” “could,” “estimate,” “project,” “predict,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to our company, are intended to identify forward-looking statements.

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed, or implied by, in the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in Part I, Item 1A in the 2012 Form 10-K and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

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

•

our ability to maintain regulatory capital levels and adequate sources of funding and liquidity, which could be adversely affected by market conditions and changes in capital requirements made by regulators;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A, “Risk Factors” in the 2012 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in the 2012 Form 10-K.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

10.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 29, 2013 (File No. 000-53380))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: May 6, 2013	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2013	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)