Form 10-Q
period 2013-06-30
Xenith Bankshares, Inc.
filed 2013-08-05
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at July 29, 2013 was 10,488,060.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	(Unaudited)
(in thousands, except share data)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$7,272	$9,457
Federal funds sold	1,000	2,906

Total cash and cash equivalents	8,272	12,363
Securities available for sale, at fair value	72,055	57,551
Loans held for sale	61,861	80,867
Loans held for investment, net of allowance for loan and lease losses, 2013 - $4,882; 2012 - $4,875	393,591	379,006
Premises and equipment, net	5,306	5,397
Other real estate owned	276	276
Goodwill and other intangible assets, net	15,807	15,989
Accrued interest receivable	1,503	1,606
Deferred tax asset	4,621	4,094
Bank owned life insurance	9,523	—
Other assets	6,116	6,057

Total assets	$578,931	$563,206

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$318,771	$317,526
Savings	4,486	4,069
Time	141,419	131,636

Total deposits	464,676	453,231
Accrued interest payable	230	232
Borrowings	25,000	20,000
Other liabilities	1,887	2,196

Total liabilities	491,793	475,659

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 8,381 shares issued and outstanding as of June 30, 2013 and December 31, 2012	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 10,488,060 shares issued and outstanding as of June 30, 2013 and December 31, 2012	10,488	10,488
Additional paid-in capital	71,746	71,414
Accumulated deficit	(2,732)	(3,660)
Accumulated other comprehensive (loss) income, net of tax	(745)	924

Total shareholders’ equity	87,138	87,547

Total liabilities and shareholders’ equity	$578,931	$563,206

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

(in thousands, except per share data)	June 30, 2013	June 30, 2012
Interest income
Interest and fees on loans	$5,758	$6,080
Interest on securities	270	396
Interest on federal funds sold and deposits in other banks	76	72

Total interest income	6,104	6,548

Interest expense
Interest on deposits	535	656
Interest on time certificates of $100,000 and over	223	221
Interest on federal funds purchased and borrowed funds	93	93

Total interest expense	851	970

Net interest income	5,253	5,578
Provision for loan and lease losses	4	547

Net interest income after provision for loan and lease losses	5,249	5,031

Noninterest income
Service charges on deposit accounts	105	73
Net gain on sale and write-down of other real estate owned	—	138
Gain on sales of securities	132	—
Increase in cash surrender value of bank owned life insurance	23	—
Other	113	43

Total noninterest income	373	254

Noninterest expense
Compensation and benefits	2,790	2,683
Occupancy	370	347
FDIC insurance	109	92
Bank franchise taxes	216	144
Technology	432	389
Communications	59	66
Insurance	74	73
Professional fees	256	263
Other real estate owned	—	1
Amortization of intangible assets	91	91
Other	396	304

Total noninterest expense	4,793	4,453

Income before income tax	829	832
Income tax expense	277	—

Net income	552	832

Preferred stock dividend	(21)	(27)

Net income available to common shareholders	$531	$805

Earnings per common share (basic and diluted):	$0.05	$0.08

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

(in thousands, except per share data)	June 30, 2013	June 30, 2012
Interest income
Interest and fees on loans	$11,618	$11,696
Interest on securities	520	832
Interest on federal funds sold and deposits in other banks	154	142

Total interest income	12,292	12,670

Interest expense
Interest on deposits	1,115	1,336
Interest on time certificates of $100,000 and over	489	506
Interest on federal funds purchased and borrowed funds	186	185

Total interest expense	1,790	2,027

Net interest income	10,502	10,643
Provision for loan and lease losses	415	907

Net interest income after provision for loan and lease losses	10,087	9,736

Noninterest income
Service charges on deposit accounts	199	132
Net gain on sale and write-down of other real estate owned and other collateral	346	129
Gain on sales of securities	291	219
Increase in cash surrender value of bank owned life insurance	23	—
Other	175	129

Total noninterest income	1,034	609

Noninterest expense
Compensation and benefits	5,748	5,514
Occupancy	734	736
FDIC insurance	207	182
Bank franchise taxes	413	294
Technology	819	805
Communications	121	138
Insurance	148	148
Professional fees	510	510
Other real estate owned	2	3
Amortization of intangible assets	182	182
Other	745	690

Total noninterest expense	9,629	9,202

Income before income tax	1,492	1,143
Income tax expense	522	—

Net income	970	1,143

Preferred stock dividend	(42)	(47)

Net income available to common shareholders	$928	$1,096

Earnings per common share (basic and diluted):	$0.09	$0.10

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	For the Three Months Ended June 30,
(in thousands)	2013	2012
Net income	$552	$832
Other comprehensive (loss) income, before taxes:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the year	(2,115)	268
Reclassification adjustment for gains included in net income	(132)	—

Unrealized (loss) gain on available-for-sale securities	(2,247)	268

Unrealized gain (loss) on derivative:
Unrealized gain (loss) arising during the year	193	(159)
Reclassification adjustment for losses included in net income	34	24

Unrealized gain (loss) on derivative	227	(135)

Other comprehensive (loss) income, before taxes	(2,020)	133

Income tax benefit related to other comprehensive income	687	—

Comprehensive (loss) income	$(781)	$965

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Net income	$970	$1,143
Other comprehensive (loss) income, before taxes:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the year	(2,496)	472
Reclassification adjustment for gains included in net income	(291)	(219)

Unrealized (loss) gain on available-for-sale securities	(2,787)	253

Unrealized gain (loss) on derivative:
Unrealized gain (loss) arising during the year	192	(233)
Reclassification adjustment for losses included in net income	66	44

Unrealized gain (loss) on derivative	258	(189)

Other comprehensive (loss) income, before taxes	(2,529)	64

Income tax benefit related to other comprehensive income	860	—

Comprehensive (loss) income	$(699)	$1,207

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

(in thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$970	$1,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	415	907
Depreciation and amortization	613	650
Net amortization of securities	355	354
Accretion of acquisition accounting adjustments	(999)	(1,605)
Deferred tax expense	333	—
Gain on sales of securities	(291)	(219)
Share-based compensation expense	332	129
Net gain on sale and write-down of other real estate owned and other collateral	(346)	(129)
Increase in cash surrender value of bank owned life insurance	(23)	—
Change in operating assets and liabilities:
Originations of loans held for sale	(340,646)	(237,153)
Proceeds from sales of loans held for sale	359,652	160,177
Accrued interest receivable	104	(95)
Other assets	384	622
Accrued interest payable	(2)	(70)
Other liabilities	(217)	316

Net cash provided by (used in) operating activities	20,634	(74,973)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	20,152	14,111
Purchases of securities	(37,508)	(8,277)
Net (increase) decrease in loans held for investment	(13,990)	662
Net proceeds from sale of other real estate owned and other collateral	346	479
Purchases of bank owned life insurance	(9,500)	—
Net purchase of premises and equipment	(339)	(274)
(Purchase) sale of FRB and FHLB stock	(289)	143

Net cash (used in) provided by investing activities	(41,128)	6,844

Cash flows from financing activities
Net increase in demand and savings deposits	1,662	54,889
Net increase (decrease) in time deposits	9,783	(10,580)
Net increase in federal funds purchased and borrowed funds	5,000	—
Preferred stock dividend	(42)	(47)

Net cash provided by financing activities	16,403	44,262

Net decrease in cash and cash equivalents	(4,091)	(23,867)
Cash and cash equivalents
Beginning of period	12,363	55,795

End of period	$8,272	$31,928

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$1,791	$2,098

Income taxes	$175	$—

Transfer of loans to foreclosed assets	$—	$358

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of June 30, 2013, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at June 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and the statements of cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts reported in prior periods’ financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net income.

All dollar amounts included in the tables in these notes are in thousands, except per share data.

Note 3. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to June 30, 2013 and December 31, 2012 was $3.3 million and $3.1 million, respectively.

Note 4. Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	June 30, 2013
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$47,238	$410	$(672)	$46,976
- Variable rate	5,639	130	(60)	5,709
Municipals
- Taxable	8,451	—	(605)	7,846
- Tax exempt	1,641	—	(60)	1,581
Collateralized mortgage obligations	10,191	108	(356)	9,943

Total securities available for sale	$73,160	$648	$(1,753)	$72,055

	December 31, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$42,804	$1,436	$—	$44,240
- Variable rate	2,038	143	—	2,181
Municipals	1,050	—	(50)	1,000
Collateralized mortgage obligations	9,977	158	(5)	10,130

Total securities available for sale	$55,869	$1,737	$(55)	$57,551

As of June 30, 2013 and December 31, 2012, the company had securities with a fair value of $7.3 million and $6.4 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of available-for-sale securities by contractual maturity as of the date stated:

	June 30, 2013
	Book Value	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	32,111	31,597
Due after ten years	41,049	40,458

Total securities available for sale	$73,160	$72,055

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	June 30, 2013
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	7	$25,308	$(672)	$—	$—	$25,308	$(672)
- Variable rate	1	3,677	(60)	—	—	3,677	(60)
Municipals
- Taxable	4	7,846	(605)	—	—	7,846	(605)
- Tax exempt	1	1,581	(60)	—	—	1,581	(60)
Collateralized mortgage obligations	3	7,142	(356)	—	—	7,142	(356)

Total securities	16	$45,554	$(1,753)	$—	$—	$45,554	$(1,753)

	December 31, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipals	1	$1,000	$(50)	$—	$—	$1,000	$(50)
Collateralized mortgage obligations	1	3,288	(5)	—	—	3,288	(5)

Total securities	2	$4,288	$(55)	$—	$—	$4,288	$(55)

All securities held as of June 30, 2013 were investment grade. The unrealized loss positions at June 30, 2013 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at June 30, 2013, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at June 30, 2013; therefore, no impairment has been recognized.

Note 5. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans held for investment as of the dates stated:

	June 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$201,633	50.60%	$203,880	53.11%
Commercial real estate	169,562	42.55%	150,796	39.28%
Residential real estate	23,544	5.91%	24,291	6.33%
Consumer	3,734	0.94%	4,914	1.28%

Loans held for investment	$398,473	100.00%	$383,881	100.00%
Allowance for loan and lease losses	(4,882)		(4,875)

Loans held for investment, net of allowance	393,591		379,006
Loans held for sale	61,861		80,867

Total loans	$455,452		$459,873

Loans held for investment included unearned fees, net of capitalized origination costs, of $5 thousand and $245 thousand, as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, $178.1 million of loans were pledged as collateral for borrowing capacity.

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

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$195,274	$1,504	$4,855	$—	$201,633
Commercial real estate	160,014	3,478	6,070	—	169,562
Residential real estate	22,533	75	936	—	23,544
Consumer	2,934	—	370	—	3,304
Overdrafts	430	—	—	—	430

Total loans	$381,185	$5,057	$12,231	$—	$398,473

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$196,004	$4,813	$3,063	$—	$203,880
Commercial real estate	139,206	6,407	5,183	—	150,796
Residential real estate	23,282	87	922	—	24,291
Consumer	4,466	154	266	—	4,886
Overdrafts	28	—	—	—	28

Total loans	$362,986	$11,461	$9,434	$—	$383,881

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

The allowance for loan and lease losses is determined based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as are originated by the company. In evaluating the loan portfolio, qualitative factors, such as general economic conditions, nationally and in the company’s target markets, are considered, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive income. Loans or portions of loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

The following tables present the allowance for loan and lease loss activity, by loan category, for the dates stated:

	Three Months Ended June 30,
	2013	2012
Balance at beginning of period	$5,099	$4,137
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	211	352
Residential real estate	25	—
Consumer	—	—
Overdrafts	1	4

Total charge-offs	237	356

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	16
Residential real estate	—	—
Consumer	—	—
Overdrafts	—	1

Total recoveries	—	17

Net charge-offs	237	339

Provision for loan and lease losses	4	547
Amount for unfunded commitments	16	(22)

Balance at end of period	$4,882	$4,323

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$4,875	$4,280
Charge-offs:
Commercial and industrial	1	—
Commercial real estate	370	781
Residential real estate	25	—
Consumer	—	—
Overdrafts	2	7

Total charge-offs	398	788

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	19
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	2

Total recoveries	1	21

Net charge-offs	397	767

Provision for loan and lease losses	415	907
Amount for unfunded commitments	(11)	(97)

Balance at end of period	$4,882	$4,323

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	June 30, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,623	$386	$1,237
Commercial real estate	3,041	576	2,465
Residential real estate	201	21	180
Consumer	17	15	2

Total allowance for loan and lease losses	$4,882	$998	$3,884

Loan balances applicable to:
Commercial and industrial	$201,633	$3,354	$198,279
Commercial real estate	169,562	8,406	161,156
Residential real estate	23,544	879	22,665
Consumer	3,734	45	3,689

Total loans	$398,473	$12,684	$385,789

	December 31, 2012
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,523	$296	$1,227
Commercial real estate	3,086	782	2,304
Residential real estate	245	32	213
Consumer	21	16	5

Total allowance for loan and lease losses	$4,875	$1,126	$3,749

Loan balances applicable to:
Commercial and industrial	$203,880	$3,803	$200,077
Commercial real estate	150,796	8,590	142,206
Residential real estate	24,291	560	23,731
Consumer	4,914	72	4,842

Total loans	$383,881	$13,025	$370,856

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$461	$1,432	$—	$1,154	$—
Commercial real estate	3,297	5,744	—	3,350	23
Residential real estate	458	478	—	459	3
Consumer	—	10	—	1	—
With an allowance recorded:
Commercial and industrial	2,892	3,095	386	2,274	23
Commercial real estate	5,110	5,721	576	5,412	142
Residential real estate	421	429	21	440	10
Consumer	45	30	15	54	1

Total loans individually evaluated for impairment	$12,684	$16,939	$998	$13,144	$202

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,202	$2,220	$—	$1,178	$48
Commercial real estate	2,897	5,029	—	3,724	115
Residential real estate	120	140	—	121	11
Consumer	2	12	—	4	1
With an allowance recorded:
Commercial and industrial	2,601	2,680	296	2,665	116
Commercial real estate	5,693	6,663	782	5,613	343
Residential real estate	440	457	32	278	8
Consumer	70	60	16	77	5

Total loans individually evaluated for impairment	$13,025	$17,261	$1,126	$13,660	$647

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

As of July 29, 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million related to $40.2 million of purchased credit-impaired loans. The remaining fair value adjustment on the purchased credit-impaired loans, as of June 30, 2013, was $6.1 million. The carrying value, as of June 30, 2013, of purchased impaired loans was approximately $15.4 million, which is net of any impairment charges recorded.

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of June 30, 2013 and December 31, 2012, the company had $1.7 million and $1.2 million, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

In applying ASC 310-30 to acquired loans, the company must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments and the liquidation value and timing of underlying collateral, in addition to other factors. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan.

During the second quarter of 2013, the company recorded a net impairment charge of $16 thousand due to deterioration in the timing and/or amount of cash flows of certain loans since the prior measurement date. This impairment amount is reported as a provision for loan and lease losses in the consolidated statements of operations and comprehensive income and a component of the allowance for loan and lease losses. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed. During the second quarter of 2013, $41 thousand of previously reported impairment was reversed due to the increase and/or change in the timing of cash flows.

The following table presents the accretion activity related to acquired loans as of the dates stated:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(999)	(3,335)
Disposals (2)	—	(2,539)

Balance at end of period	$7,134	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

The following table presents the age analysis of loans past due as of the dates stated:

	June 30, 2013
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$741	$1,177	$1,918
Commercial real estate	905	1,274	2,179
Residential real estate	5	402	407
Consumer	5	—	5

Total	$1,656	$2,853	$4,509

	December 31, 2012
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,592	$1,657	$3,249
Commercial real estate	1,762	2,256	4,018
Residential real estate	—	74	74
Consumer	3	—	3

Total	$3,357	$3,987	$7,344

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2013, there was one loan in the amount of $203 thousand past due 90 days or greater for which interest was accruing.

	June 30, 2013	December 31, 2012
Commercial and industrial	$1,850	$1,847
Commercial real estate	2,461	3,148
Residential real estate	567	74
Consumer	—	—

Total nonaccrual loans	$4,878	$5,069
Other real estate owned	276	276

Total nonperforming assets	$5,154	$5,345

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

For loans classified as TDRs, the company further evaluates the loans as performing or nonperforming. If, at the time of restructure, the loan is on accrual status, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms. A modified loan will be classified as nonaccrual, if the loan becomes 90 days delinquent. TDRs originally considered nonaccrual will be classified as nonperforming, but may be classified as performing TDRs, if subsequent to restructure the loan experiences payment performance according to the restructured terms for a consecutive six-month period.

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	June 30, 2013	December 31, 2012
Performing:
Commercial and industrial	$—	$—
Commercial real estate	—	—
Residential real estate	—	123
Consumer	—	—

Total performing TDRs	$—	$123

Nonperforming:
Commercial and industrial	$1,410	$1,439
Commercial real estate	792	411
Residential real estate	123	—
Consumer	—	—

Total nonperforming TDRs	$2,325	$1,850

Total TDRs	$2,325	$1,973

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	June 30, 2013
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	3	$629	$781	$1,410
Commercial real estate	8	398	394	792
Residential real estate	1	—	123	123
Consumer	—	—	—	—

Total TDRs	12	$1,027	$1,298	$2,325

(1)	Restructured loans which had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2012
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	3	$657	$782	$1,439
Commercial real estate	7	411	—	411
Residential real estate	1	—	123	123
Consumer	—	—	—	—

Total TDRs	11	$1,068	$905	$1,973

(1)	Restructured loans which had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

During the three months and six months ended June 30, 2013, the company identified one additional commercial real estate loan as a TDR, which totaled $394 thousand and is included in the tables above. During the three months and six months ended June 30, 2013, seven of the commercial real estate loans totaling $398 thousand have not complied with the terms of the restructuring. All seven loans are related to a single borrower.

Note 6. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets as of the dates stated:

	June 30, 2013	December 31, 2012
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(892)	(710)

Net core deposit intangibles	$2,818	$3,000

Unamortizable goodwill	$12,989	$12,989

Total goodwill and other intangible assets, net	$15,807	$15,989

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2013	$183
2014	365
2015	365
2016	365
2017	365
Thereafter	1,175

Total	$2,818

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	June 30, 2013	December 31, 2012
Noninterest-bearing demand deposits	$85,150	$74,539
Interest-bearing:
Demand and money market	233,621	242,987
Savings deposits	4,486	4,069
Time deposits of $100,000 or more	82,237	72,870
Other time deposits	59,182	58,766

Total deposits	$464,676	$453,231

Note 8. Derivatives

Cash Flow Hedges

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. The company is a party to two interest rate swap agreements. Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without exchange of the underlying notional amount of $20 million. Pursuant to the other agreement, the company has minimized its exposure to interest rate movements beginning at a specified future date without exchange of the underlying notional amount of $7.5 million. As of June 30, 2013, the company’s two interest rate swaps were designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. There was no ineffective portion of the derivatives during this period. The amount reported in AOCI as of June 30, 2013 was a loss of $16 thousand, net of a tax benefit of $8 thousand. As of June 30, 2013, an asset of $137 thousand was recorded in other assets and a liability of $179 thousand was recorded in other liabilities on the consolidated balance sheet related to these derivatives. Additionally, the company has minimum collateral requirements with its counterparty, and as of June 30, 2013, $250 thousand has been pledged as collateral under the agreements, as the valuation of one of the derivatives has surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of

June 30, 2013, $14 thousand was recorded in other assets and $11 thousand was recorded in other liabilities related to non-designated hedges. For the three-month periods ended June 30, 2013 and 2012, $43 thousand of income and $6 thousand of expense, respectively, were recognized in net income related to non-designated hedges. For the six-month periods ended June 30, 2013 and 2012, $46 thousand and $23 thousand, respectively, were recognized in net income related to non-designated hedges.

Note 9. Bank Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”), which is life insurance purchased by the Bank on a chosen group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in noninterest income on the statements of operations. The Bank has rights under the insurance contracts to redeem them for book value at any time.

Note 10. Income Taxes

Net deferred tax assets as of June 30, 2013 and December 31, 2012 were $4.6 million and $4.1 million, respectively. For the period ended June 30, 2012, the company had a valuation allowance on the full amount of its net deferred tax asset. As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. Based on the weight of available evidence as of September 30, 2012, the company believed it is more likely than not that its net deferred tax asset will be utilized in future periods; therefore, at September 30, 2012, the company reversed the full valuation allowance.

Note 11. Earnings per Common Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated:

	Three Months Ended June 30,
	2013	2012
Net income	$552	$832
Preferred stock dividend	(21)	(27)

Net income available to common shareholders	$531	$805

Weighted average shares outstanding, basic (1)	10,497	10,447
Dilutive shares	31	1

Weighted average shares outstanding, diluted	10,528	10,448

Earnings per common share, basic	$0.05	$0.08

Earnings per common share, diluted	$0.05	$0.08

(1)	Includes vested restricted stock units

	Six Months Ended June30,
	2013	2012
Net income	$970	$1,143
Preferred stock dividend	(42)	(47)

Net income available to common shareholders	$928	$1,096

Weighted average shares outstanding, basic (1)	10,493	10,447
Dilutive shares	28	1

Weighted average shares outstanding, diluted	10,521	10,448

Earnings per common share, basic	$0.09	$0.10

Earnings per common share, diluted	$0.09	$0.10

(1)	Includes vested restricted stock units

Note 12. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, as part of the Small Business Lending Fund (“SBLF”) of the U.S. Department of Treasury (“U.S. Treasury”), the company sold 8,381 shares of non-cumulative perpetual preferred stock to the Secretary of the U.S. Treasury (the “SBLF Preferred Stock”) for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) by the Bank. For the three months and six months ended June 30, 2013, the company’s dividend was $21 thousand and $42 thousand, respectively, representing an effective dividend rate of 1% for both periods.

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

The following table presents unfunded commitments outstanding as of the dates stated:

	June 30, 2013	December 31, 2012
Commercial lines of credit	$60,848	$57,681
Commercial real estate	23,786	28,566
Residential real estate	7,684	7,130
Consumer	966	710
Letters of credit	3,321	2,308
Loans held for sale	44,139	25,133

Total commitments	$140,744	$121,528

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2013, substantially all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows. Other impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013 and 2012, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of June 30, 2013 Using
	June 30, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$46,976	$—	$46,976	$—
- Variable rate	5,709	—	5,709	—
Municipals
- Taxable	7,846	—	7,846	—
- Tax exempt	1,581	—	1,581	—
Collateralized mortgage obligations	9,943	—	9,943	—
Cash flow hedge - asset	137	—	137	—
Cash flow hedge - liability	(179)	—	(179)	—
Interest rate derivative - asset	14	—	14	—
Interest rate derivative - liability	(11)	—	(11)	—
Assets measured on a nonrecurring basis:
Impaired loans	12,684	—	—	12,684
Other real estate owned	276	—	—	276

		Fair Value Measurements as of December 31, 2012 Using
	December 31, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$44,240	$—	$44,240	$—
- Variable rate	2,181	—	2,181	—
Municipals	1,000	—	1,000	—
Collateralized mortgage obligations	10,130	—	10,130	—
Cash flow hedge	(283)	—	(283)	—
Interest rate derivative - asset	124	—	124	—
Interest rate derivative - liability	(140)	—	(140)	—
Assets measured on a nonrecurring basis:
Impaired loans	13,148	—	—	13,148
Other real estate owned	276	—	—	276

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	June 30, 2013		Fair Value Measurements as of June 30, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$7,272	$7,272	$7,272	$—	$—
Federal funds sold	1,000	1,000	—	1,000	—
Securities available for sale	72,055	72,055	—	72,055	—
Loans held for sale	61,861	61,861	—	61,861	—
Loans held for investment, net	393,591	392,507	—	—	392,507
Cash flow hedge	137	137	—	137	—
Interest rate derivative	14	14	—	14	—
Accrued interest receivable	1,503	1,503	—	1,503	—
Financial liabilities:
Cash flow hedge	$179	$179	$—	$179	$—
Interest rate derivative	11	11	—	11	—
Short-term borrowings	5,000	5,000	—	5,000	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	464,676	464,714	—	464,714	—
Accrued interest payable	230	230	—	230	—

	December 31, 2012		Fair Value Measurements as of December 31, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$9,457	$9,457	$9,457	$—	$—
Federal funds sold	2,906	2,906	—	2,906	—
Securities available for sale	57,551	57,551	—	57,551	—
Loans held for sale	80,867	80,867	—	80,867	—
Loans held for investment, net	379,006	380,322	—	—	380,322
Interest rate derivative	124	124	—	124	—
Accrued interest receivable	1,606	1,606	—	1,606	—
Financial liabilities:
Cash flow hedge	$283	$283	$—	$283	$—
Interest rate derivative	140	140	—	140	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	453,231	453,813	—	453,813	—
Accrued interest payable	232	232	—	232	—

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

Note 15. Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (“Topic 350”), “Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in Topic 350 are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. This pronouncement became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company does not anticipate any effect on its consolidated financial position or consolidated results of operations for the fiscal year ending December 31, 2013 as a result of adoption of Topic 350.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). The data presented as of June 30, 2013 and for the three and six-month periods ended June 30, 2013 and 2012 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2012 is derived from our audited financial statements as of and for the year ended December 31, 2012, which is included in the 2012 Form 10-K.

All references to “Xenith Bankshares”, “our company”, “we”, “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands. Columns and rows of amounts presented in tables may not total due to rounding.

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches now operate under the name Xenith Bank. As of June 30, 2013, we had total assets of $578.9 million, total loans, net of our allowance for loan and lease losses, of $455.5 million, total deposits of $464.7 million and shareholders’ equity of $87.1 million.

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

During the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. Pursuant to the sub-participation agreement, the Bank purchases participations from the participating bank with respect to selected non-bank mortgage originators. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Substantially all of the loans are conforming loans. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of June 30, 2013, we had $61.9 million in loans held for sale.

Prior to 2013, we assigned a risk weighting of 50% to our participation interests, the weighting applicable under current regulations to mortgage loans. The Office of the Comptroller of the Currency (the “OCC”) has stated its view that assets that do not qualify as “participating interests” should be assigned the 100% risk weighting associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral. In March 2013, the Federal Financial Institutions Examination Council (the “FFIEC”) issued supplemental instructions for call reports. In these supplemental instructions, the FFIEC confirmed the view of the OCC stating for risk-based capital purposes, a loan to a mortgage originator secured by residential mortgages should be assigned a 100% risk weighting. The instructions published by the FFIEC did not change the balance sheet classification of such loans. As a result, in the first quarter of 2013, we have assigned a risk weighting of 100% to our participation interests in loans to mortgage originators and have continued to classify these loans as loans held for sale on our consolidated balance sheets.

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

The following table presents selected financial performance measures, for the dates stated:

	Three Months Ended June 30,
	2013	2012
Net interest margin (1)	3.90%	4.75%
Return on average assets (2)	0.39%	0.67%
Return on average common equity (3)	2.77%	4.56%
Efficiency ratio (4)	85%	76%

	Six Months Ended June 30,
	2013	2012
Net interest margin (1)	3.86%	4.60%
Return on average assets (2)	0.34%	0.47%
Return on average common equity (3)	2.44%	3.15%
Efficiency ratio (4)	83%	82%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

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

Industry Conditions

The economy continued to show signs of improvement in the first half of 2013, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for June 2013 was reported at 7.6%, a slight decline from 7.8% in December 2012. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the May 2013 unemployment rate was 7.2%, below the national unemployment rate of 7.6% in this period, and improved from 7.5% in the early months of 2013. More specifically, the unemployment rate in Virginia in May 2013 was 5.3%. This is based on data published by the Fifth District. Additionally as published by the Fifth District, in the last year, all industry sectors in the Fifth District grew except for government and information, which showed only modest declines.

The Federal Open Market Committee (the “FOMC”) stated in a June 19, 2013 release that economic activity has been expanding at a moderate pace, and although labor market conditions have shown some improvement, the unemployment rate remains elevated. The FOMC stated the housing sector continued to strengthen further and business and household spending advanced.

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

The FOMC stated it will continue its asset purchase program until the outlook for the labor market or inflation changes, with the pace of the asset purchase program based on the efficacy and cost of the program, in addition to the extent of progress toward economic objectives. The FOMC stated it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time. In particular, the FOMC stated its goal “to keep the target range for the federal funds rate at 0 to  1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.”

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

Intense competition for quality loans in this low interest rate environment requires that we remain firm in applying our established credit underwriting practices, providing exceptional customer service, and offering competitive treasury services products, as well as cautiously stepping down rates on our deposits, and monitoring our expenses.

In our continuing evaluation of our business strategy, we believe properly priced acquisitions can complement our organic growth. We may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or related banking lines of business and related services and products. We evaluate potential acquisitions to determine what is in the best interest of our company and long-term strategy. Our goal in making these decisions is to maximize shareholder value.

Critical Accounting Policies

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with Generally Accepted Accounting Principles in the United States of America and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and the amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations.

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects our estimate of losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to acquired credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for acquired credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “—Financial Condition—Allowance for Loan and Lease Losses” below and in measuring impairment for acquired credit-impaired loans is contained under “—Financial Condition—Allowance for Loan and Lease Losses—Acquired Loans” below.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended June 30, 2013, net income was $552 thousand compared to net income of $832 thousand for the three months ended June 30, 2012. Net income before income tax expense was $829 thousand for the three months ended June 30, 2013 compared to $832 thousand for the same period in 2012. For the six months ended June 30, 2013, we reported net income of $970 thousand compared to a net income of $1.1 million for the six months ended June 30, 2012. Income before tax expense was $1.5 million for the six-month period ended June 30, 2013 compared to $1.1 million for the same period in 2012.

The following table presents our net income and earnings per common share information for the periods stated:

	Three Months Ended June 30,
	2013	2012
Net income	$552	$832

Preferred stock dividend	(21)	(27)

Net income available to common shareholders	$531	$805

Earnings per common share, basic and diluted	$0.05	$0.08

	Six Months Ended June 30,
	2013	2012
Net income	$970	$1,143

Preferred stock dividend	(42)	(47)

Net income available to common shareholders	$928	$1,096

Earnings per common share, basic and diluted	$0.09	$0.10

Net Interest Income

For the three months ended June 30, 2013, net interest income was $5.3 million compared to $5.6 million for the three months ended June 30, 2012. Lower net interest income was primarily due to lower yields on average balances of investments and loans held for investment, partially offset by higher average loan balances and lower costs of deposits. As presented in the table below, our net interest margin for the three-month period ended June 30, 2013 was 3.90%, an 85 basis point decrease from 4.75% for the same period in 2012. Lower yields and net interest margin is partially due to lower accretion from acquired loans, which is further discussed below. Higher average balances of loans held for sale from our participation in the mortgage warehouse lending program decreased our overall yield on interest-earning assets in the second quarter of 2013 compared to the second quarter of 2012; however, we believe participation in this program is an efficient use of our liquidity.

Average interest-earning assets increased $69.6 million, while related interest income decreased $444 thousand, for the three-month period ended June 30, 2013 compared to the same period in 2012. Average interest-bearing liabilities increased $48.2 million, and related interest expense decreased $119 thousand, for the three-month period ended June 30, 2013 compared to the same period in

2012. Yields on interest-earning assets decreased 1.05% to 4.53%, and costs of interest-bearing liabilities decreased 25 basis points to 0.85%, when comparing the three-month period ended June 30, 2013 to the same period in 2012. Average interest-earning assets as a percentage of total assets were 94.4% for the three-month period ended June 30, 2013, slightly lower than 94.7% for the same period in 2012. The decrease in this percentage in the 2013 period was primarily due to the reversal of the valuation allowance on our net deferred tax asset, a noninterest-earning asset, in the third quarter of 2012, and our investment in bank owned life insurance (“BOLI”), in the second quarter of 2013.

For the six months ended June 30, 2013, net interest income was $10.5 million compared to $10.6 million for the six months ended June 30, 2012. Lower net interest income was primarily due to lower yields on average balances of investments and loans held for investment, partially offset by higher loan balances and lower costs of interest-bearing deposits. Also in the six-month period ended June 30, 2013, lower accretion on loans held for investment affected yields and net interest margin, as further discussed below. As presented in the table below, net interest margin for the six months ended June 30, 2013 was 3.86%, a 74 basis point decrease from 4.60% for the same period in 2012.

Average interest-earning assets increased $80.8 million, while related interest income decreased $378 thousand, for the six-month period ended June 30, 2013 compared to the same period in 2012. Average interest-bearing liabilities increased $54.6 million, and related interest expense decreased $237 thousand, for the six-month period ended June 30, 2013 compared to the same period in 2012. Yields on interest-earning assets decreased 95 basis points to 4.52%, and costs of interest-bearing liabilities decreased 27 basis points to 0.88%, when comparing the six-month period ended June 30, 2013 to the same period in 2012. Average interest-earning assets as a percentage of total assets was 94.8% for the six-month period ended June 30, 2013 compared to 94.6% for the same period in 2012, also affected by the reversal of the valuation allowance and investment in BOLI.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion for the three months ended June 30, 2013 and 2012 was $498 thousand and $921 thousand, respectively. For the six-month periods ended June 30, 2013 and June 30, 2012, loan discount accretion was $999 thousand and $1.6 million, respectively.

The following table presents the impact of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended June 30,
	2013	2012
Net interest margin	3.90%	4.75%
Purchase accounting adjustments impact (1)	0.37%	0.78%
Net interest margin excluding the impact of purchase accounting adjustments	3.53%	3.97%

	Six Months Ended June 30,
	2013	2012
Net interest margin	3.86%	4.60%
Purchase accounting adjustments impact (1)	0.37%	0.70%
Net interest margin excluding the impact of purchase accounting adjustments	3.49%	3.90%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans.

The following table provides an analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances. Tax-exempt income is reported on a taxable equivalent basis.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Three Months Ended June 30,
							2013 vs. 2012
	Average Balances (1)		Yield / Rate		Income / Expense (7)		Increase	Change due to (2)
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$2,490	$1,320	0.24%	0.22%	$1	$1	$0	$(1)	$1
Interest-earning deposits	31,679	24,296	0.33%	0.26%	26	16	10	5	5
Investments	64,767	69,501	1.97%	2.60%	319	451	(132)	(103)	(29)
Loans held for sale	62,396	45,451	3.25%	3.67%	508	417	91	(51)	142
Loans held for investment, gross (3)	377,750	328,924	5.56%	6.89%	5,250	5,662	(412)	(1,183)	771

Total interest-earning assets	539,082	469,491	4.53%	5.58%	6,104	6,548	(444)	(1,334)	890

Allowance for loan and lease losses	(5,004)	(4,041)
Noninterest-earning assets:
Cash and due from banks	5,637	4,503
Premises and fixed assets	5,404	5,916
Other assets	25,872	19,733

Total noninterest-earning assets	36,913	30,152

Total assets	$570,991	$495,602

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$15,346	$12,260	0.25%	0.23%	$10	$7	$3	$1	$2
Savings and money market deposits	224,310	187,699	0.58%	0.86%	326	405	(79)	(148)	69
Time deposits	141,778	133,196	1.19%	1.40%	422	465	(43)	(73)	30
Federal funds purchased and borrowed funds	20,460	20,517	1.82%	1.82%	93	93	(0)	(0)	(0)

Total interest-bearing liabilities	401,894	353,672	0.85%	1.10%	851	970	(119)	(220)	101

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	78,855	58,437
Other liabilities	2,089	2,126

Total noninterest-bearing liabilities	80,944	60,562

Shareholders’ equity	88,153	81,368

Total liabilities and shareholders’ equity	$570,991	$495,602

Interest rate spread (4)			3.68%	4.48%

Net interest income (5)					$5,253	$5,578	$(325)	$(1,114)	$789

Net interest margin (6)			3.90%	4.75%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Interest income on loans in 2013 and 2012 includes $498 thousand and $921 thousand, respectively, in accretion related to acquired loans.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Six Months Ended June 30,
							2013 vs. 2012
	Average Balances (1)		Yield / Rate		Income / Expense (7)		Increase	Change due to (2)
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$3,481	1,622	0.22%	0.15%	$4	$1	$3	$(0)	$3
Interest-earning deposits	37,646	38,671	0.28%	0.28%	53	54	(1)	(0)	(1)
Investments	62,115	71,191	1.99%	2.58%	617	919	(302)	(194)	(108)
Loans held for sale	64,404	24,853	3.28%	3.69%	1,057	459	598	(56)	654
Loans held for investment, gross (3)	376,259	326,760	5.61%	6.88%	10,561	11,237	(676)	(2,237)	1,561

Total interest-earning assets	543,905	463,097	4.52%	5.47%	12,292	12,670	(378)	(2,487)	2,109

Allowance for loan and lease losses	(5,034)	(4,193)
Noninterest-earning assets:
Cash and due from banks	5,149	4,588
Premises and fixed assets	5,408	5,967
Other assets	24,575	20,038

Total noninterest-earning assets	35,132	30,593

Total assets	$574,003	$489,497

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$14,876	12,235	0.25%	0.26%	$18	$16	$2	$(1)	$3
Savings and money market deposits	233,182	181,947	0.60%	0.88%	700	802	(102)	(293)	191
Time deposits	137,986	137,515	1.28%	1.49%	886	1,024	(138)	(142)	4
Federal funds purchased and borrowed funds	20,566	20,295	1.81%	1.83%	186	186	0	(2)	2

Total interest-bearing liabilities	406,610	351,992	0.88%	1.15%	1,790	2,027	(237)	(437)	200

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	77,093	54,384
Other liabilities	2,270	2,177

Total noninterest-bearing liabilities	79,363	56,562

Shareholders’ equity	88,030	80,944

Total liabilities and shareholders’ equity	$574,003	$489,497

Interest rate spread (4)			3.64%	4.32%

Net interest income (5)					$10,502	$10,643	$(141)	$(2,050)	$1,909

Net interest margin (6)			3.86%	4.60%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Interest income on loans in 2013 and 2012 includes $999 thousand and $1,605 thousand, respectively, in accretion related to acquired loans.

Provision for Loan and Lease Losses

For three months ended June 30, 2013, our provision for loan and lease losses was $4 thousand compared to $547 thousand for the same period of 2012. For the six months ended June 30, 2013, provision expense was $415 thousand compared to $907 thousand for the same period of 2012. Lower provision in the 2013 periods was primarily due to pay-downs or payoffs of loans with higher allowance needs compared to newer loans. Additionally, in the second quarter of 2012, we recorded $367 thousand of impairment for acquired credit-impaired loans, whereas in the same 2013 period, we reversed $41 thousand of impairments related to these loans.

Noninterest Income

For the three months ended June 30, 2013, noninterest income was $373 thousand, a $119 thousand increase, compared to $254 thousand for the same period of 2012. Higher noninterest income in the 2013 period was primarily due to higher service charges and fees on deposit accounts and income from derivative products. Additionally, noninterest income in the 2013 period included gains on sales of securities of $132 thousand, while in the 2012 period, noninterest income included a net gain on sales and write-down of other real estate owned (“OREO”) of $138 thousand.

For the six months ended June 30, 2013, noninterest income was $1.0 million, a $425 thousand increase, compared to $609 thousand in the same period of period of 2012. In the 2013 period, noninterest income includes a gain of $346 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition.

Noninterest Expense

For the three- and six-month periods ended June 30, 2013, noninterest expense increased $340 thousand and $427 thousand, respectively, compared to the same periods in 2012. Higher noninterest expenses in both comparative periods were primarily due to higher compensation and benefit costs and bank franchise taxes. Higher compensation costs are due to the addition of relationship managers. Bank franchise taxes, which are capital based, are higher due to greater capital levels. Other expenses were also greater in the three- and six-month periods ended June 30, 2013, primarily due to compensation paid to our directors in the form of stock of $74 thousand and $152 thousand, respectively, for which costs in the comparable 2012 periods were $17 thousand and $32 thousand, respectively.

Income Taxes

For the three-month periods ended June 30, 2013 and 2012, income tax expense was $277 thousand and $0, respectively. For the six-month periods ended June 30, 2013 and 2012, income tax expense was $522 thousand and $0, respectively. Net deferred tax assets as of June 30, 2013 and December 31, 2012 were $4.6 million and $4.1 million, respectively. For the period ended June 30, 2012, we had a valuation allowance on the full amount of our net deferred tax asset. As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. Based on the weight of available evidence as of September 30, 2012, we believed it is more likely than not that the net deferred tax asset will be utilized in future periods; therefore, at September 30, 2012, we reversed the full valuation allowance.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. The decline in the fair value of our investment portfolio is primarily due to the recent rise in longer term interest rates.

	June 30, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$47,238	$46,976	4.11	1.91%
- Variable rate	5,639	5,709	5.96	1.57%
Municipals
- Taxable	8,451	7,846	10.07	2.64%
- Tax exempt (1)	1,641	1,581	8.62	2.94%
Collateralized mortgage obligations	10,191	9,943	2.14	1.61%

Total securities available for sale	$73,160	$72,055	4.72	2.92%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

	December 31, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$42,804	$44,240	2.59	2.16%
- Variable rate	2,038	2,181	11.20	3.21%
Municipals	1,050	1,000	9.25	2.80%
Collateralized mortgage obligations	9,977	10,130	2.84	1.85%

Total securities available for sale	$55,869	$57,551	3.08	2.16%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	June 30, 2013
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$25,937	1.71%	$21,039	2.15%	$46,976	1.91%
- Variable rate	—	—	—	—	—	—	5,709	1.57%	5,709	1.57%
Municipals
- Taxable	—	—	—	—	4,079	2.49%	3,767	2.81%	7,846	2.64%
- Tax exempt (1)	—	—	—	—	1,581	2.94%	—	—	1,581	2.94%
Collateralized mortgage obligations	—	—	—	—	—	—	9,943	1.61%	9,943	1.61%

Total securities available for sale	$—	—	$—	—	$31,597	1.87%	$40,458	2.00%	$72,055	2.92%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	June 30, 2013
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$42,233	$42,160	48.5%
- Federal Home Loan Mortgage Corporation	10,644	10,525	12.2%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	June 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$201,633	50.60%	$203,880	53.11%
Commercial real estate	169,562	42.55%	150,796	39.28%
Residential real estate	23,544	5.91%	24,291	6.33%
Consumer	3,734	0.94%	4,914	1.28%

Loans held for investment	$398,473	100.00%	$383,881	100.00%
Allowance for loan and lease losses	(4,882)		(4,875)

Loans held for investment, net of allowance	393,591		379,006
Loans held for sale	61,861		80,867

Total loans	$455,452		$459,873

Loans held for sale

In the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”), whereby pursuant to the sub-participation agreement, the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of June 30, 2013, we had $61.9 million in loans held for sale, a decrease of $19 million from the balance at December 31, 2012, reflecting lower mortgage refinancing activity nationwide, a trend that could continue.

Loans held for investment

The following tables provide the maturity analysis of our loans held for investment as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	June 30, 2013
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$88,429	$72,760	$851	$73,611	$31,294	$6,450	$37,744	$199,784
Commercial real estate (2)	52,515	83,475	3,894	87,369	22,999	3,699	26,698	166,582
Residential real estate (3)	8,760	4,644	3,550	8,194	6,042	500	6,542	23,496
Consumer	2,178	609	196	805	318	2	320	3,303
Overdrafts	430	—	—	—	—	—	—	430

Total loans	$152,312	$161,488	$8,491	$169,979	$60,653	$10,651	$71,304	$393,595

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.0 million in nonaccrual fixed-rate loans and $1.0 million in nonaccrual variable-rate loans.
(3)	Excludes $14 thousand in nonaccrual fixed-rate loans and $33 thousand in nonaccrual variable-rate loans.

	December 31, 2012
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$94,697	$65,316	$1,313	$66,629	$35,305	$5,402	$40,707	$202,033
Commercial real estate (2)	58,309	62,117	9,988	72,105	16,443	791	17,234	147,648
Residential real estate (3)	8,515	5,740	3,473	9,213	5,736	753	6,489	24,217
Consumer	3,634	701	5	706	535	11	546	4,886
Overdrafts	28	—	—	—	—	—	—	28

Total loans	$165,183	$133,874	$14,779	$148,653	$58,019	$6,957	$64,976	$378,812

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.2 million in nonaccrual fixed-rate loans and $925 thousand in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans and $35 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 68.1% of our loan portfolio at June 30, 2013, and 68.0% at December 31, 2012. Commercial real estate (“CRE”) loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans held for investment in each category to total loans as of the dates stated:

	June 30, 2013		December 31, 2012
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$1,623	50.60%	$1,523	53.11%
Commercial real estate	3,041	42.55%	3,086	39.28%
Residential real estate	201	5.91%	245	6.33%
Consumer	17	0.94%	21	1.28%

Total allowance for loan and lease losses	$4,882	100.00%	$4,875	100.00%

The following tables present the activity in the allowance for loan and lease losses for the dates stated:

	Three Months Ended June 30,
	2013	2012
Balance at beginning of period	$5,099	$4,137
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	211	352
Residential real estate	25	—
Consumer	—	—
Overdrafts	1	4

Total charge-offs	237	356

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	16
Residential real estate	—	—
Consumer	—	—
Overdrafts	—	1

Total recoveries	—	17

Net charge-offs	237	339

Provision for loan and lease losses	4	547
Amount for unfunded commitments	16	(22)

Balance at end of period	$4,882	$4,323

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$4,875	$4,280
Charge-offs:
Commercial and industrial	1	—
Commercial real estate	370	781
Residential real estate	25	—
Consumer	—	—
Overdrafts	2	7

Total charge-offs	398	788

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	19
Residential real estate	—	—
Consumer	—	—
Overdrafts	1	2

Total recoveries	1	21

Net charge-offs	397	767

Provision for loan and lease losses	415	907
Amount for unfunded commitments	(11)	(97)

Balance at end of period	$4,882	$4,323

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

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of June 30, 2013 and December 31, 2012, we had $1.7 million and $1.2 million, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

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

Our re-evaluation of expected cash flows in the second quarter of 2013 resulted in a net impairment charge of $16 thousand that is recorded in the provision for loan and lease losses in the consolidated statement of operations and in our allowance for loan and lease losses in our consolidated balance sheet. Additionally in the second quarter of 2013, we reversed $41 thousand of impairment upon the remeasurement of cash flows.

The following table presents our accretion activity as of the dates stated:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(999)	(3,335)
Disposals (2)	—	(2,539)

Balance at end of period	$7,134	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2013, there was one loan in the amount of $203 thousand 90 days or greater past due with respect to principal and interest for which interest was accruing. At December 31, 2012, there were no loans 90 days or greater past due with respect to principal and interest for which interest was accruing.

As of June 30, 2013 and December 31, 2012, we had $276 thousand in OREO consisting primarily of commercial properties and undeveloped land. OREO valuations are evaluated periodically, and any necessary reserve to carry the asset at its fair value is recorded as a charge to net income.

The following table presents our nonperforming assets and various performance ratios as of the dates stated:

	June 30, 2013	December 31, 2012
Nonaccrual loans	$4,878	$5,069
Other real estate owned	276	276

Total nonperforming assets	$5,154	$5,345

Nonperforming assets as a percentage of total loans held for investment	1.29%	1.39%
Nonperforming assets as a percentage of total assets	0.89%	0.95%
Net charge-offs as a percentage of average loans held for investment	0.11%	0.35%
Allowance for loan and lease losses as a percentage of total loans held for investment	1.23%	1.27%
Allowance for loan and lease losses to nonaccrual loans	100.08%	96.16%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of June 30, 2013 totaled $464.7 million compared to deposits of $453.2 million at December 31, 2012, an increase of $11.4 million, or 2.5%. Demand deposits, including money market accounts, as of June 30, 2013, increased $1.2 million, from balances at December 31, 2012, while time deposits increased $9.8 million. As of June 30, 2013 and December 31, 2012, $24.6 million and $28.5 million, respectively, of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep accounts, which we refer to as brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$77,093	—	$61,889	—
Interest-bearing deposits:
Demand and money market	243,644	0.58%	214,194	0.77%
Savings accounts	4,414	0.32%	3,811	0.40%
Time deposits $100,000 or greater (1)	78,860	1.23%	72,594	1.32%
Time deposits less than $100,000	59,127	1.36%	61,321	1.54%

Total interest-bearing deposits	386,045	0.83%	351,920	1.02%

Total average deposits	$463,138	0.69%	$413,809	0.86%

(1)	Rate in the 2013 period reflects an adjustment related to prior periods which increased the rate by approximately 0.10%.

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of June 30, 2013:

	Within 3 Months	3-6 Months (1)	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$20,836	$11,895	$9,275	$40,231	$82,237	17.70%

(1)	Includes CDARS deposits of $4.7 million.

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings for each of the periods stated:

	June 30, 2013				December 31, 2012
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Year-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$157	0.44%	$—	$—	$134	0.76%
Other borrowings	5,000	5,000	409	0.49%	—	—	42	0.44%

Total short-term borrowings	$5,000	$5,000	$566	0.47%	$—	$—	$176	0.69%

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

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. During the second quarter of 2013, we entered into a forward-starting swap whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of this borrowing. The derivatives are designated as cash flow hedges, whereby the effective portion of the hedges is recorded in accumulated other comprehensive income. The amount reported in accumulated other comprehensive income as of June 30, 2013, related to these derivatives was an unrealized loss of $16 thousand, net of a tax benefit of $8 thousand. As of June 30, 2013, there was no ineffective portion of the derivatives.

We have agreements with the counterparty to our derivatives that contain a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of June 30, 2013, $250 thousand had been pledged as collateral under the agreements, as the valuation of one of the derivatives had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreements at termination value.

For the six-month period ended June 30, 2013, our effective interest rate on the $20 million FHLB borrowing, including the effect of the modification fee and cash flow hedge, was 1.83%. As of June 30, 2013, an asset of $137 thousand was recorded in other assets and a hedge liability of $179 thousand was recorded in other liabilities on our consolidated balance sheet related to these derivatives.

LIQUIDITY AND CAPITAL RESOURCES

In the six-month period ended June 30, 2013, cash and cash equivalents decreased $4.1 million compared to a decrease of $23.9 million in the same period in 2012. Net cash provided by operating activities increased $95.6 million to $20.6 million for the six-month period ended June 30, 2013, compared to net cash used in operating activities of $75.0 million for the same period in 2012. The increase in net cash provided by operating activities in the six months ended June 30, 2013 was primarily due to proceeds from loans held for sale, as we funded fewer loans than we sold in the 2013 period, whereas in the 2012 period, we funded more loans than we sold. In the 2012 period, we began participating in the warehouse lending program; therefore, originations, net of sales, increased. Net cash used in investing activities was $41.1 million for the six-month period ended June 30, 2013 compared to net cash provided by investing activities of $6.8 million for the same period in 2012. Cash used in investing activities in the 2013 period reflects net purchases of securities of $17.4 million, an increase in loans held for investment of $14.0 million, and the purchase of BOLI of $9.5 million. Net cash provided by financing activities in the six-month period ended June 30, 2013 was $16.4 million compared to $44.3 million for the same period of 2012. Cash provided by financing activities in the 2013 period reflects an increase in deposits of $11.4 million and an increase in borrowed funds of $5.0 million compared to a net increase in deposits of $44.3 million in the 2012 period.

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

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of June 30, 2013 was $173.8 million, based on our March 31, 2013 balance sheet. Pledged collateral for this facility as of June 30, 2013 was $50.7 million. Under this facility, as of June 30, 2013, we had one nonamortizing term loan for $20 million and a $5.0 million short-term borrowing outstanding. Credit availability under the FRB facility was $93.6 million as of June 30, 2013, which is also based on pledged collateral. Borrowings under the FRB facility bear the prevailing current rate for primary credit. There were no amounts outstanding under the FRB facility as of June 30, 2013.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5.0 million expires on June 30, 2014. The remainder of the lines of credit can be cancelled at any time. As of June 30, 2013, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

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

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The phase-in period for this rule will not begin until January 2015.

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	June 30, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$68,271	$68,490	$68,820	$69,474
Total risk-based capital	73,385	73,604	73,916	74,570
Risk-weighted assets	500,079	500,240	451,208	451,357

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated:

	June 30, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	12.35%	12.39%	12.78%	12.90%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	13.65%	13.69%	15.25%	15.39%	4.00%	> 6.00%
Total risk-based capital ratio	14.67%	14.71%	16.38%	16.52%	8.00%	> 10.00%

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of June 30, 2013 of $218.4 million. This net asset-sensitive position was a result of $410.0 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $191.5 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of June 30, 2013 is considered by management to be favorable in an increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$3,280	$—	$—	$—		$7,272
Fed funds sold	1,000	—	—	—		1,000
Securities	8,456	5,819	17,207	41,678		72,055
Loans	384,234	6,837	32,072	39,577		460,334
Allowance for loan and lease losses	—	—	—	—		(4,882)
Premises and equipment	—	—	—	—		5,306
Intangibles	—	—	—	—		15,807
OREO	—	—	—	—		276
Deferred tax asset	—	—	—	—		4,621
Bank owned life insurance	—	—	—	—		9,523
Other assets	333	—	—	4,497		7,619

Total assets	$397,303	$12,656	$49,279	$85,752		$578,931

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—		$85,150
Interest-bearing deposits	108,800	77,749	176,782	16,194		379,526
Borrowed funds	5,000	—	20,000	—		25,000
Other liabilities	—	—	—	—		2,117
Shareholders’ equity	—	—	—	—		87,138

Total liabilities and equity	$113,800	$77,749	$196,782	$16,194		$578,931

Discrete gap:	$283,503	$(65,093)	$(147,503)	$69,558	$
Cumulative gap:	$283,503	$218,410	$70,907	$140,465	$

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	June 30, 2013	December 31, 2012
Commercial lines of credit	$60,848	$57,681
Commercial real estate	23,786	28,566
Residential real estate	7,684	7,130
Consumer	966	710
Letters of credit	3,321	2,308
Loans held for sale	44,139	25,133

Total commitments	$140,744	$121,528

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

10.1	Form of Director Stock Unit Award Agreement

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: August 5, 2013	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2013	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)