Form 10-Q
period 2013-09-30
Xenith Bankshares, Inc.
filed 2013-11-04
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at October 25, 2013 was 10,463,810.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	(Unaudited)
(in thousands, except share data)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$23,604	$9,457
Federal funds sold	935	2,906

Total cash and cash equivalents	24,539	12,363
Securities available for sale, at fair value	72,449	57,551
Loans held for sale	34,247	80,867
Loans held for investment, net of allowance for loan and lease losses, 2013 - $5,129; 2012 - $4,875	432,269	379,006
Premises and equipment, net	5,117	5,397
Other real estate owned	400	276
Goodwill and other intangible assets, net	15,716	15,989
Accrued interest receivable	1,462	1,606
Deferred tax asset	4,354	4,094
Bank owned life insurance	9,606	—
Other assets	6,101	6,057

Total assets	$606,260	$563,206

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$333,179	$317,526
Savings	4,561	4,069
Time	158,081	131,636

Total deposits	495,821	453,231
Accrued interest payable	227	232
Borrowings	20,000	20,000
Other liabilities	2,512	2,196

Total liabilities	518,560	475,659

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 8,381 shares issued and outstanding as of September 30, 2013 and December 31, 2012	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 10,471,210 shares issued and outstanding as of September 30, 2013 and 10,488,060 shares issued and outstanding as of December 31, 2012	10,471	10,488
Additional paid-in capital	71,812	71,414
Accumulated deficit	(2,005)	(3,660)
Accumulated other comprehensive (loss) income, net of tax	(959)	924

Total shareholders’ equity	87,700	87,547

Total liabilities and shareholders’ equity	$606,260	$563,206

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

(in thousands, except per share data)	September 30, 2013	September 30, 2012
Interest income
Interest and fees on loans	$6,481	$6,431
Interest on securities	350	320
Interest on federal funds sold and deposits in other banks	63	62

Total interest income	6,894	6,813

Interest expense
Interest on deposits	510	683
Interest on time certificates of $100,000 and over	226	209
Interest on federal funds purchased and borrowed funds	96	93

Total interest expense	832	985

Net interest income	6,062	5,828
Provision for loan and lease losses	497	476

Net interest income after provision for loan and lease losses	5,565	5,352

Noninterest income
Service charges on deposit accounts	113	81
Net loss on sale and write-down of other real estate owned	(4)	(148)
Gain on sales of securities	—	1
Increase in cash surrender value of bank owned life insurance	83	—
Other	153	52

Total noninterest income	345	(14)

Noninterest expense
Compensation and benefits	2,800	2,581
Occupancy	378	355
FDIC insurance	96	58
Bank franchise taxes	188	160
Technology	400	385
Communications	65	68
Insurance	74	73
Professional fees	283	325
Other real estate owned	2	8
Amortization of intangible assets	91	91
Other	382	281

Total noninterest expense	4,759	4,385

Income before income tax	1,151	953
Income tax expense (benefit)	403	(4,950)

Net income	748	5,903

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$727	$5,882

Earnings per common share (basic and diluted):	$0.07	$0.56

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

(in thousands, except per share data)	September 30, 2013	September 30, 2012
Interest income
Interest and fees on loans	$18,099	$18,127
Interest on securities	870	1,151
Interest on federal funds sold and deposits in other banks	217	205

Total interest income	19,186	19,483

Interest expense
Interest on deposits	1,625	2,019
Interest on time certificates of $100,000 and over	715	715
Interest on federal funds purchased and borrowed funds	282	279

Total interest expense	2,622	3,013

Net interest income	16,564	16,470
Provision for loan and lease losses	913	1,383

Net interest income after provision for loan and lease losses	15,651	15,087

Noninterest income
Service charges on deposit accounts	312	213
Net gain (loss) on sale and write-down of other real estate owned and other collateral	342	(19)
Gain on sales of securities	291	220
Increase in cash surrender value of bank owned life insurance	106	—
Other	329	182

Total noninterest income	1,380	596

Noninterest expense
Compensation and benefits	8,548	8,095
Occupancy	1,112	1,091
FDIC insurance	304	239
Bank franchise taxes	601	454
Technology	1,220	1,190
Communications	186	207
Insurance	222	221
Professional fees	792	834
Other real estate owned	4	10
Amortization of intangible assets	273	274
Other	1,126	971

Total noninterest expense	14,388	13,586

Income before income tax	2,643	2,097
Income tax expense (benefit)	925	(4,950)

Net income	1,718	7,047

Preferred stock dividend	(63)	(68)

Net income available to common shareholders	$1,655	$6,979

Earnings per common share (basic and diluted):	$0.16	$0.67

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	For the Three Months Ended September 30,
(in thousands)	2013	2012
Net income	$748	$5,903
Other comprehensive (loss) income, before taxes:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the year	(267)	321
Reclassification adjustment for gains included in net income	—	(1)

Unrealized (loss) gain on available-for-sale securities	(267)	320

Unrealized loss on derivative:
Unrealized loss arising during the year	(93)	(146)
Reclassification adjustment for losses included in net income	36	26

Unrealized loss on derivative	(57)	(120)

Other comprehensive (loss) income, before taxes	(324)	200

Income tax benefit (expense) related to other comprehensive income	110	(587)

Comprehensive income	$534	$5,516

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Net income	$1,718	$7,047
Other comprehensive (loss) income, before taxes:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the year	(2,763)	793
Reclassification adjustment for gains included in net income	(291)	(220)

Unrealized (loss) gain on available-for-sale securities	(3,054)	573

Unrealized gain (loss) on derivative:
Unrealized gain (loss) arising during the year	99	(379)
Reclassification adjustment for losses included in net income	102	70

Unrealized gain (loss) on derivative	201	(309)

Other comprehensive (loss) income, before taxes	(2,853)	264

Income tax benefit (expense) related to other comprehensive income	970	(587)

Comprehensive (loss) income	$(165)	$6,724

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

(in thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$1,718	$7,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	913	1,383
Depreciation and amortization	905	982
Net amortization of securities	509	543
Accretion of acquisition accounting adjustments	(2,143)	(2,658)
Deferred tax expense (benefit)	710	(4,950)
Gain on sales of securities	(291)	(220)
Share-based compensation expense	481	212
Net (gain) loss on sale and write-down of other real estate owned and other collateral	(342)	19
Increase in cash surrender value of bank owned life insurance	(106)	—
Change in operating assets and liabilities:
Originations of loans held for sale	(444,066)	(504,469)
Proceeds from sales of loans held for sale	490,685	429,837
Accrued interest receivable	144	(110)
Other assets	44	795
Accrued interest payable	(5)	(61)
Other liabilities	338	225

Net cash provided by (used in) operating activities	49,494	(71,425)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	23,799	20,595
Purchases of securities	(41,968)	(14,454)
Net increase in loans held for investment	(51,975)	(13,292)
Net proceeds from sale of other real estate owned and other collateral	217	469
Purchases of bank owned life insurance	(9,500)	—
Net purchase of premises and equipment	(351)	(286)
Sale of FRB and FHLB stock	33	333

Net cash used in investing activities	(79,745)	(6,635)

Cash flows from financing activities
Net increase in demand and savings deposits	16,145	86,210
Net increase (decrease) in time deposits	26,445	(13,073)
Repurchase of common stock	(100)	—
Preferred stock dividend	(63)	(68)

Net cash provided by financing activities	42,427	73,069

Net increase (decrease) in cash and cash equivalents	12,176	(4,991)
Cash and cash equivalents
Beginning of period	12,363	55,795

End of period	$24,539	$50,804

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$2,626	$3,073

Income taxes	$235	$—

Transfer of loans to foreclosed assets	$143	$459

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of September 30, 2013, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at September 30, 2013 and December 31, 2012, the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012, and the statements of cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts reported in prior periods’ financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net income.

All dollar amounts included in the tables in these notes are in thousands, except per share data.

Note 3. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to September 30, 2013 and December 31, 2012 was $4.0 million and $3.1 million, respectively.

Note 4. Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	September 30, 2013
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$47,577	$445	$(661)	$47,361
- Variable rate	5,305	115	(60)	5,360
Municipals
- Taxable	9,826	—	(755)	9,071
- Tax exempt	1,638	—	(75)	1,563
Collateralized mortgage obligations	9,475	71	(452)	9,094

Total securities available for sale	$73,821	$631	$(2,003)	$72,449

	December 31, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$42,804	$1,436	$—	$44,240
- Variable rate	2,038	143	—	2,181
Municipals	1,050	—	(50)	1,000
Collateralized mortgage obligations	9,977	158	(5)	10,130

Total securities available for sale	$55,869	$1,737	$(55)	$57,551

As of September 30, 2013 and December 31, 2012, the company had securities with a fair value of $6.7 million and $6.4 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of available-for-sale securities by contractual maturity as of the date stated:

	September 30, 2013
	Book Value	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	35,025	34,526
Due after ten years	38,796	37,923

Total securities available for sale	$73,821	$72,449

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	September 30, 2013
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	10	$29,401	$(661)	$—	$—	$29,401	$(661)
- Variable rate	1	3,389	(60)	—	—	3,389	(60)
Municipals
- Taxable	5	9,071	(755)	—	—	9,071	(755)
- Tax exempt	1	1,563	(75)	—	—	1,563	(75)
Collateralized mortgage obligations	3	6,708	(452)	—	—	6,708	(452)

Total securities	20	$50,132	$(2,003)	$—	$—	$50,132	$(2,003)

	December 31, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipals	1	$1,000	$(50)	$—	$—	$1,000	$(50)
Collateralized mortgage obligations	1	3,288	(5)	—	—	3,288	(5)

Total securities	2	$4,288	$(55)	$—	$—	$4,288	$(55)

All securities held as of September 30, 2013 were investment grade. The unrealized loss positions at September 30, 2013 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at September 30, 2013, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at September 30, 2013; therefore, no impairment has been recognized.

Note 5. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans held for investment as of the dates stated:

	September 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$216,205	49.44%	$203,880	53.11%
Commercial real estate	173,834	39.74%	150,796	39.28%
Residential real estate	23,623	5.40%	24,291	6.33%
Consumer	2,763	0.63%	4,914	1.28%
Guaranteed student loans	20,973	4.79%	—	0.00%

Loans held for investment	$437,398	100.00%	$383,881	100.00%
Allowance for loan and lease losses	(5,129)		(4,875)

Loans held for investment, net of allowance	432,269		379,006
Loans held for sale	34,247		80,867

Total loans	$466,516		$459,873

Loans held for investment, excluding guaranteed student loans, included unearned fees, net of capitalized origination costs, of $131 thousand and $245 thousand, as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, $195.0 million of loans held for investment were pledged as collateral for borrowing capacity.

During the third quarter of 2013, the Bank purchased guaranteed student loans, which were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which agency guarantors holding previously defaulted loans offer borrowers the one-time opportunity to bring their loans current. Once rehabilitated, these loans are sold to approved lenders.

As of September 30, 2013, the Bank had $21 million of guaranteed student loans recorded as loans held for investment on its consolidated balance sheet. This balance includes premium and acquisition costs of $519 thousand and $401 thousand, respectively, which are amortized into interest income on the effective interest method. These loans carry an approximate 98% federal government guarantee of principal and accrued interest.

Loans Held for Sale

In the first quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the “participating bank”), whereby pursuant to the sub-participation agreement, the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Typically, the Bank, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators retaining the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. The decline in the company’s loans held for sale from December 31, 2012 to September 30, 2013 is due primarily to a decline in mortgage refinancing activity nationwide.

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

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$209,816	$1,651	$4,738	$—	$216,205
Commercial real estate	166,033	2,622	5,179	—	173,834
Residential real estate	22,652	133	838	—	23,623
Consumer	2,382	—	367	—	2,749
Overdrafts	14	—	—	—	14
Guaranteed student loans	20,973	—	—	—	20,973

Total loans	$421,870	$4,406	$11,122	$—	$437,398

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$196,004	$4,813	$3,063	$—	$203,880
Commercial real estate	139,206	6,407	5,183	—	150,796
Residential real estate	23,282	87	922	—	24,291
Consumer	4,466	154	266	—	4,886
Overdrafts	28	—	—	—	28

Total loans	$362,986	$11,461	$9,434	$—	$383,881

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

The allowance for loan and lease losses is determined based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans as are originated by the company. In evaluating the loan portfolio, qualitative factors, such as general economic conditions, nationally and in the company’s target markets, are considered, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations and comprehensive (loss) income. Loans or portions of loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

The company’s allowance for loan and lease losses related to guaranteed student loans is computed on the portion of carrying value that is not subject to federal guarantee.

The following tables present the allowance for loan and lease loss activity, by loan category, for the dates stated:

	Three Months Ended September 30,
	2013	2012
Balance at beginning of period	$4,882	$4,323
Charge-offs:
Commercial and industrial	50	51
Commercial real estate	136	119
Residential real estate	14	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	4	1

Total charge-offs	204	171

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	3
Guaranteed student loans	—	—
Overdrafts	—	—

Total recoveries	—	3

Net charge-offs	204	168

Provision for loan and lease losses	497	476
Amount for unfunded commitments	(46)	27

Balance at end of period	$5,129	$4,658

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$4,875	$4,280
Charge-offs:
Commercial and industrial	51	51
Commercial real estate	506	900
Residential real estate	39	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	6	8

Total charge-offs	602	959

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	19
Residential real estate	—	—
Consumer	—	3
Guaranteed student loans	—	—
Overdrafts	1	2

Total recoveries	1	24

Net charge-offs	601	935

Provision for loan and lease losses	913	1,383
Amount for unfunded commitments	(58)	(70)

Balance at end of period	$5,129	$4,658

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	September 30, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$2,151	$336	$1,815
Commercial real estate	2,711	605	2,106
Residential real estate	239	22	217
Consumer	12	—	12
Guaranteed student loans	16	—	16

Total allowance for loan and lease losses	$5,129	$963	$4,166

Loan balances applicable to:
Commercial and industrial	$216,205	$3,583	$212,622
Commercial real estate	173,834	7,020	166,814
Residential real estate	23,623	898	22,725
Consumer	2,763	9	2,754
Guaranteed student loans	20,973	—	20,973

Total loans	$437,398	$11,510	$425,888

	December 31, 2012
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment

Allowance for loan losses applicable to:
Commercial and industrial	$1,523	$296	$1,227
Commercial real estate	3,086	782	2,304
Residential real estate	245	32	213
Consumer	21	16	5

Total allowance for loan and lease losses	$4,875	$1,126	$3,749

Loan balances applicable to:
Commercial and industrial	$203,880	$3,803	$200,077
Commercial real estate	150,796	8,590	142,206
Residential real estate	24,291	560	23,731
Consumer	4,914	72	4,842

Total loans	$383,881	$13,025	$370,856

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,503	$2,481	$—	$1,545	$20
Commercial real estate	2,497	3,827	—	2,904	19
Residential real estate	445	476	—	478	5
Consumer	9	9	—	10	1
With an allowance recorded:
Commercial and industrial	2,080	2,160	336	2,149	35
Commercial real estate	4,523	5,123	605	4,939	215
Residential real estate	453	462	22	461	14
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$11,510	$14,538	$963	$12,486	$309

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,202	$2,220	$—	$1,178	$48
Commercial real estate	2,897	5,029	—	3,724	115
Residential real estate	120	140	—	121	11
Consumer	2	12	—	4	1
With an allowance recorded:
Commercial and industrial	2,601	2,680	296	2,665	116
Commercial real estate	5,693	6,663	782	5,613	343
Residential real estate	440	457	32	278	8
Consumer	70	60	16	77	5

Total loans individually evaluated for impairment	$13,025	$17,261	$1,126	$13,660	$647

Acquired loans pursuant to a business combination are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan and lease losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a straight-line basis or based on the underlying principal payments on the loan. Any change in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan and lease losses.

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

As of July 29, 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million related to $40.2 million of purchased credit-impaired loans. The remaining fair value adjustment on the purchased credit-impaired loans, as of September 30, 2013, was $3.7 million. The carrying value, as of September 30, 2013, of purchased impaired loans was approximately $12.7 million, which is net of any impairment charges recorded subsequent to acquisition.

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of September 30, 2013 and December 31, 2012, the company had $1.4 million and $1.2 million, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

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

During the third quarter of 2013, the company recorded a net impairment charge of $82 thousand due to deterioration in the timing and/or amount of cash flows of certain loans since the prior measurement date. This impairment amount is reported as a provision for loan and lease losses in the consolidated statements of operations and comprehensive (loss) income, and a component of the allowance for loan and lease losses. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed.

The following table presents the accretion activity related to acquired loans as of the dates stated:

	September 30, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(2,143)	(3,335)
Disposals (2)	(753)	(2,539)

Balance at end of period	$5,237	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $18 thousand relates to loans reclassified as other real estate owned.

The following table presents the age analysis of loans past due as of the dates stated:

	September 30, 2013
	30-89 days Past Due	90+ days Past Due	Total Past Due

Commercial and industrial	$1,168	$781	$1,949
Commercial real estate	107	1,149	1,256
Residential real estate	121	386	507
Consumer	4	—	4
Guaranteed student loans	—	—	—

Total	$1,400	$2,316	$3,716

	December 31, 2012
	30-89 days Past Due	90+ days Past Due	Total Past Due

Commercial and industrial	$1,592	$1,657	$3,249
Commercial real estate	1,762	2,256	4,018
Residential real estate	—	74	74
Consumer	3	—	3

Total	$3,357	$3,987	$7,344

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2013, there were no loans past due 90 days or greater for which interest was accruing.

	September 30, 2013	December 31, 2012
Commercial and industrial	$1,957	$1,847
Commercial real estate	1,546	3,148
Residential real estate	549	74
Consumer	—	—

Total nonaccrual loans	$4,052	$5,069
Other real estate owned	400	276

Total nonperforming assets	$4,452	$5,345

In accordance with Accounting Standards Update (“ASU”) No. 2011-02, “Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” the company assesses all restructurings for potential identification as troubled debt restructurings (“TDR”). A modification of a loan’s terms constitutes a TDR, if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	September 30, 2013	December 31, 2012
Performing:
Commercial and industrial	$380	$—
Commercial real estate	—	—
Residential real estate	—	123
Consumer	—	—

Total performing TDRs	$380	$123

Nonperforming:
Commercial and industrial	$1,396	$1,439
Commercial real estate	355	411
Residential real estate	120	—
Consumer	—	—

Total nonperforming TDRs	$1,871	$1,850

Total TDRs	$2,251	$1,973

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	September 30, 2013
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	4	$995	$781	$1,776
Commercial real estate	8	337	18	355
Residential real estate	1	—	120	120
Consumer	—	—	—	—

Total TDRs	13	$1,332	$919	$2,251

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2012
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	3	$657	$782	$1,439
Commercial real estate	7	411	—	411
Residential real estate	1	—	123	123
Consumer	—	—	—	—

Total TDRs	11	$1,068	$905	$1,973

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

During the three months ended September 30, 2013, the company identified one loan as a TDR, which totaled $380 thousand and is included in the tables above. During the nine months ended September 30, 2013, the company identified two loans as TDRs, which totaled $397 thousand and are included in the tables above. During the three months ended September 30, 2013, one loan totaling $120 thousand has not complied with the terms of the restructuring. During the nine months ended September 30, 2013, eight loans totaling $457 thousand have not complied with the terms of the restructuring. Seven of the eight noncompliant loans are related to a single borrower.

Note 6. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets as of the dates stated:

	September 30, 2013	December 31, 2012
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(983)	(710)

Net core deposit intangibles	2,727	3,000

Unamortizable goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$15,716	$15,989

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2013	$92
2014	365
2015	365
2016	365
2017	365
Thereafter	1,175

Total	$2,727

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	September 30, 2013	December 31, 2012
Noninterest-bearing demand deposits	$103,063	$74,539
Interest-bearing:
Demand and money market	230,116	242,987
Savings deposits	4,561	4,069
Time deposits of $100,000 or more	101,379	72,870
Other time deposits	56,702	58,766

Total deposits	$495,821	$453,231

Note 8. Derivatives

Cash Flow Hedges

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. The company is a party to two interest rate swap agreements. Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without exchange of the underlying notional amount of $20 million. Pursuant to the other agreement, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning at a specified future date without exchange of the underlying notional amount of $7.5 million. As of September 30, 2013, the company’s two interest rate swaps were designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three- and nine-month periods ended September 30, 2013, the ineffective portion was insignificant. The amount reported in AOCI as of September 30, 2013 was a loss of $54 thousand, net of a tax benefit of $28 thousand. As of September 30, 2013, an asset of $102 thousand was recorded in other assets and a liability of $202 thousand was recorded in other liabilities on the consolidated balance sheet related to these derivatives. Additionally, the company has minimum collateral requirements with its counterparty, and as of September 30, 2013, $250 thousand has been pledged as collateral under the agreements, as the valuation of one of the derivatives has surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of September 30, 2013, $222 thousand was recorded in other assets and $223 thousand was recorded in other liabilities related to non-designated hedges. For the three-month periods ended September 30, 2013 and 2012, $98 thousand of income and $1 thousand of expense, respectively, were recognized in net income related to non-designated hedges. For the nine-month periods ended September 30, 2013 and 2012, $145 thousand and $22 thousand, respectively, were recognized in net income related to non-designated hedges.

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

Note 10. Income Taxes

Net deferred tax assets as of September 30, 2013 and December 31, 2012 were $4.4 million and $4.1 million, respectively. For the period ended September 30, 2012, the company had a valuation allowance on the full amount of its net deferred tax asset. As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. Based on the weight of available evidence as of September 30, 2012, the company believed it is more likely than not that its net deferred tax asset will be utilized in future periods; therefore, at September 30, 2012, the company reversed the full valuation allowance.

Note 11. Earnings per Common Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated:

	Three Months Ended September 30,
	2013	2012
Net income	$748	$5,903
Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$727	$5,882

Weighted average shares outstanding, basic (1)	10,499	10,447
Dilutive shares	69	1

Weighted average shares outstanding, diluted	10,568	10,448

Earnings per common share, basic	$0.07	$0.56

Earnings per common share, diluted	$0.07	$0.56

(1)	Includes vested restricted stock units

	Nine Months Ended September 30,
	2013	2012
Net income	$1,718	$7,047
Preferred stock dividend	(63)	(68)

Net income available to common shareholders	$1,655	$6,979

Weighted average shares outstanding, basic (1)	10,495	10,447
Dilutive shares	40	1

Weighted average shares outstanding, diluted	10,535	10,448

Earnings per common share, basic	$0.16	$0.67

Earnings per common share, diluted	$0.16	$0.67

(1)	Includes vested restricted stock units

Note 12. Share Repurchase Program

On July 31, 2013, the company announced that its board of directors authorized a share repurchase program permitting the company to repurchase in the open market or otherwise up to 210,000, or approximately 2%, of shares of the company’s then outstanding common stock. The authorization has no time limit. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time.

The company repurchased the following shares of common stock pursuant to the repurchase program for the periods stated:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Shares of common stock repurchased	17	17
Price paid for common stock repurchased	$100	$100
Average price paid per common share	$5.92	$5.92

The repurchases were made using cash resources and occurred in the open market.

Note 13. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, as part of the Small Business Lending Fund (“SBLF”) of the U.S. Department of Treasury (“U.S. Treasury”), the company issued and sold 8,381 shares of non-cumulative perpetual preferred stock to the Secretary of the U.S. Treasury (the “SBLF Preferred Stock”) for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) by the Bank. For the three and nine months ended September 30, 2013, the company’s dividend was $21 thousand and $63 thousand, respectively, representing an effective dividend rate of 1% for both periods.

Note 14. Commitment and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	September 30, 2013	December 31, 2012
Commercial lines of credit	$76,661	$57,681
Commercial real estate	26,903	28,566
Residential real estate	7,861	7,130
Consumer	1,068	710
Letters of credit	4,582	2,308
Loans held for sale	4,733	25,133

Total commitments	$121,808	$121,528

Note 15. Fair Value Measurements

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

Securities available for sale:

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other real estate owned:

Other real estate owned is measured at the asset’s fair value less costs for disposal. The company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals. Other real estate owned is classified as a nonrecurring Level 3 valuation.

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2013, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013 and 2012, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of September 30, 2013 Using
	September 30, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$47,361	$—	$47,361	$—
- Variable rate	5,360	—	5,360	—
Municipals
- Taxable	9,071	—	9,071	—
- Tax exempt	1,563	—	1,563	—
Collateralized mortgage obligations	9,094	—	9,094	—
Cash flow hedge - asset	102	—	102	—
Cash flow hedge - liability	(202)	—	(202)	—
Interest rate derivative - asset	222	—	222	—
Interest rate derivative - liability	(223)	—	(223)	—
Assets measured on a nonrecurring basis:
Impaired loans	11,510	—	—	11,510
Other real estate owned	400	—	—	400

		Fair Value Measurements as of December 31, 2012 Using
	December 31, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$44,240	$—	$44,240	$—
- Variable rate	2,181	—	2,181	—
Municipals	1,000	—	1,000	—
Collateralized mortgage obligations	10,130	—	10,130	—
Cash flow hedge	(283)	—	(283)	—
Interest rate derivative - asset	124	—	124	—
Interest rate derivative - liability	(140)	—	(140)	—
Assets measured on a nonrecurring basis:
Impaired loans	13,148	—	—	13,148
Other real estate owned	276	—	—	276

The following table presents the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	September 30, 2013		Fair Value Measurements as of September 30, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$23,604	$23,604	$23,604	$—	$—
Federal funds sold	935	935	—	935	—
Securities available for sale	72,449	72,449	—	72,449	—
Loans held for sale	34,247	34,247	—	34,247	—
Loans held for investment, net	432,269	430,753	—	—	430,753
Cash flow hedge	102	102	—	102	—
Interest rate derivative	222	222	—	222	—
Accrued interest receivable	1,462	1,462	—	1,462	—
Financial liabilities:
Cash flow hedge	$202	$202	$—	$202	$—
Interest rate derivative	223	223	—	223	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	495,821	495,771	—	495,771	—
Accrued interest payable	227	227	—	227	—

	December 31, 2012		Fair Value Measurements as of December 31, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$9,457	$9,457	$9,457	$—	$—
Federal funds sold	2,906	2,906	—	2,906	—
Securities available for sale	57,551	57,551	—	57,551	—
Loans held for sale	80,867	80,867	—	80,867	—
Loans held for investment, net	379,006	380,322	—	—	380,322
Interest rate derivative	124	124	—	124	—
Accrued interest receivable	1,606	1,606	—	1,606	—
Financial liabilities:
Cash flow hedge	$283	$283	$—	$283	$—
Interest rate derivative	140	140	—	140	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	453,231	453,813	—	453,813	—
Accrued interest payable	232	232	—	232	—

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

Note 16. Subsequent Events

Subsequent to September 30, 2013, the Bank purchased additional guaranteed student loans in the amount of approximately $48 million. The purchased loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education and were also part of the FRLP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). The data presented as of September 30, 2013 and for the three- and nine-month periods ended September 30, 2013 and 2012 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2012 is derived from our audited financial statements as of and for the year ended December 31, 2012, which is included in the 2012 Form 10-K.

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

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches now operate under the name Xenith Bank. As of September 30, 2013, we had total assets of $606.3 million, total loans, net of our allowance for loan and lease losses, of $466.5 million, total deposits of $495.8 million and shareholders’ equity of $87.7 million.

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

During the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”) by entering into a sub-participation agreement with the participating bank. The participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of September 30, 2013 and December 31, 2012, we had $34.2 million and $80.9 million, respectively, in loans held for sale. The recent decline in mortgage refinancing activity nationwide has had a significant impact on our outstanding loan balances pursuant to the warehouse lending program. Based on current trends, we expect the decline in these loan balances to continue in the fourth quarter of 2013 to a level that is not significant to the Bank.

In the third quarter of 2013, we began purchasing rehabilitated student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. As of September 30, 2013, we had purchased one guaranteed student loan portfolio that carries a federal government guarantee of the principal and accrued interest of nearly 98%. Commensurate with the purchase of the guaranteed student loans, we entered into an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of these loans. As of September 30, 2013, guaranteed student loans were $21.0 million, which are classified as loans held for investment in our consolidated balance sheet. Subsequent to September 30, 2013, we purchased additional guaranteed student loans in the amount of approximately $48 million. These loans are also substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education and were also part of the FRLP.

Also in the third quarter of 2013, the company announced its board of directors had approved a share repurchase program, under which the company may repurchase in the open market or otherwise up to 210,000 shares of its outstanding common stock, or approximately 2% of its then outstanding shares. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. For the three and nine months ended September 30, 2013, the company purchased 16,850 shares of its common stock at an average price of $5.92. For additional information regarding shares repurchased in the third quarter, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains on the sale of securities and other assets, and other miscellaneous income. Deposits, Federal Home Loan Bank (“FHLB”) borrowed funds and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”), and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following table presents selected financial performance measures, for the dates stated:

	Three Months Ended September 30,
	2013	2012
Net interest margin (1)	4.38%	4.54%
Return on average assets (2)	0.50%	4.38%
Return on average common equity (3)	3.78%	31.86%
Efficiency ratio (4)	74%	75%

	Nine Months Ended September 30,
	2013	2012
Net interest margin (1)	4.04%	4.58%
Return on average assets (2)	0.39%	1.86%
Return on average common equity (3)	2.88%	12.86%
Efficiency ratio (4)	80%	80%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

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

Industry Conditions

The economy showed signs of improvement in the third quarter of 2013, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for September 2013 was reported at 7.2%, a decline from 7.8% in December 2012. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the August 2013 unemployment rate was 7.4%, above the national unemployment rate of 7.3% in this period, but improved from 7.5% in the early months of 2013. More specifically, the unemployment rate in Virginia in August 2013 was 5.8%, based on data published by the Fifth District. Additionally as published by the Fifth District, in the last year, all industry sectors in the Fifth District grew except for government, which showed only modest declines.

The Federal Open Market Committee (the “FOMC”) stated in a September 18, 2013 release that economic activity has been expanding at a moderate pace, and although labor market conditions have shown some improvement, the unemployment rate remains elevated. The FOMC stated the housing sector continued to strengthen further and business and household spending advanced.

The FOMC stated it will continue its asset purchase program until the outlook for the labor market or inflation changes, with the pace of the asset purchase program based on the efficacy and cost of the program, in addition to the extent of progress toward economic objectives. The FOMC stated it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time. In particular, the FOMC stated its goal “to keep the target range for the federal funds rate at 0 to  1⁄4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6- 1⁄2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.”

Low interest rates and intense competition, due to limited business investment, in addition to other factors, have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We anticipate intense competition in our markets until the economy shows stronger signs of improvement.

Outlook

We believe we are well positioned to take advantage of competitive opportunities. We believe we will benefit from (1) our team of skilled bankers, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team and board of directors. We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2013, net income was $748 thousand compared to net income of $5.9 million for the three months ended September 30, 2012. Net income before income tax expense/benefit was $1.2 million for the three months ended September 30, 2013 compared to $953 thousand for the same period in 2012. For the nine months ended September 30, 2013, net income was $1.7 million compared to net income of $7.0 million for the nine months ended September 30, 2012. Income before tax expense/benefit was $2.6 million for the nine-month period ended September 30, 2013 compared to $2.1 million for the same period in 2012. Net income in both the three- and nine-month periods ended September 30, 2012 included an income tax benefit of $5.0 million resulting from the reversal of the valuation allowance against our net deferred tax asset.

The following table presents our net income and earnings per common share information for the periods stated:

	Three Months Ended September 30,
	2013	2012
Net income	$748	$5,903

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$727	$5,882

Earnings per common share, basic and diluted	$0.07	$0.56

	Nine Months Ended September 30,
	2013	2012
Net income	$1,718	$7,047

Preferred stock dividend	(63)	(68)

Net income available to common shareholders	$1,655	$6,979

Earnings per common share, basic and diluted	$0.16	$0.67

Net Interest Income

For the three months ended September 30, 2013, net interest income was $6.1 million compared to $5.8 million for the three months ended September 30, 2012. Greater net interest income in the 2013 period was primarily due to higher average balances of investments and loans held for investment, partially offset by lower yields on investments and loans and lower costs of deposits. As presented in the table below, our net interest margin for the three-month period ended September 30, 2013 was 4.38%, a 16 basis point decrease from 4.54% for the same period in 2012. Lower yields on guaranteed student loans, reported as loans held for investment, had a minimal impact on loan yields in the third quarter as these loans were purchased late in the quarter.

Average interest-earning assets increased $41.1 million, while related interest income increased $85 thousand, for the three-month period ended September 30, 2013 compared to the same period in 2012. Average interest-bearing liabilities increased $27.2 million, and related interest expense decreased $153 thousand, for the three-month period ended September 30, 2013 compared to the same period in 2012. Yields on interest-earning assets decreased 33 basis points to 4.98%, and costs of interest-bearing liabilities decreased 22 basis points to 0.81%, when comparing the three-month period ended September 30, 2013 to the same period in 2012. Average interest-earning assets as a percentage of total assets were 92.8% for the three-month period ended September 30, 2013, a decline from 95.1% for the same period in 2012. The decrease in the percentage of interest-earning assets to total assets in the 2013 period was primarily due to our investment in bank owned life insurance (“BOLI”) in the second quarter of 2013.

For the nine months ended September 30, 2013, net interest income was $16.6 million compared to $16.5 million for the nine months ended September 30, 2012. Slightly greater net interest income was primarily due to lower costs of interest-bearing deposits. The impact of higher loan balances on net interest income was offset by lower yields on investment and loan balances. As presented in the table below, net interest margin for the nine months ended September 30, 2013 was 4.04%, a 54 basis point decrease from 4.58% for the same period in 2012. Also in the nine-month period ended September 30, 2013, lower accretion on loans held for investment affected yields and net interest margin, as further discussed below.

Average interest-earning assets increased $67.5 million, while related interest income decreased $293 thousand, for the nine-month period ended September 30, 2013 compared to the same period in 2012. Average interest-bearing liabilities increased $45.4 million, and related interest expense decreased $391 thousand, for the nine-month period ended September 30, 2013 compared to the same period in 2012. Yields on interest-earning assets decreased 74 basis points to 4.67%, and costs of interest-bearing liabilities decreased 25 basis points to 0.86%, when comparing the nine-month period ended September 30, 2013 to the same period in 2012. Average interest-earning assets as a percentage of total assets was 94.1% for the nine-month period ended September 30, 2013 compared to 94.8% for the same period in 2012, also affected by our investment in BOLI.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion was $1.1 million for the three months ended September 30, 2013 and 2012. For the nine-month periods ended September 30, 2013 and September 30, 2012, loan discount accretion was $2.1 million and $2.7 million, respectively. Accretion in the three and nine months ended September 30, 2013 includes approximately $826 thousand related to the resolution of two loans acquired in the VBB Acquisition.

The following table presents the impact of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended September 30,
	2013	2012
Net interest margin	4.38%	4.54%
Purchase accounting adjustments impact (1)	0.83%	0.82%
Net interest margin excluding the impact of purchase accounting adjustments	3.55%	3.72%

	Nine Months Ended September 30,
	2013	2012
Net interest margin	4.04%	4.58%
Purchase accounting adjustments impact (1)	0.53%	0.74%
Net interest margin excluding the impact of purchase accounting adjustments	3.51%	3.84%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans.

The following table provides an analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances. Tax-exempt income is reported on a taxable equivalent basis.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended September 30,
							2013 vs. 2012
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)		Increase	Change due to (2)
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$6,691	$2,297	0.22%	0.22%	$4	$1	$3	$1	$2
Interest-earning deposits	14,145	33,188	0.21%	0.17%	8	14	(6)	3	(9)
Investments	77,180	64,476	2.10%	2.28%	405	367	38	(30)	68
Loans held for sale	50,179	75,396	3.24%	3.47%	406	653	(247)	(41)	(206)
Loans held for investment, gross (3)	406,007	337,751	5.98%	6.84%	6,075	5,778	297	(780)	1,077

Total interest-earning assets	554,202	513,107	4.98%	5.31%	6,898	6,813	85	(847)	932

Allowance for loan and lease losses	(3,304)	(4,404)
Noninterest-earning assets:
Cash and due from banks	8,252	5,609
Premises and fixed assets	5,244	5,734
Other assets	33,082	19,498

Total noninterest-earning assets	46,579	30,841

Total assets	$597,476	$539,544

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$20,705	$12,920	0.28%	0.23%	$15	$7	$8	$2	$6
Savings and money market deposits	218,363	220,104	0.55%	0.80%	302	438	(136)	(132)	(4)
Time deposits	148,991	129,877	1.13%	1.38%	419	447	(28)	(88)	60
Federal funds purchased and borrowed funds	22,084	20,091	1.74%	1.85%	96	93	3	(6)	9

Total interest-bearing liabilities	410,143	382,991	0.81%	1.03%	832	985	(153)	(224)	71

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	97,452	71,739
Other liabilities	2,283	2,327

Total noninterest-bearing liabilities	99,735	74,067

Shareholders’ equity	87,598	82,485

Total liabilities and shareholders’ equity	$597,476	$539,544

Interest rate spread (4)			4.17%	4.28%

Net interest income (5)					$6,066	$5,828	$238	$(623)	$861

Net interest margin (6)			4.38%	4.54%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income on loans in 2013 and 2012 includes $1,144 thousand and $1,052 thousand, respectively, in accretion related to acquired loans.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Nine Months Ended September 30,
							2013 vs. 2012
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)		Increase	Change due to (2)
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$4,563	1,848	0.22%	0.11%	$8	$2	$6	$2	$4
Interest-earning deposits	29,726	36,830	0.28%	0.25%	61	68	(7)	7	(14)
Investments	67,192	68,937	2.03%	2.49%	1,022	1,287	(265)	(233)	(32)
Loans held for sale	59,610	41,824	3.27%	3.54%	1,463	1,112	351	(91)	442
Loans held for investment, gross (3)	386,284	330,453	5.74%	6.86%	16,636	17,014	(378)	(3,014)	2,636

Total interest-earning assets	547,375	479,891	4.67%	5.41%	19,190	19,483	(293)	(3,329)	3,036

Allowance for loan and lease losses	(4,452)	(4,267)
Noninterest-earning assets:
Cash and due from banks	6,195	4,931
Premises and fixed assets	5,353	5,888
Other assets	27,443	19,857

Total noninterest-earning assets	38,991	30,676

Total assets	$581,914	$506,301

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$16,840	12,465	0.26%	0.25%	$33	$23	$10	$1	$9
Savings and money market deposits	228,188	194,759	0.59%	0.85%	1,002	1,240	(238)	(430)	192
Time deposits	141,695	134,950	1.23%	1.45%	1,305	1,471	(166)	(235)	69
Federal funds purchased and borrowed funds	21,078	20,227	1.79%	1.84%	282	279	3	(8)	11

Total interest-bearing liabilities	407,801	362,400	0.86%	1.11%	2,622	3,013	(391)	(672)	281

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	83,954	60,211
Other liabilities	2,274	2,228

Total noninterest-bearing liabilities	86,228	62,439

Shareholders’ equity	87,885	81,462

Total liabilities and shareholders’ equity	$581,914	$506,301

Interest rate spread (4)			3.81%	4.30%

Net interest income (5)					$16,568	$16,470	$98	$(2,657)	$2,755

Net interest margin (6)			4.04%	4.58%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances.
(4)	Interest rate spread is the average yield on interest-earning assets less the average rate on interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income on loans in 2013 and 2012 includes $2,143 thousand and $2,658 thousand, respectively, in accretion related to acquired loans.

Provision for Loan and Lease Losses

For three months ended September 30, 2013, our provision for loan and lease losses was $497 thousand compared to $476 thousand for the same period of 2012. For the nine months ended September 30, 2013, provision expense was $913 thousand compared to $1.4 million for the same period of 2012. Lower provision in the nine-month period ended September 30, 2013 was primarily due to pay-downs or payoffs of loans with higher allowance needs compared to newer loans. In addition, in the nine-month period ended September 30, 2012, we recorded $598 thousand of impairment for acquired credit-impaired loans, whereas in the same 2013 period, we recorded $82 thousand of impairment related to these loans.

Noninterest Income

For the three months ended September 30, 2013, noninterest income was $345 thousand, a $359 thousand increase, compared to a loss of $14 thousand for the same period of 2012. For the nine months ended September 30, 2013, noninterest income was $1.4 million, a $784 thousand increase, compared to $596 thousand in the same period of 2012. Higher noninterest income in the 2013 periods was primarily due to higher service charges and fees on deposit accounts, including fees from treasury management services, earnings on BOLI, and income from derivative products. Additionally, noninterest income in the nine month period of 2013 includes a gain of $361 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition, while in the 2012 periods noninterest income included net losses on sales and write-downs of other real estate owned (“OREO”) of $19 thousand.

Noninterest Expense

For the three- and nine-month periods ended September 30, 2013, noninterest expense increased $374 thousand and $802 thousand, respectively, compared to the same periods in 2012. Higher noninterest expenses in both comparative periods were primarily due to higher compensation and benefit costs. Compensation and benefit costs in the 2013 periods reflect the addition of relationship managers. Additionally, bank franchise taxes, which are capital based, and FDIC insurance increased in both 2013 periods due to growth in our balance sheet. Other expenses were also greater in the three- and nine-month periods ended September 30, 2013, primarily due to compensation paid to our directors in the form of stock of $57 thousand and $209 thousand, respectively, for which costs in the comparable 2012 periods were $17 thousand and $49 thousand, respectively.

Income Taxes

For the three- and nine-month periods ended September 30, 2013, income tax expense was $403 thousand and $925 thousand, respectively, compared to an income tax benefit of $5.0 million in the same periods of 2012. The income tax benefit in the 2012 periods represents the reversal of a valuation allowance on our net deferred tax asset on September 30, 2012. As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. Based on the weight of available evidence as of September 30, 2012, we believed it is more likely than not that the net deferred tax asset will be utilized in future periods; therefore, at September 30, 2012, we reversed the full valuation allowance. Net deferred tax assets as of September 30, 2013 and December 31, 2012 were $4.4 million and $4.1 million, respectively.

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

	September 30, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$47,577	$47,361	4.10	1.94%
- Variable rate	5,305	5,360	5.72	1.44%
Municipals
- Taxable	9,826	9,071	9.48	2.70%
- Tax exempt (1)	1,638	1,563	8.37	2.95%
Collateralized mortgage obligations	9,475	9,094	2.78	1.89%

Total securities available for sale	$73,821	$72,449	4.83	2.02%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

	December 31, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$42,804	$44,240	2.59	2.16%
- Variable rate	2,038	2,181	11.20	3.21%
Municipals	1,050	1,000	9.25	2.80%
Collateralized mortgage obligations	9,977	10,130	2.84	1.85%

Total securities available for sale	$55,869	$57,551	3.08	2.16%

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	September 30, 2013
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$27,558	1.78%	$19,803	2.17%	$47,361	1.94%
- Variable rate	—	—	—	—	—	—	5,360	1.44%	5,360	1.44%
Municipals
- Taxable	—	—	—	—	5,405	2.63%	3,666	2.81%	9,071	2.70%
- Tax exempt (1)	—	—	—	—	1,563	2.95%	—	—	1,563	2.95%
Collateralized mortgage obligations	—	—	—	—	—	—	9,094	1.89%	9,094	1.89%

Total securities available for sale	$—	—	$—	—	$34,526	1.97%	$37,923	2.07%	$72,449	2.02%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	September 30, 2013
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$41,827	$41,819	47.7%
- Federal Home Loan Mortgage Corporation	10,032	9,891	11.4%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	September 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$216,205	49.44%	$203,880	53.11%
Commercial real estate	173,834	39.74%	150,796	39.28%
Residential real estate	23,623	5.40%	24,291	6.33%
Consumer	2,763	0.63%	4,914	1.28%
Guaranteed student loans	20,973	4.79%	—	0.00%

Loans held for investment	$437,398	100.00%	$383,881	100.00%
Allowance for loan and lease losses	(5,129)		(4,875)

Loans held for investment, net of allowance	432,269		379,006
Loans held for sale	34,247		80,867

Total loans	$466,516		$459,873

In the third quarter of 2013, the Bank purchased a portfolio of guaranteed student loans which carry a nearly 98% federal government guaranty as to principal and accrued interest.

Loans held for sale

In the first quarter of 2012, we began participating in a nationwide warehouse lending program with a commercial bank (the “participating bank”), whereby pursuant to the sub-participation agreement, the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of September 30, 2013, we had $34.2 million in loans held for sale, a decrease of $46.6 million from the balance at December 31, 2012, primarily reflecting lower mortgage refinancing activity nationwide. We expect the decline in balances pursuant to the warehouse loan program to continue in the fourth quarter of 2013 to a level that is not significant to the Bank.

Loans held for investment

The following tables provide the maturity analysis of our loans held for investment as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	September 30, 2013
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$91,703	$77,829	$6,117	$83,946	$31,874	$6,726	$38,600	$214,249
Commercial real estate (2)	51,593	92,757	3,317	96,074	20,172	4,448	24,620	172,287
Residential real estate (3)	8,374	3,847	4,278	8,125	5,843	734	6,577	23,076
Consumer	1,976	185	308	493	279	1	280	2,749
Guaranteed student loans	2	184	20,787	20,971	—	—	—	20,973
Overdrafts	14	—	—	—	—	—	—	14

Total loans	$153,662	$174,802	$34,807	$209,609	$58,168	$11,909	$70,077	$433,348

(1)	Excludes $1.2 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $1.4 million in nonaccrual fixed-rate loans and $174 thousand in nonaccrual variable-rate loans.
(3)	Excludes $120 thousand in nonaccrual fixed-rate loans and $428 thousand in nonaccrual variable-rate loans.

	December 31, 2012
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$94,697	$65,316	$1,313	$66,629	$35,305	$5,402	$40,707	$202,033
Commercial real estate (2)	58,309	62,117	9,988	72,105	16,443	791	17,234	147,648
Residential real estate (3)	8,515	5,740	3,473	9,213	5,736	753	6,489	24,217
Consumer	3,634	701	5	706	535	11	546	4,886
Overdrafts	28	—	—	—	—	—	—	28

Total loans	$165,183	$133,874	$14,779	$148,653	$58,019	$6,957	$64,976	$378,812

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.2 million in nonaccrual fixed-rate loans and $925 thousand in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans and $35 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 61.4% of our loan portfolio at September 30, 2013, and 68.0% at December 31, 2012. Commercial real estate (“CRE”) loans are secured by business and commercial properties. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets. Typically, our loan-to-value benchmark for these loans is at or below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

In evaluating our acquired guaranteed student loans, our allowance for loan and lease losses is based on the portion of carrying value in these loans that is not subject to federal guarantee.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans held for investment in each category to total loans as of the dates stated:

	September 30, 2013		December 31, 2012
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$2,151	49.44%	$1,523	53.11%
Commercial real estate	2,711	39.74%	3,086	39.28%
Residential real estate	239	5.40%	245	6.33%
Consumer	12	0.63%	21	1.28%
Guaranteed student loans	16	4.79%	—	0.00%

Total allowance for loan and lease losses	$5,129	100.00%	$4,875	100.00%

The following tables present the activity in the allowance for loan and lease losses for the dates stated:

	Three Months Ended September 30,
	2013	2012
Balance at beginning of period	$4,882	$4,323
Charge-offs:
Commercial and industrial	50	51
Commercial real estate	136	119
Residential real estate	14	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	4	1

Total charge-offs	204	171

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	3
Guaranteed student loans	—	—
Overdrafts	—	—

Total recoveries	—	3

Net charge-offs	204	168

Provision for loan and lease losses	497	476
Amount for unfunded commitments	(46)	27

Balance at end of period	$5,129	$4,658

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$4,875	$4,280
Charge-offs:
Commercial and industrial	51	51
Commercial real estate	506	900
Residential real estate	39	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	6	8

Total charge-offs	602	959

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	19
Residential real estate	—	—
Consumer	—	3
Guaranteed student loans	—	—
Overdrafts	1	2

Total recoveries	1	24

Net charge-offs	601	935

Provision for loan and lease losses	913	1,383
Amount for unfunded commitments	(58)	(70)

Balance at end of period	$5,129	$4,658

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

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference. As of September 30, 2013 and December 31, 2012, we had $1.4 million and $1.2 million, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

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

Our re-evaluation of expected cash flows in the third quarter of 2013 resulted in a net impairment charge of $82 thousand that is recorded in the provision for loan and lease losses in the consolidated statement of operations and in our allowance for loan and lease losses in our consolidated balance sheet.

The following table presents our accretion activity as of the dates stated:

	September 30, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(2,143)	(3,335)
Disposals (2)	(753)	(2,539)

Balance at end of period	$5,237	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $18 thousand relates to loans reclassified as other real estate owned.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2013, and December 31, 2012, there were no loans 90 days or greater past due with respect to principal and interest for which interest was accruing.

As of September 30, 2013 and December 31, 2012, we had $400 thousand in OREO consisting primarily of commercial properties and undeveloped land. OREO valuations are evaluated periodically, and any necessary reserve to carry the asset at its fair value is recorded as a charge to net income.

The following table presents our nonperforming assets and various performance ratios as of the dates stated:

	September 30, 2013	December 31, 2012
Nonaccrual loans	$4,052	$5,069
Other real estate owned	400	276

Total nonperforming assets	$4,452	$5,345

Nonperforming assets as a percentage of total loans held for investment	1.02%	1.39%
Nonperforming assets as a percentage of total assets	0.73%	0.95%
Net charge-offs as a percentage of average loans held for investment	0.15%	0.35%
Allowance for loan and lease losses as a percentage of total loans held for investment	1.17%	1.27%
Allowance for loan and lease losses to nonaccrual loans	126.59%	96.16%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of September 30, 2013 totaled $495.8 million compared to deposits of $453.2 million at December 31, 2012, an increase of $42.6 million, or 9%. Demand deposits, including money market accounts, as of September 30, 2013, increased $15.7 million, from balances at December 31, 2012, while time deposits increased $26.4 million. As of September 30, 2013 and December 31, 2012, $28.8 million and $28.5 million, respectively, of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”), Insured Cash Sweep accounts and brokered time deposits, which we collectively refer to as brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$83,954	—	$61,889	—
Interest-bearing deposits:
Demand and money market	240,558	0.57%	214,194	0.77%
Savings accounts	4,470	0.30%	3,811	0.40%
Time deposits $100,000 or greater (1)	84,307	1.13%	72,594	1.32%
Time deposits less than $100,000	57,388	1.37%	61,321	1.54%

Total interest-bearing deposits	386,723	0.81%	351,920	1.02%

Total average deposits	$470,677	0.66%	$413,809	0.86%

(1)	Rate in the 2013 period reflects an adjustment related to prior periods which increased the rate by approximately 0.08%.

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of September 30, 2013:

	Within 3 Months (1)	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$11,042	$5,682	$35,984	$48,672	$101,380	20.45%

(1)	Includes CDARS deposits of $4.7 million.

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings for each of the periods stated:

	September 30, 2013				December 31, 2012
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Year-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$330	0.57%	$—	$—	$134	0.76%
Other borrowings	—	5,000	1,004	0.30%	—	—	42	0.44%

Total short-term borrowings	$—	$5,000	$1,334	0.37%	$—	$—	$176	0.69%

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

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. During the second quarter of 2013, we entered into a forward-starting swap whereby we pay fixed amounts and receive variable payments on the underlying notional amount of a borrowing beginning at a future date. The derivatives are designated as cash flow hedges, whereby the effective portion of the hedges is recorded in accumulated other comprehensive (loss) income. The amount reported in accumulated other comprehensive (loss) income as of September 30, 2013, related to these derivatives was an unrealized loss of $54 thousand, net of a tax benefit of $28 thousand. As of September 30, 2013, the ineffective portion of the derivatives was insignificant.

We have agreements with the counterparty to our derivatives that contain a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including a default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of September 30, 2013, $250 thousand had been pledged as collateral under the agreements, as the valuation of one of the derivatives had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreements at termination value.

For the nine-month period ended September 30, 2013, our effective interest rate on the $20 million FHLB borrowing, including the effect of the modification fee and cash flow hedge, was 1.84%. As of September 30, 2013, an asset of $102 thousand was recorded in other assets, and a hedge liability of $202 thousand was recorded in other liabilities on our consolidated balance sheet related to these derivatives.

LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period ended September 30, 2013, cash and cash equivalents increased $12.2 million compared to a decrease of $5.0 million in the same period in 2012. Net cash provided by operating activities increased $120.9 million to $49.5 million for the nine-month period ended September 30, 2013, compared to net cash used in operating activities of $71.4 million for the same period in 2012. The increase in net cash provided by operating activities in the 2013 period was primarily due to proceeds from loans held for sale, as we funded fewer loans than we sold in the 2013 period, whereas in the 2012 period, we funded more loans than we sold. In the 2012 period, we began participating in the warehouse lending program, so outstanding balances grew; however, activity in this program has declined in 2013. Net cash used in investing activities was $79.7 million for the nine-month period ended September 30, 2013 compared to $6.6 million for the same period in 2012. Cash used in investing activities in the 2013 period reflects net purchases of securities of $18.2 million, an increase in loans held for investment of $52.0 million, and the purchase of BOLI of $9.5 million. The increase in loans held for investment includes $21 million of guaranteed student loans, which we began purchasing in the third quarter of 2013. Net cash provided by financing activities in the nine-month period ended September 30, 2013 was $42.4 million compared to $73.1 million for the same period of 2012. Cash provided by financing activities in the 2013 period reflects an increase in deposits of $42.6 million compared to a net increase in deposits of $73.1 million in the 2012 period. In the third quarter of 2013, we began our share repurchase program, and $100 thousand was paid for common stock. Subsequent to September 30, 2013, we purchased additional guaranteed student loans in the amount of approximately $48 million with cash and cash equivalents.

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

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of September 30, 2013 was $173.5 million, based on our June 30, 2013 balance sheet. Pledged collateral for this facility as of September 30, 2013 was $58.0 million. Under this facility, as of September 30, 2013, we had one nonamortizing term loan for $20 million borrowing outstanding. Credit availability under the FRB facility was $95.1 million as of September 30, 2013, which is also based on pledged collateral. Borrowings under the FRB facility bear the prevailing current rate for primary credit. There were no amounts outstanding under the FRB facility as of September 30, 2013.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5.0 million expires on September 30, 2014. The remainder of the lines of credit can be cancelled at any time. As of September 30, 2013, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

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

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The phase-in period for this rule is not scheduled to begin until January 2015.

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	September 30, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$68,234	$69,781	$68,820	$69,474
Total risk-based capital	73,642	75,189	73,916	74,570
Risk-weighted assets	504,905	504,905	451,208	451,357

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated:

	September 30, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	11.74%	12.01%	12.78%	12.90%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	13.51%	13.82%	15.25%	15.39%	4.00%	> 6.00%
Total risk-based capital ratio	14.59%	14.89%	16.38%	16.52%	8.00%	> 10.00%

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of September 30, 2013 of $232.2 million. This net asset-sensitive position was a result of $417.7 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $185.5 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of September 30, 2013 is considered by management to be favorable in an increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$10,172	$—	$—	$—	$23,604
Fed funds sold	935	—	—	—	935
Securities	7,989	5,527	17,866	42,437	72,449
Loans	384,979	7,780	20,563	48,453	471,645
Allowance for loan and lease losses	—	—	—	—	(5,129)
Premises and equipment	—	—	—	—	5,117
Intangibles	—	—	—	—	15,716
OREO	—	—	—	—	400
Deferred tax asset	—	—	—	—	4,354
Bank owned life insurance	—	—	—	—	9,606
Other assets	330	—	—	4,175	7,563

Total assets	$404,405	$13,307	$38,429	$95,065	$606,260

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$103,063
Interest-bearing deposits	83,959	101,506	183,611	23,680	392,758
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	2,739
Shareholders’ equity	—	—	—	—	87,700

Total liabilities and equity	$83,959	$101,506	$203,611	$23,680	$606,260

Discrete gap:	$320,446	$(88,199)	$(165,182)	$71,385
Cumulative gap:	$320,446	$232,247	$67,065	$138,450

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	September 30, 2013	December 31, 2012
Commercial lines of credit	$76,661	$57,681
Commercial real estate	26,903	28,566
Residential real estate	7,861	7,130
Consumer	1,068	710
Letters of credit	4,582	2,308
Loans held for sale	4,733	25,133

Total commitments	$121,808	$121,528

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in Part I, Item 1A in the 2012 Form 10-K and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	our ability to generate sufficient taxable income to utilize our deferred tax assets, thus requiring a valuation allowance against this asset;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•	the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	our limited operating history;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed, and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	our ability to maintain regulatory capital levels and adequate sources of funding and liquidity, which could be adversely affected by market conditions and changes in capital requirements made by regulators;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the Securities and Exchange Commission (the “SEC”).

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2013, the company announced its board of directors had approved a share repurchase program, under which the company may repurchase in the open market or otherwise up to 210,000 shares of its outstanding common stock, or approximately 2% of its then outstanding shares. There is no guarantee as to the number of shares that will be repurchased by the company. The program has no time limit and can be discontinued at any time.

The following table presents monthly stock repurchases during the third quarter of 2013. All purchases were made using available cash resources and occurred in the open market. Number of shares are in thousands.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
August 1, 2013 - August 31, 2013	7	$5.76	7	203
September 1, 2013 - September 30, 2013	10	$6.02	10	193

Total	17	$5.92	17

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: November 4, 2013	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2013	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood

Executive Vice President, Chief Financial Officer,

Chief Administrative Officer and Treasurer

(Principal Financial Officer)