Form 10-K
period 2013-12-31
Xenith Bankshares, Inc.
filed 2014-03-11
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2013: $34,156,358.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of February 28, 2014: 10,431,689 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 1, 2014 are incorporated by reference in Part III of this report.

XENITH BANKSHARES, INC. AND SUBSIDIARY

2013 ANNUAL REPORT ON FORM 10-K

Item 1—Business

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, a Virginia banking corporation and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Xenith Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients, and select retail banking clients, which we refer to as our target customers. We are focused geographically on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia, metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger (discussed below) of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary, SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened its first branch in Suffolk, Virginia, in 2003 under the name of SuffolkFirst Bank.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet and mobile banking and bill pay service. We do not engage in any activities other than banking activities.

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

Issuances of Stock

In April 2011, we issued and sold 4.6 million shares of our common stock at a public offering price of $4.25 per share, pursuant to an effective registration statement filed with the Securities and Exchange Commission (“SEC”). Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

On September 21, 2011, as part of the Small Business Lending Fund (the “SBLF”) of the United States Department of the Treasury (“U.S. Treasury”), we entered into a Small Business Lending Fund-Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the U.S. Treasury, pursuant to which we sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (“SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to the company’s Amended and Restated Articles of Incorporation on September 20, 2011. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained by the holding company to fund the quarterly dividend payable on the SBLF Preferred Stock.

Competition

While our banking model has been implemented in other parts of the United States, we believe the model is unique in Virginia. The Virginia banking landscape is fragmented with many small banks having very little market share for deposits, while the large out-of-state national and super-regional banks control the majority of deposits.

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

Our key competitive advantage lies in our ability to target, underwrite and manage commercial and industrial and commercial real estate loans. While these skills exist at the large banks, they generally do not exist at community banks. Our management team and bankers have spent substantially all of their careers working with middle market and small business management teams on their business and strategic plans and providing financing to these businesses in a broad array of industries. Our bankers are skilled salespeople and consultants, with well-honed credit skills, that allow them to work with customers and prospects to determine how and under what conditions we can provide financing and other banking services to meet their needs.

Products and Services

We offer a range of sophisticated and competitively priced banking products and services, including commercial and consumer checking accounts, noninterest-bearing demand accounts, money market accounts, savings accounts, as well as time deposits. We offer secured and unsecured commercial and industrial loans, commercial real estate loans (including construction and land development loans), residential real estate loans and consumer loans. We further offer comprehensive Internet and mobile banking services. We are a member of the START™ and PLUS™ automated teller (“ATM”) networks, which provide customers with access to ATMs worldwide.

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

Deposits and Treasury Management Services

To maintain existing deposits and attract new deposits, we offer a broad product line and competitive rates and services. We expect to continue to obtain deposits through effectively leveraging our branch offices and solicitation by our bankers.

We view treasury management capabilities as key to our middle market business and other target customers and an important factor in building core deposits. We have dedicated treasury sales personnel who are exclusively focused on providing sophisticated cash management services and products to customers. Many of our customers use an account analysis system that allows them to pay for services by holding sufficient levels of deposits with us. The results are that our customers can avoid hard dollar charges for services and our core deposit base is enhanced. Our product offerings include retail and commercial on-line banking (our on-line capabilities include images, statements, stop payment, deposit reporting, account transfers, account reconciliation, and EDI (electronic data interchange) reporting), ACH (automated clearing house), wire transfers (both domestic and international), ZBA (zero balance accounts), sweeps, commercial charge card, commercial lock box and mobile banking services. We also offer fraud prevention tools, including debit block, check positive pay, and ACH positive pay. In addition to these services, we offer remote deposit capture, direct deposit and merchant services. Our technology platform is designed and well-suited to support our existing suite of services and products on a greater scale, as well as capable of supporting an expanded product set. We evaluate new products and may choose to offer additional products in the future.

Types of Lending Products

We offer a full range of lending products to commercial and industrial, commercial real estate, private banking and select retail clients. Fundamental to our business is to have skilled bankers building full banking relationships with high-quality customers. We believe that there is no substitute for knowing and understanding your customer when seeking attractive risk-adjusted returns in the extension of credit. We will continue to evaluate and adapt our services and product offerings as our customer base grows and evolves.

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

Commercial and Industrial Loans. Our commercial borrowers are primarily small to middle market businesses engaged in a broad spectrum of businesses. Commercial and industrial (“C&I”) loans can be a source of working capital, or used to finance the purchase of equipment or to complete an acquisition. The terms of these loans vary by purpose and by type of underlying collateral, if any, and we typically require the principals of the business to guarantee the loans. Working capital loans are usually secured by accounts receivable and inventory, and structured as revolving lines of credit with terms not exceeding one year. In some cases, we use an independent third party to assess and recommend appropriate advance rates (i.e., how much we will lend) based on the value of collateral. We may use third-party monitoring of advance rates in some cases. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate given the equipment type and the financial strength of the borrower.

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

Real Estate Loans. We make commercial real estate loans (“CRE”), construction and land development loans, and residential real estate loans.

We make CRE loans on income-producing properties. The primary collateral for CRE loans is a first lien mortgage on multi-family, office, warehouse, hotel or retail property, plus assignments of all rents and leases related to the property. Our CRE loans generally have maturity dates that do not exceed five years, with amortization schedules of 15 to 25 years, with both fixed and variable rates of interest. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our target markets and obtaining financial statements, tax returns or both from borrowers and guarantors at regular intervals. It is also generally our policy to obtain personal guarantees from the principals of the borrowers.

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

Our lending activities include the origination of first and second lien loans, including home equity line of credit loans, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers would primarily include branch and private banking customers. Our underwriting guidelines include minimum debt coverage ratio and maximum loan to value requirements. Generally our benchmarks include a minimum debt coverage ratio of 1.20 and maximum loan to value of 80%, at inception.

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

Guaranteed Student Loans. During the third quarter of 2013, we began purchasing guaranteed student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Bank is an approved FFLEP lender.

Credit Policies and Administration

We seek to maintain a high-quality loan portfolio as an essential part of our business strategy. We follow general credit standards appropriate to each loan type in order to properly assess, price and manage credit risk. These standards are detailed in our credit policy. Material exceptions to these standards require approval of our senior credit staff, Management Credit Committee (“MCC”), or the Credit Policy Committee of our board of directors (“CPC”).

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

Loan Origination Procedure and Approval. Loan originations follow a process requiring a comprehensive evaluation of credit risk. This process includes a thorough evaluation of the borrower, collateral and any guarantor support, covenant structure, monitoring plan and pricing. Our bankers and credit analysts originating the loan are responsible for preparing a thorough credit analysis covering these matters, including the preliminary assignment of the credit risks and collateral ratings. Our new and renewed loans are approved either by (1) certain senior credit officers with approval authority, (2) our MCC, or (3) the CPC of our board of directors. Our MCC approves the vast majority of loans. Credit approval is required by the CPC for exposures that exceed house limits.

Credit Risk Ratings. A key element of our credit policies and administration is our risk rating system. All credit exposures are risk rated based on our assessment of the level of risk associated with the loan. We employ a dual risk-rating system, with scales of 1-10 for the obligor, and scales of A-D for the collateral. The obligor rating is based on our assessment of the borrower’s probability of default, while the collateral rating describes the type of our collateral and estimated loan to value.

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

Asset and Liability Management

Our asset and liability management is governed by an asset and liability management (“ALM”) policy. Our ALM policy defines the following financial management functions: (1) overall asset/liability management and strategy; (2) interest rate risk management; and (3) liquidity management. The ALM committee, which is comprised of the Bank’s management, addresses the management of the assets and liabilities of the Bank and is responsible for actively monitoring interest rate risk and liquidity risk. We also have an ALM committee of our board of directors (“ALCO”), which approves our ALM policy and regularly reviews our results and analysis relative to the policy.

We evaluate the impact to our earnings and market value of equity based on changes in interest rates in both immediate and ramped interest rate shock scenarios. We evaluate the effect of a change in interest rates of +/-100 basis points (bps), +/- 200 bps, +/-300 bps, and +/- 400 bps on both net interest income and its impact on the market value of equity. These impacts are measured relative to policy limits as defined in the ALM policy. As of December 31, 2013, we were within all applicable policy limits.

The objective of our liquidity risk management is to ensure that we maintain sufficient liquidity to efficiently address loan demand, deposit fluctuations, debt service requirements and other funding needs. In addition to the day-to-day management of liquidity, we have developed a contingency funding plan that outlines funding alternatives under various stress situations. The contingency funding plan details the conditions and potential causes of the liquidity stress, as well as key action plans for reducing the stress, including the assignment of responsibilities to key personnel.

We also have a capital policy that defines the approach we use to establish, monitor and maintain appropriate capital levels. The capital policy details metrics and thresholds that we review, and it delineates various events that may drive the needs for additional capital, along with our primary capital alternatives.

We also have an investment policy, which addresses permitted investments, permitted broker-dealers, safekeeping and accounting classifications. Our investment portfolio serves as both a primary and secondary source of liquidity, and it contributes to net interest margin.

Our contingency funding plan, capital policy and investment policies are also approved by our ALCO.

Supervision and Regulation

General

Xenith Bank is a Virginia state-chartered member bank regulated by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”). The Bank operates as a subsidiary under Xenith Bankshares, a one bank holding company. The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law. Xenith Bankshares and the Bank are required by the Federal Reserve and the Bureau of Financial Institutions to file semi-annual and quarterly financial reports, respectively, on their respective financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic onsite examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, the deposit insurance funds, and the banking system as a whole and are not intended to protect our shareholders and other creditors. Additionally, we must bear the cost of compliance with reporting and other regulations, and this cost is significant.

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

Insurance of Accounts and Regulatory Assessments

The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC (“DIF”), up to the maximum legal limits of the FDIC, and are subject to regulation, supervision and regular examination by the Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location and number of branch offices.

The Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon an institution’s average consolidated total assets minus average tangible equity. Since 2008, higher levels of bank failures and related resolutions costs have depleted the DIF. To maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessments and may continue to do so in the future.

The assessment rates, range from approximately 2.5 bps to 45 bps (depending on applicable adjustments for unsecured debt and brokered deposits), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 bps to 40 bps. For the years ended December 31, 2013 and 2012, we reported $409 thousand and $326 thousand, respectively, in expense for FDIC insurance.

The current basic limit on federal deposit insurance coverage is $250,000 per depositor. Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Bank Capital Adequacy Guidelines

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we are generally required to maintain a minimum “total risk-based capital ratio” of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8.0%. At least half of total capital (4%) must be composed of “Tier 1 capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and the allowance for loan and lease losses, subject to certain adjustments. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities to 100% for the bulk of assets that are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial and industrial loans, and consumer loans. Residential first mortgage loans on one- to four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans.

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

In July 2013, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency (the “OCC”) approved a final rule establishing a regulatory capital framework that implements in the United States the Basel Committee’s Revised Framework to the International Convergence of Capital Management and Capital Standards regulatory capital reforms from the Basel Committee on Banking Supervision (the “Basel Committee”) and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) (the “Basel III Rules”). Under the Basel III Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. In addition, following the implementation of the new Basel III Rules, a bank holding company must satisfy an increased Tier 1 risk-based capital ratio of 8% and a new common equity Tier 1 risk-based capital ratio of 6.5% in order to be deemed “well capitalized.” The total risk-based capital ratio and Tier 1 leverage ratio requirements will remain unchanged. The phase-in period for the Basel III Rules is not scheduled to begin until January 2015. See “—New Capital Adequacy Guidelines under Basel III” below.

In December 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan sets forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012, which were met. Subsequent to meeting the requirements set forth in our business plan, we are required to maintain capital ratios categorizing us as “well-capitalized.” As of December 31, 2013, we met all minimum capital adequacy requirements to which we were subject, including those contained in our business plan as submitted to the Federal Reserve, and were categorized as “well-capitalized.” Since December 31, 2013, there are no conditions or events that management believes have changed our status as “well-capitalized.” For additional information regarding our capital ratios, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Adequacy.”

New Capital Adequacy Guidelines under Basel III

In July 2013, the Federal Reserve, FDIC and OCC adopted the Basel III Rules. The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act, as well as certain standards initially adopted by the Basel Committee in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules will also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt correction action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk-based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act, (ii) greater recognition of collateral and guarantees, and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of a common equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules. The company may make a one-time, permanent election to continue to exclude AOCI from capital. If the company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the Basel III Rules provide some important concessions for smaller, less complex financial institutions.

The Basel III Rules generally become effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019.

Bank Holding Company Regulation

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries. The bank holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve has not yet adopted regulations to implement this requirement.

The Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, and various non-bank activities that are deemed to be closely related to banking. The activities of the company are subject to these legal and regulatory limitations under the Bank Holding Company Act and the implementing regulations of the Federal Reserve. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary, if the agency determines that divestiture may aid the depository institution’s financial condition.

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

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to Atlantic Capital Bank or any other financial institution for which BankCap Partners is deemed to be a bank holding company. Atlantic Capital Bank is a Georgia state non-member bank headquartered in Atlanta, Georgia, founded in 2007. Atlantic Capital Bank operates as a full-service, locally-managed commercial bank that specifically targets the financial needs of middle market corporations, emerging growth companies, real estate developers and investors, and the principals of these companies, as well as affluent families. Atlantic Capital Bank’s primary geographic market is Metropolitan Atlanta, the state of Georgia and the southeastern United States.

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

Dodd-Frank Act

The Dodd-Frank Act was signed by President Obama in July 2010. The Dodd-Frank Act will result in a major overhaul of the financial institution regulatory system. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in the applicable sections of this “Supervision and Regulation” section. Among other things, the Dodd-Frank Act established a new, independent Consumer Financial Protection Bureau (“CFPB”) tasked with protecting American consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also created the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council, among other tasks, makes recommendations for increasingly strict rules for capital, leverage and other requirements as a company’s size and complexity increase. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which prohibits, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limits the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.

The Dodd-Frank Act includes savings associations and industrial loan companies, as well as banks, in the nationwide deposit limitation. Thus, no acquisition of any financial institution, not just a commercial bank, can be approved if the effect of the acquisition would be to increase the acquirer’s nationwide deposits to more than 10% of all deposits. The Dodd-Frank Act also requires fees charged for debit card transactions to be both “reasonable and proportional” to the cost incurred by the card issuer. In June 2011, the Federal Reserve set the interchange rate cap at $0.24 per transaction. While these restrictions do not apply to banks with less than $10 billion in assets, the rule could affect the competitiveness of debit cards issued by smaller banks. We believe that market forces may erode the effectiveness of this exemption now that merchants can select more than one network for transaction routing.

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

We anticipate that the requirements of the Dodd-Frank Act will be implemented over time and will be subject to regulatory rule-making and implementation over the course of several years. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry in general, we believe that the Dodd-Frank Act and the regulation promulgation thereunder will impose additional administrative burdens that will obligate us to incur additional expenses.

Consumer Financial Protection Bureau

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

The CFPB has promulgated rules relating to remittance transfers under the Electronic Fund Transfer Act, which require companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules took effect in February 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure, to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Trust in Lending Act (“Regulation Z”). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The rule became effective January 10, 2014.

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

The starting point for dividend rates on the senior preferred stock issued by participants to the U.S. Treasury is 5% for “C” corporations. Financial institutions could “buy down” the rate to as low as 1% by increasing the level of small business loans. The increase is measured based on the increase over a “baseline level,” which is generally the average amount of small business lending reported by that institution in its call report for the four full quarters immediately preceding the date of enactment of the Small Business Jobs and Credit Act, less (a) net loan charge-offs with respect to small business lending, and (b) gains realized from mergers, acquisitions or purchases of loans after origination. For every 2.5% by which the amount of small business lending has increased, the dividend or interest rate on senior preferred stock will be reduced by 1%. If, however, small business lending has remained the same or decreased relative to the baseline level in the eighth quarter, the rate the participant would pay would increase to 7% beginning in the tenth quarter and continuing until the end of the four-and-a-half year period from initial funding. After the four-and-a-half-year period from initial funding, the rate will increase to 9% until the senior preferred stock issued to the U.S. Treasury is redeemed.

On September 21, 2011, we sold 8,381 shares SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock is senior to our common stock. In connection with our participation in the fund, we were required to develop a small business lending plan describing our business strategy and operating goals to address the needs of small businesses in the areas we serve, as well as a plan to provide linguistically and culturally appropriate outreach, where appropriate, to certain groups. On an on-going basis, we must comply with certain reporting requirements of the fund in order for the U.S. Treasury to assess whether we are complying with the requirements of the fund and to determine the dividend rate on the SBLF Preferred Stock. As of December 31, 2013, we believe we were in compliance with all the requirements of the SBLF. Our effective dividend rate has been 1% since the issuance and sale of the SBLF Preferred Stock.

Gramm-Leach-Bliley Act of 1999

The GLB Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLB Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

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

Under Virginia law, no dividend may be declared or paid out of a bank’s paid-in capital. Xenith Bankshares may be prohibited under Virginia law from the payment of dividends, if the Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and the Bureau of Financial Institutions may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends on shares of our common stock.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy. As a result of the USA PATRIOT Act of 2001 (the “Patriot Act”), which is discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the Bank Holding Company Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

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

Sound Banking Practices

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid together with the consideration paid for any repurchases in the preceding year is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction, if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

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

Reserve Requirement

Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Current reserve requirements for calendar year 2014 are as follows:

•	for transaction accounts totaling $13.3 million or less, a reserve of 0%;

•	for transaction accounts in excess of $13.3 million up to and including $89.0 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $89.0 million, a reserve requirement of $2.67 million plus 10% of that portion of the total transaction accounts greater than $89.0 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2013, the Bank had a reserve requirement of $8.5 million.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers and acquisitions, and applications to open a branch or facility. Federal regulators are required to provide and make public a written examination report of an institution’s CRA performance. The Bank continues to maintain a satisfactory CRA rating.

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

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve, OCC and FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending, if (1) total reported loans for construction, land development and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital, and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

Allowance for Loan and Lease Losses

Federal bank regulatory agencies have released the Interagency Policy Statement on the allowance for loan and lease losses to ensure consistency with U.S. generally accepted accounting principles (“GAAP”) and more recent supervisory guidance, including, among other things, considerations for measuring impairment and estimating credit losses and illustrations of effective loss migration analysis. Additionally, the agencies issued 16 Frequently Asked Questions to assist institutions in complying with both GAAP and allowance for loan and lease losses supervisory guidance. Highlights of the statement include the following:

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

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act (the “BSA”), we are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” law (“AML”). Several AML acts, including provisions in Title III of the Patriot Act, have been enacted up to the present to amend the BSA. The Patriot Act was enacted in response to the September 11, 2001 terrorist attacks and is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions are also required to establish anti-money laundering programs. The Patriot Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, under the Patriot Act, the Secretary of the U.S. Treasury has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the GLB Act that are discussed under “—Gramm-Leach-Bliley Act of 1999” above. Finally, under the regulations of the Office of Foreign Asset Control (“OFAC”), we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

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

Under the GLB Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing non-public personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements, and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices that describe in general terms the bank’s information sharing practices. Banks that share non-public personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTC Act”), which is the primary federal law that prohibits unfair or deceptive acts or practices (“UDAP”), and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Other Regulation

The Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on the Bank in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and reporting of cash transactions as required by the Internal Revenue Service.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although the U.S. Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the our industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted, further regulating specific banking practices.

Employees

At December 31, 2013, we had 102 employees, including 98 full-time employees. All of our employees were employed by the Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.

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

The most recent recession contributed to a rise in unemployment and underemployment, a decline in the value of real estate and other assets, and a lack of confidence in the financial markets and the economy both among financial institutions and their customers. Economic growth has been slow and the economic pressure on consumers and commercial borrowers and lack of confidence in the economy and financial markets resulting from the slow recovery have adversely affected, and continue to affect, the willingness of companies to borrow to fund their future growth, which negatively impacts our business. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates for financial institutions, which may impact charge-offs and provisions for credit losses. A protracted continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and our business.

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

Although we have monitored the impact of slow economic growth on the values of real estate in our target markets and have set discounts and reserves against our loan portfolio, our discounts and reserves may be insufficient.

Fluctuations in interest rates could reduce our operating results as we expect to realize income primarily from the difference between interest earned on our loans and investments and interest paid on our deposits and borrowings.

Our operating results are significantly dependent on our net interest income, as we expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We will experience “gaps” in the interest rate sensitivities of our assets and liabilities, as measured by the relative duration of our interest-earning assets and interest-bearing liabilities. The net position of those assets and liabilities, subject to re-pricing in specified time periods, will positively or negatively affect our operating results. If market interest rates should move contrary to our position, this “gap” may work against us and negatively affect our operating results, potentially materially. We cannot predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, and conditions in domestic and foreign financial markets. Although our asset-liability management strategy is intended to manage our risk from changes in market interest rates, changes in interest rates could materially and adversely affect us. As reflected in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity—Gap Analysis,” on a cumulative basis for maturities and re-pricings within the next 12 months, we reflect interest rate-sensitive assets exceeding interest rate-sensitive liabilities resulting in an asset sensitive position as of December 31, 2013 of $232.5 million, which would reduce our operating results if market interest rates were to decline during that period.

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

The financial services industry, including commercial banking, is highly competitive, and we have encountered and will continue to encounter strong competition for deposits, loans and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products are other commercial banks and community banks in our target markets. Our principal competitors for deposits include commercial banks, community banks, money market funds, credit unions and trust companies. Our non-bank competitors are not subject to the same degree of regulation as we are and, accordingly, have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also have higher lending capacity and larger branch networks. Weak loan demand has increased competition resulting in aggressive pricing terms for borrowers. As a result, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect us.

Failure to implement our business strategies could materially and adversely affect us.

We have developed a business plan that details the business strategies we intend to implement. Our business plan includes organic growth and, if appropriate, growth through acquisitions. Our organic growth may involve an expansion into related banking lines of business and related services and products, which would involve additional risks. Growth through acquisitions includes additional risks, which are further discussed below. If we cannot implement our business strategies, we will be hampered in our ability to maintain and grow our business and serve our customers, which would in turn materially and adversely affect us. Even if our business strategies are successfully implemented, they may not have the favorable impact on our operations that we anticipate.

Failure to manage expansion could materially and adversely affect our business.

Our ability to offer services and products and implement our business strategies successfully in a highly competitive market requires an effective planning and management process. Future expansion efforts, internally or through acquisitions, could be expensive and put a strain on our management, financial, operational and technical resources. To manage growth effectively, we will likely have to continue to enhance our operating systems and controls, as well as integrate new personnel, including relationship managers, and manage expanded operations. If we are unable to grow our business or manage our growth effectively, we could be materially and adversely affected.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or branches or assets of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners;

•	using inaccurate estimates and judgments on lack of information to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;

•	diluting our existing shareholders in an acquisition;

•	the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices or branches, as there may be a substantial time lag between these activities and when we generate sufficient assets and deposits to support the costs of the expansion;

•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;

•	the time and expense associated with integrating the operations and personnel of the combined businesses;

•	the ability to realize the anticipated benefits of the acquisition;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received or executed;

•	time and costs associated with regulatory approvals;

•	inability to obtain additional financing, if necessary, on favorable terms or at all; and

•	unforeseen adjustments, write-downs, write-offs, or restructuring or other impairment charges.

The soundness of other financial institutions with which we do business could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to risk of loss in the event of default of a counterparty or client. In addition, this risk may be exacerbated when any collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Our losses from these events could be material.

Our earnings are sensitive to the credit risks associated with lending.

The credit risk associated with commercial and industrial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer-type loans, and the effects of general economic conditions on a borrower’s business. Our commercial and industrial loan portfolio represented approximately 45.8% of our total loan portfolio as of December 31, 2013. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

Our commercial and industrial loans include owner-occupied real estate loans that are secured in part by the value of the real estate. Owner-occupied real estate loans represented approximately 20.1% of our total commercial and industrial loan portfolio as of December 31, 2013. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.

Our commercial real estate loan portfolio represented approximately 32.1% of our total loan portfolio as of December 31, 2013. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. Commercial real estate loans will typically be larger than consumer-type loans and may pose greater risks than other types of loans. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. In addition, we may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. A further weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. In addition, banking regulators are giving greater scrutiny to commercial real estate lending and may require banks with higher levels of commercial real estate loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of commercial real estate loan concentrations, regulators are also considering requiring increased levels of reserves for loan losses, as well as the need for additional capital. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Decisions regarding credit risk in our investment or loan portfolios could be inaccurate and our allowance for loan and lease losses may be inadequate to absorb future losses inherent in the loan portfolio, which could materially and adversely affect us.

Our loan portfolio and a portion of our investment portfolio expose us to credit risk. Only $10.5 million, or 15.2%, of our $69.2 million investment portfolio was represented by securities other than U.S. agency securities as of December 31, 2013. Inherent risks in lending include the deterioration of the credit of borrowers and adverse changes in the industries and competitive environments in which they operate, changes in borrowers’ management and business prospects, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a high risk that some portion of the loans we make will not be repaid and, accordingly, will result in losses. Given our size, these losses could be concentrated in one or more borrowers and could be significant.

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

In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to increase reserves or recognize loan charge-offs. Because our allowance methodologies take into account qualitative factors within our institution as well as the external economic environment, there is potential for inconsistencies in our methodology and the methodologies deemed appropriate for us by the bank regulatory agencies.

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

As required by acquisition accounting rules, we record acquired loans at estimated fair values by creating a discount and eliminating the allowance for loan and lease losses. To the extent the credit losses of the purchased loan portfolios are greater than fair value adjustments determined at the effective date of acquisitions, we could be materially and adversely affected.

We acquired a significant portion of our loans held for investment in the merger, the Paragon Transaction and the VBB Acquisition. Although these loans were marked down to their estimated fair values, as of the effective dates of the transactions, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. Fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolios that we acquired and correspondingly reduce our net income.

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

The Federal Reserve, OCC and FDIC, along with the other federal banking regulators, issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at financial institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2013, we are not subject to additional supervisory analysis but could be in the future. Our management has implemented controls to monitor our commercial real estate lending and will continue to enhance and monitor those controls, but we cannot predict the extent to which this guidance may impact our future operations or capital requirements. Moreover, any risk management practices that we implement may not be effective to prevent losses in our loan portfolio, including our commercial real estate portfolio.

Our ability to maintain regulatory capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions, concentration of customer deposits within certain businesses and industries, and changes in capital requirements made by our regulators.

We are required to maintain certain capital levels sufficient to maintain capital ratios that classify the Bank as “well-capitalized” in accordance with banking regulations. We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due. Our ability to maintain regulatory capital levels, available sources of funding, and sufficient liquidity could be impacted by the concentration of customer deposits within certain businesses and industries and deteriorating economic and market conditions.

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

In determining the adequacy of our capital levels, we use risk-based capital ratios established by regulations. In calculating our risk-based ratios, we must apply risk weights to our various asset classes. In July 2013, the Federal Reserve, FDIC and OCC, adopted Basel III Rules. The Basel III Rules include requirements contemplated by the Dodd-Frank Act, as well as certain standards initially adopted by the Basel Committee in December 2010.

The Basel III Rules establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The Basel III Rules will, when fully implemented, increase capital ratios for all banking organizations and introduce a “capital conservation buffer,” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers. The Basel III Rules assign a higher risk weight (150%) to exposures to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. The Basel III Rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We may make a one-time, permanent election to continue to exclude AOCI from capital. If we do not make this election, unrealized gains and losses would be included in the calculation of our regulatory capital. The Basel III Rules also include changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period.

The Basel III Rules generally become effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Although we must generally begin complying with the Basel III Rules on January 1, 2015, we would satisfy the higher capital ratios imposed by the Basel III Rules as of December 31, 2013.

Although we currently cannot predict the specific impact and long-term effects that the Basel III Rules will have on us and the banking industry more generally, we will be required to maintain higher regulatory capital levels, which could impact our operations, net income and ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us, which could restrict our future growth or operations.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

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

As of December 31, 2013, $364.2 million, or 64.0%, of our total deposits, consisted of noninterest bearing demand accounts and interest-bearing savings, money market and checking accounts. The $205.0 million remaining balance of deposits includes time deposits, of which approximately $127.7 million, or 22.4% of our total deposits, are due to mature within one year. Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by money market and general economic conditions. We have significant deposits from certain customers that are in excess of the FDIC insurance amounts. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with our Bank is fully insured or may place them in other financial institutions that they perceive as being more secure. The loss of a customer that maintains significant deposits with the Bank could have an adverse effect on this critical funding source. If we fail to attract new deposits or maintain existing deposits or are forced to increase interest rates paid to customers to attract and maintain deposits, our net interest income would be negatively impacted, and we could be materially and adversely affected.

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

Our liquidity is used to make loans and investments and to repay liabilities (including deposits) as they become due or are demanded by depositors and other creditors. Our main source of liquidity is customer deposits. Our liquidity may be adversely affected where we have a concentration of customer deposits within certain businesses and industries or with individual customers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. Potential alternative sources of liquidity include federal funds purchased and investment securities sold under repurchase agreements, as well as the repayment or sale of loans, securities (to the extent not pledged as collateral) or other assets, the utilization of available government and regulatory assistance programs, brokered deposits, borrowings from the FHLB, borrowings through the Federal Reserve’s discount window, and the issuance of our debt securities and equity securities. Without sufficient liquidity from these potential sources of liquidity, we generally may not be able to meet our cash flow requirements to operate and grow our business and repay our obligations.

As we continue to grow, we may become more dependent on wholesale funding sources, which may include FHLB borrowings and borrowings through the Federal Reserve’s discount window. As of December 31, 2013, we had $20.0 million of FHLB borrowings and $71.3 million of brokered deposits outstanding. If we are required to rely more heavily on wholesale funding sources to support our operations or growth in the future and such funding is expensive at such time, our revenues may not increase proportionately to cover our costs. In that case, our operating margins would be reduced, and we could be materially and adversely affected.

We may become subject to significant liabilities in the event the Bank forecloses upon, or takes title to, real property.

When underwriting a commercial or residential real estate loan, we will generally take a lien on the real property and, in some instances upon a default by the borrower, we may foreclose upon and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at our expense. It may cost much more to remediate a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations, if the Bank takes a role in managing those operations after a default. Many environmental laws impose liability, regardless of whether we knew of, or were responsible for, any contamination that existed or exists for the property. The Bank may also find it difficult or impossible to sell contaminated properties.

The disposition processes related to our nonperforming assets could result in losses in the future that would materially and adversely affect us.

We may incur additional losses relating to an increase in nonperforming loans and other real estate owned (“OREO”), and such losses could be material. When we acquire title to collateral in foreclosures and similar proceedings, we are required by accounting rules to mark such collateral to the then fair market value, less costs of disposal, which could result in a loss. Nonperforming assets adversely affect net income in various ways. While we pay interest expense to fund nonperforming assets, no interest income is recorded on nonaccrual loans or OREO, thereby adversely affecting income and returns on assets and equity. Additionally, we incur loan administration costs and the costs of maintaining properties carried as OREO. Nonperforming loans and OREO also increase our risk profile, and increases in the level of nonperforming loans and OREO could impact our regulators’ view of appropriate capital levels in light of such risks.

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

We are dependent on our key personnel, including our executive officers, and the loss of such persons could negatively impact our ability to execute our business strategies.

We will be for the foreseeable future dependent on the services of T. Gaylon Layfield, III, who is our President and Chief Executive Officer; Thomas W. Osgood, who is our Chief Financial Officer and Chief Administrative Officer; Judy C. Gavant, who is our Controller and Principal Accounting Officer; Wellington W. Cottrell, III, who is an Executive Vice President and our Chief Credit Officer; Ronald E. Davis, who is an Executive Vice President and our Chief Operations and Technology Officer; Edward H. Phillips, Jr., who is an Executive Vice President and our Chief Lending Officer; and W. Jefferson O’Flaherty, who is an Executive Vice President responsible for our private banking business. Should the services of these individuals or other key executive officers become unavailable, we may be unable to find a suitable successor who would be willing to be employed upon the terms and conditions that we would offer. A failure to replace any of these individuals in a timely and effective manner could negatively affect our ability to execute our business strategies and otherwise disrupt our business.

Our business is dependent on technology and an inability to invest in technological improvements or obtain reliable technological support may materially and adversely affect us.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven services and products. In addition to better service to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to grow and compete will depend in part upon our ability to address the needs of customers by using technology to provide services and products that will satisfy their operational needs, while managing the costs of expanding our technology infrastructure. Many competitors have substantially greater resources to invest in technological improvements and third-party support. For the foreseeable future, we expect to rely on third-party service providers for our core technology systems and on other third parties for technical support and related services. If we are unable to implement and market new technology-driven services and products successfully, or if those services and products become unreliable or fail, our customer relationships and operations could be adversely affected, which could materially and adversely affect us.

System failure or breaches of our network security could lead to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” Our operations are dependent in part upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation, and inhibit current and potential customers from our Internet banking services. Each year, we incur expenses to add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. A security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

On February 12, 2013, the Obama administration released an executive order, Improving Critical Infrastructure Cybersecurity (the “Executive Order”), which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures and processes, a so-called “Cybersecurity Framework,” that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. It is unclear at this time what impact the Executive Order will have on our Internet-based systems and online commerce security, but its implementation could require us to incur additional costs.

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

From time to time, the U.S. Congress and state legislatures consider changing these laws and may enact new laws or amend existing laws to further regulate the financial services industry. In July 2010, President Obama signed the Dodd-Frank Act, which has resulted, and will continue to result, in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies, including provisions that, among other things:

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

Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder will impose additional administrative burdens that will obligate us to incur additional costs.

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

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the FDICIA requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to Atlantic Capital Bank, as well as any other financial institution for which BankCap Partners is deemed to be a bank holding company as a result of its future acquisition activity, if any. Any financial assistance that the Bank is required to provide would reduce our capital and could materially and adversely affect us.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, current and potential shareholders may lose confidence in our financial reporting and disclosures and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. While our management’s assessment included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 did not identify any material weaknesses, we cannot guarantee that we will not have any material weaknesses identified by our management or our independent registered public accounting firm in the future.

The Dodd-Frank Act includes a provision to permanently exempt non-accelerated filers from complying with the requirements of Section 404(b), which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Since we were a non-accelerated filer as of June 30, 2013 (the last day of our most recently completed second quarter), we are not required to comply with the requirements of Section 404(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. However, if the market value of our common stock held by non-affiliates equals $75 million or more as of the end of the last day of our most recently completed second quarter, we will be required to provide an attestation report from our independent registered public accounting firm on our internal control over financial reporting in our Annual Report on Form 10-K for the year in which we equal or exceed the $75 million threshold.

Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to comply with these requirements in a timely manner, or if our management or independent registered public accounting firm expresses a qualified or otherwise negative opinion on the effectiveness of our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of confidence in our internal control over financial reporting. In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could materially and adversely affect us.

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

We have designated our investment portfolio as securities available for sale pursuant to applicable accounting standards relating to accounting for investments. These standards require that unrealized gains and losses in the estimated fair value of the available-for-sale investment securities portfolio be reflected as a separate item in shareholders’ equity, net of tax, as accumulated other comprehensive income. As of December 31, 2013, we had $69.2 million, or 10.2% of our total assets, in securities available for sale at fair value. Shareholders’ equity reflects the unrealized gains and losses, net of tax, of these investments. Management believes that several factors will affect the market values of our investment securities portfolio. These include changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, the slope of the interest rate yield curve (i.e., the differences between shorter-term and longer-term interest rates) and reduced investor demand. Lower market values for our available-for-sale securities may result in recognition of an other-than-temporary impairment charge to our net income. The decline in the market value of our investment securities portfolio results in a corresponding decline in shareholders’ equity, whether through accumulated other comprehensive income or lower results of operations.

Our loans held for sale are also carried at the lower of cost or fair market value, determined on an aggregate basis. As of December 31, 2013, we had $3.4 million in loans held for sale. These loans are held for short periods, usually less than 30 days, and more typically 10-25 days. A rapid increase in interest rates may affect the market value of our loans held for sale. If the market value of our loans held for sale declines, there would be a charge to our net income and corresponding reduction in our shareholders’ equity.

While we were profitable in 2013, 2012 and 2011, we are uncertain as to future profitability.

For the years ended December 31, 2013, 2012 and 2011, we reported pretax net income of $3.1 million, $2.8 million and $4.5 million, respectively. However, for the year ended December 31, 2012, our net income was due in part to the reversal of the valuation allowance on our deferred tax asset. For the year ended December 31, 2011, our pretax net income was due to the bargain purchase gain resulting from the VBB Acquisition. Prior to 2011, we had not recorded a profit since the quarterly period ended March 31, 2009, which was prior to the merger. For the year ended December 31, 2010 and for the period from January 1, 2009 through December 22, 2009, we incurred pretax net losses of $5.9 million and $6.5 million, respectively. As of December 31, 2013, we had an accumulated deficit of $1.8 million.

The primary reasons for our losses in these periods were noninterest expenses related to the development of our technology and other infrastructure and the hiring of experienced personnel to support our business strategy and projected growth. We made substantial progress in building our infrastructure and our team during the years ended December 31, 2011 and 2010. In particular, our investments to date have been critical to our business strategy, as they have allowed us to put into place the majority of the technology infrastructure and core operating platform to support our business strategy for the foreseeable future. We believe, however, that we will need to make additional investments, especially related to hiring skilled bankers and, as needed, expanding our technology infrastructure to respond to new technologically-driven services and products. We expect these investments will be modest relative to the investments made in 2011 and 2010. Our ability to continue to generate a profit in the future requires successful growth in revenues and management of expenses, among other factors. We expect to recruit additional talented bankers who will help us attract target customers and grow our business. While we expect the productivity of these additional bankers to exceed their incremental expenses over time, our operating results will be adversely impacted, if it does not happen promptly or at all.

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

As of December 31, 2013, BankCap Partners beneficially owned 3,671,500 shares of our common stock (including warrants to purchase 391,500 shares of our common stock at an exercise price of $11.49 per share, all of which warrants are currently exercisable), representing a 33.9% beneficial ownership of the outstanding shares of our common stock.

In addition, under the terms of the investor rights agreement, BankCap Partners and all of the former directors and executive officers of Xenith Corporation who became directors and executive officers of Xenith Bankshares and who purchased shares of Xenith Corporation common stock in its June 2009 private offering agreed to vote their shares of our common stock in favor of (1) one designee of BankCap Partners for election to our board of directors for so long as BankCap Partners is a registered bank holding company under the Bank Holding Company Act, with respect to Xenith Bankshares, and (2) one additional designee of BankCap Partners for election to our board of directors for so long as BankCap Partners and its affiliates own 25% or more of our outstanding voting capital stock. They have also agreed to vote their shares of our common stock in favor of (1) removing the designee of BankCap Partners on our board of directors at the request of BankCap Partners and the election to our board of directors of a substitute designee of BankCap Partners, and (2) ensuring that any vacancy on our board of directors caused by resignation, removal or death of a BankCap Partners designated director is filled in accordance with the agreement above. Scott A. Reed, a principal of BankCap Partners and a member of our board of directors, is a current designee of BankCap Partners.

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

Item 2—Properties

The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2013:

Office Location	Owned or Leased	Lease Terms	Square Feet

One James Center (Headquarters) 901 E. Cary Street, Suite 1700 Richmond, VA 23219	Leased	Term expires June 30, 2019, with one option to extend for a three-year period	16,131

Boulders Branch and Operations Center 1011 Boulder Spring Drive, Suite 410 Richmond, VA 23225	Leased	Term expires March 31, 2017, with one option to extend for a three-year period	10,592

McLean Branch 8200 Greensboro Drive, Suite 1400 McLean, VA 22102	Leased	Initial term of 87 months beginning November 1, 2008, with one option to extend for a three-year period	6,935

North Suffolk Branch 3535 Bridge Road Suffolk, VA 23435	Owned		12,255

Plaza Branch 1000 N. Main Street Suffolk, VA 23434	Leased	Term expires January 31, 2019, with automatic five-year renewals	2,512

Bosley Branch 100 Bosley Avenue Suffolk, VA 23434	Owned		2,596

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

Item 4—Mine Safety Disclosures

None

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “XBKS.” As of February 28, 2014, we had 10,431,689 shares of common stock issued and outstanding and approximately 1,130 record holders. The following table sets forth the high and low sales price for our common stock on The NASDAQ Capital Market during the periods indicated.

	2013		2012
Quarter	High	Low	High	Low
First	$6.15	$4.54	$4.40	$3.49
Second	5.92	4.75	4.50	3.51
Third	6.40	5.15	4.82	3.86
Fourth	6.12	5.50	5.91	4.17

Issuer Purchases of Equity Securities

On July 31, 2013, our board of directors approved a share repurchase program under which we may repurchase in the open market or otherwise up to 210,000 shares of our outstanding common stock, or approximately 2% of our then outstanding shares. There is no guarantee as to the number of shares that we repurchase under the program. The program has no time limit and can be discontinued at any time.

The following table presents monthly stock repurchases and maximum number of shares that may yet be purchased, during the fourth quarter of 2013. The average price per share paid is also presented. All purchases were made using available cash resources and occurred in the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2013 - October 31, 2013	10,600	$5.77	10,600	182,550
November 1, 2013 - November 30, 2013	8,720	$5.98	8,720	173,830
December 1, 2013 - December 31, 2013	14,260	$5.87	14,260	159,570

Total	33,580	$5.87	33,580

Dividend Policy

We have not paid any dividends on our common stock since our inception, and we presently do not intend to pay any dividends on our common stock in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders of common stock pursuant to state and federal laws and regulations. See “Item 1—Business—Supervision and Regulation—Payment of Cash Dividends.” The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders of common stock. Accordingly, we may never be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

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

All dollar amounts included in the tables in this discussion and analysis are in thousands, except share data. Columns and rows of amounts presented in tables may not total due to rounding.

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia, metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia, in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches operate under the name Xenith Bank. As of December 31, 2013, we had total assets of $679.9 million, total loans, net of our allowance for loan and lease losses, of $536.5 million, total deposits of $569.2 million and shareholders’ equity of $87.7 million.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We also offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, and Internet and mobile banking and bill pay service. We do not engage in any activities other than banking activities.

In the third quarter of 2013, we began purchasing rehabilitated student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. Commensurate with the purchase of the guaranteed student loans, we entered into an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. As of December 31, 2013, we held guaranteed student loans in the amount of $94.0 million, which are classified as loans held for investment in our consolidated balance sheet. The purchased loans carry a nearly 98% guarantee of principal and accrued interest.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, available-for-sale securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains on the sale of securities, income from derivative products offered to customers and other miscellaneous income. Deposits, FHLB borrowed funds and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”) and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following table presents selected financial performance measures, as of the dates stated:

	For the Years Ended December 31,
	2013	2012
Net interest margin (1)	3.89%	4.47%
Return on average assets (2)	0.33%	1.42%
Return on average common equity (3)	2.49%	9.89%
Efficiency ratio (4)	81%	80%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

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

From its inception on February 19, 2008 until the completion of the merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations. Although the merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes. The merger was accounted for under the acquisition method of accounting, and accordingly, the assets and liabilities of First Bankshares were recorded at their estimated fair values on December 22, 2009 in the consolidated balance sheet of Xenith Bankshares.

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

Issuances of Stock

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

Industry Conditions

The economy showed signs of improvement in 2013, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for December 2013 was reported at 6.7%, a decline from 7.9% in December 2012. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the December 2013 unemployment rate was 6.2%, down from 7.4% at the end of 2012. More specifically, the unemployment rate in Virginia in December 2013 was 5.2%, based on data published by the Fifth District. Additionally as published by the Fifth District, in the last year, all industry sectors in the Fifth District grew except for government and other, which showed only modest declines.

The Federal Open Market Committee (the “FOMC”) stated in a January 29, 2014 release that economic activity has been expanding at a moderate pace, and although labor market conditions have shown some improvement, the unemployment rate remains elevated. The FOMC stated the housing sector slowed somewhat, but business and household spending advanced.

The FOMC stated it will reduce the pace of its asset purchase program until the outlook for the labor market or inflation changes, with the future pace of the asset purchase program based on the efficacy and cost of the program. The FOMC stated it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time. In particular, the FOMC reaffirmed its expectation and stated “the current exceptionally low target range for the federal funds rate of 0 to  1⁄4 percent will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.”

Low interest rates and intense competition, due to limited business investment, in addition to other factors, have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We anticipate intense competition in our markets until the economy shows stronger signs of improvement.

Outlook

We are well positioned to take advantage of competitive opportunities. We will benefit from (1) our team of skilled bankers, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team and board of directors. We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

Intense competition for quality loans in the low interest rate environment requires that we remain firm to our established credit underwriting practices, provide exceptional customer service, and offer competitive treasury services products, as well as cautiously step-down rates on our deposits and be judicious in our investments.

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

Critical Accounting Policies

General

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP’) and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and the amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations. Our significant accounting policies are discussed further in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

Loans

Loans held for sale represent loans we hold through our sub-participation in a nationwide warehouse lending program with a commercial bank (the “participating bank”). The participating bank and the Bank purchase interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As of December 31, 2013 and 2012, we had $3.4 million and $80.9 million, respectively, in loans held for sale.

Loans that we originate are carried at their principal amount outstanding plus or minus unamortized fees, origination costs and fair value adjustments for acquired loans. Interest income is recorded as earned on an accrual basis. It is our general policy that accrual of interest income is discontinued when a loan is 90 days or greater past due as to principal or interest or when the collection of principal and/or interest is in doubt, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. Due to the guarantee of both principal and accrued interest on a significant portion of our guaranteed student loan balances, we do not discontinue the accrual of interest income on these loans when a loan is 90 days or more past due. We use the allowance method in providing for possible loan losses.

Management considers loans to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and we expect to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk ratings and loan review. The value of impaired loans is measured using either the discounted expected cash flow method or the value of collateral method. We consider all of our nonperforming loans to be impaired loans.

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

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans that we originate in our portfolio. We also consider qualitative factors, such as general economic conditions, nationally and in our target markets, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors are estimates and may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in our consolidated statements of operations. Loans deemed to be uncollectible, in full or in part, are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

In assessing the adequacy of our allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on our assessment of our borrower’s financial capacity and the other is based on the type of collateral and estimated loan to value. Our assigned risk ratings generally determine the quantitative factors used in the calculation of our allowance for loan and lease losses. In addition to our assessment of risk ratings, we also consider internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to our policies and procedures, and external observable data such as industry and general economic trends.

In evaluating loans accounted for under ASC 310-30, we periodically estimate the amount and timing of cash flows expected to be collected. Upon re-estimation, any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan and lease losses in net income and a component of our allowance for loan and lease losses. A subsequent improvement in the expected timing or amount of future cash flows for those loans could result in the reduction of the allowance for loan and lease losses and an increase in our net income.

In evaluating our acquired guaranteed student loans, our allowance for loan and lease losses is based on historical default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions or reductions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

Management believes that the allowance for loan and lease losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value less costs of disposal at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and, if required, a reserve is established to reflect the net carrying value of the asset at the lower of the then existing carrying value or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of OREO are included in our consolidated statements of operations.

Accounting for Acquisitions

The merger with First Bankshares was treated as a reverse acquisition for accounting purposes, with Xenith Corporation deemed the acquirer. The merger was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations” (“ASC 805”) and, accordingly the assets acquired and liabilities assumed of First Bankshares were recorded at estimated fair value as of the date of the merger, which was December 22, 2009. The Paragon Transaction and the VBB Acquisition were determined to be acquisitions of businesses in accordance with ASC 805; therefore, these transactions were also accounted for under the acquisition method of accounting, with the assets acquired and liabilities assumed recorded at their estimated fair values as of the effective date of the acquisitions, which was July 29, 2011.

The determination of these fair values requires management to make estimates about future cash flows, market conditions and other events, which are highly subjective in nature. Actual results may differ materially from the estimates made.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Our recorded goodwill as of December 31, 2013 was $13.0 million, all of which resulted from the merger with First Bankshares. Management has concluded that none of its recorded goodwill was impaired as of the testing date, which was October 31, 2013. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. Our core deposit intangibles were acquired in the merger and the Paragon Transaction and are being amortized on a straight-line basis over 10 years. No events have occurred since December 31, 2013, that would indicate impairment in the carrying amounts of intangibles.

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

In addition, we are required to establish a tax contingency reserve for any estimated tax exposure items identified based on our tax return filings or anticipated filings. Changes in any tax contingency reserve would be based on specific development, events or transactions.

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

Results of Operations

Net Income

For the year ended December 31, 2013, we reported net income of $2.0 million compared to net income of $7.4 million for the year ended December 31, 2012. Net income for the year ended December 31, 2012 included a $5.0 million income tax benefit due to the reversal of the valuation allowance on our net deferred tax assets.

The following table presents net income and earnings per common share information for the periods stated:

	For the Years Ended December 31,
	2013	2012
Net income	$1,986	$7,379

Preferred stock dividend	(84)	(89)

Net income available to common shareholders	$1,902	$7,290

Earnings per common share, basic and diluted	$0.18	$0.70

Net Interest Income

For the year ended December 31, 2013, net interest income was $22.1 million compared to $22.0 million for the year ended December 31, 2012. Greater interest income in 2013 due to higher average balances in loans held for investment was offset by lower yields on these loans and investment securities, resulting in a slight decrease in interest income in 2013 compared to 2012. Interest expense decreased in 2013 compared to 2012 primarily due to lower deposit costs, partially offset by higher average balances of deposits. As presented in the table below, net interest margin decreased 58 basis points to 3.89% for the year ended December 31, 2013, from 4.47% for the year ended December 31, 2012. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Average interest-earning assets increased $77.1 million, while related interest income decreased $336 thousand for the year ended December 31, 2013 compared to the year ended 2012. Average interest-bearing liabilities increased $57.3 million, while related interest expense decreased $461 thousand, for the year ended December 31, 2013 compared to the year ended 2012. Yields on interest-earning assets declined 77 basis points to 4.50% for the year ended December 31, 2013 compared to the year ended 2012, while costs of interest-bearing liabilities decreased 25 basis points to 0.81% for 2012. Our purchase of guaranteed student loans resulted in a decrease in our overall yield on interest-earning assets for the year ended 2013 compared to the year ended 2012; however, we believe these assets are an efficient use of excess liquidity and provide an adequate risk-adjusted return. Average interest-earning assets as a percentage of total assets were 93.8% and 94.9%, respectively, for the years ended December 31, 2013 and 2012. Lower average interest-earning assets as a percentage of total assets were primarily due to the addition of bank-owned life insurance (“BOLI”) in 2013 and higher average cash balances.

Our loan portfolios acquired in the merger, the Paragon Transaction and the VBB Acquisition were discounted to estimated fair values (for expected credit losses and for interest rates) immediately following the merger and the acquisitions, as applicable. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair values is being recognized (accreted) into interest income over the remaining life of the loans or the period of estimated cash flows. Amounts received in excess of the carrying value of loans accounted for on cost recovery are accreted into interest income at the time of recovery. Loan discount accretion for the years ended December 31, 2013 and 2012 was $2.6 million and $3.3 million, respectively.

For the year ended December 31, 2012, net interest income was $22.0 million compared to $16.2 million for the year ended December 31, 2011. Net interest margin decreased 41 basis points to 4.47% for the year ended December 31, 2012 compared to 4.88% for the year ended December 31, 2011. Greater net interest income was primarily due to higher average loan balances, partially offset by lower yields on loans and investments. Loan discount accretion for the years ended December 31, 2012 and 2011 was $3.3 million and $3.6 million, respectively. In addition, time deposits acquired in the merger were adjusted to fair value at the date of the merger for interest rates. The total adjustment at the date of the merger was $2.1 million and was amortized as a reduction of interest expense over a two-year period. The effect of this amortization is a decrease in interest expense of $1.1 million for the year ended December 31, 2011. This fair value adjustment had no effect on the year ended December 31, 2012. Average interest-earning assets as a percentage of total assets were 94.9% and 92.5%, respectively, for the years ended December 31, 2012 and 2011.

The following table presents the impact of purchase accounting adjustments on our net interest margin for the periods stated:

	For the Years Ended December 31,
	2013	2012	2011
Net interest margin	3.89%	4.47%	4.88%
Purchase accounting adjustments impact (1)	0.47%	0.68%	1.39%
Net interest margin excluding the impact of purchase accounting adjustments	3.42%	3.79%	3.49%

(1)	Purchase accounting adjustments for the years ended December 31, 2013 and 2012, include accretion of discounts on acquired loans. For the year ended December 31, 2011, purchase accounting adjustments include both accretion and an adjustment for interest rates on acquired time deposits.

The following tables provide a detailed analysis of the average yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated:

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31,
							2013 vs. 2012
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)		Increase	Change due to (2)
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$5,624	$1,951	0.22%	0.19%	$12	$4	$8	$1	$7
Interest-earning deposits	37,972	36,747	0.26%	0.27%	100	98	2	(1)	3
Investments	69,346	67,839	2.10%	2.39%	1,454	1,620	(166)	(202)	36
Loans held for sale	46,257	49,579	3.27%	3.51%	1,514	1,739	(225)	(113)	(112)
Guaranteed Student Loans, gross	17,039	—	3.09%	0.00%	527	—	527	—	527
Loans held for investment, gross (3)	393,851	336,914	5.59%	6.68%	22,033	22,515	(482)	(3,970)	3,488

Total interest-earning assets	570,089	493,031	4.50%	5.27%	25,640	25,976	(336)	(4,285)	3,949

Allowance for loan and lease losses	(4,570)	(4,407)
Noninterest-earning assets:
Cash and due from banks	8,819	4,112
Premises and fixed assets	5,304	5,799
Other assets	28,428	20,794

Total noninterest-earning assets	42,551	30,705

Total assets	$608,070	$519,330

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$25,478	$12,599	0.20%	0.23%	$52	$30	$22	$(5)	$27
Savings and money market deposits	230,167	205,406	0.57%	0.80%	1,316	1,642	(326)	(506)	180
Time deposits	152,864	133,915	1.14%	1.42%	1,744	1,903	(159)	(406)	247
Federal funds purchased and borrowed funds	20,861	20,176	1.79%	1.84%	374	372	2	(10)	12

Total interest-bearing liabilities	429,370	372,096	0.81%	1.06%	3,486	3,947	(461)	(927)	466

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	88,254	61,889
Other liabilities	2,451	2,335

Total noninterest-bearing liabilities	90,705	64,224

Shareholders’ equity	87,995	83,010

Total liabilities and shareholders’ equity	$608,070	$519,330

Interest rate spread (4)			3.69%	4.21%

Net interest income (5)					$22,154	$22,029	$125	$(3,358)	$3,483

Net interest margin (6)			3.89%	4.47%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income on loans in 2013 and 2012 includes $2,644 thousand and $3,335 thousand, respectively, in accretion related to acquired loans.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31,
							2012 vs. 2011
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)(9)		Increase	Change due to (2)
	2012	2011	2012	2011	2012	2011	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$1,951	978	0.19%	0.25%	$4	$2	$1	$(1)	$2
Interest-earning deposits	36,747	39,710	0.27%	0.21%	98	85	13	20	(7)
Investments	67,839	64,879	2.39%	2.97%	1,620	1,925	(305)	(389)	85
Loans held for sale	49,579	—	3.51%	0.00%	1,739	—	1,739	—	1,739
Loans held for investment, gross (3)	336,914	227,261	6.68%	7.43%	22,515	16,879	5,635	(1,833)	7,468

Total interest-earning assets	493,031	332,828	5.27%	5.68%	25,976	18,891	7,085	(2,204)	9,288

Allowance for loan and lease losses	(4,407)	(3,086)
Noninterest-earning assets:
Cash and due from banks	4,112	4,158
Premises and fixed assets	5,799	6,224
Other assets	20,794	19,602

Total noninterest-earning assets	30,705	29,984

Total assets	$519,330	$359,726

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$12,599	8,712	0.23%	0.31%	$30	$27	$2	$(8)	$10
Savings and money market deposits	205,406	106,404	0.80%	0.97%	1,642	1,034	608	(210)	819
Time deposits	133,915	119,308	1.42%	0.86%	1,903	1,032	871	732	139
Federal funds purchased and borrowed funds	20,176	23,572	1.84%	2.34%	372	553	(181)	(108)	(73)

Total interest-bearing liabilities	372,096	257,996	1.06%	1.03%	3,947	2,646	1,300	405	896

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	61,889	33,894
Other liabilities	2,335	2,068

Total noninterest-bearing liabilities	64,224	35,962

Shareholders’ equity	83,010	65,768

Total liabilities and shareholders’ equity	$519,330	$359,726

Interest rate spread (4)			4.21%	4.65%

Net interest income (5)					$22,029	$16,245	$5,784	$(2,609)	$8,393

Net interest margin (6)			4.47%	4.88%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income on loans in 2012 and 2011 includes $3,335 thousand and $3,569 thousand, respectively, in accretion related to acquired loans.
(9)	Interest expense on time deposits in 2011 is reduced by $1,052 thousand related to acquisition fair value adjustments. There is no fair value adjustment in 2012.

Noninterest Income

Noninterest income was $1.7 million for the year ended December 31, 2013 compared to $0.7 million for the year ended December 31, 2012. Higher noninterest income in 2013 was primarily due to higher service charges and fees on deposit accounts, including fees from treasury management services, earnings on BOLI, and income from derivative products. Additionally, noninterest income in 2013 included a gain of $361 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition, while in the 2012 period noninterest income included net losses on sales and write-downs of OREO of $11 thousand.

Noninterest Expense

For the year ended December 31, 2013, noninterest expense was $19.3 million compared to $18.1 million for the year ended December 31, 2012. Greater noninterest expenses in 2013 were primarily due to higher compensation and benefit costs of $738 thousand, higher bank franchise taxes of $173 thousand, and higher FDIC insurance of $83 thousand. Compensation and benefit costs increases were primarily due to the addition of relationship managers and performance-based incentives. Higher bank franchise taxes, which are capital based, and higher FDIC insurance increased due to growth in our balance sheet. The addition of guaranteed student loans in 2013 increased noninterest expense by $138 thousand due to servicing fees paid to a third-party for servicing these loans.

Income Taxes

For the year ended December 31, 2013, we reported income tax expense of $1.1 million compared to an income tax benefit of $4.6 million for the year ended 2012. The income tax benefit in 2012 included a $5.0 million deferred tax benefit recorded in the third quarter due to the reversal of the valuation allowance recorded against our net deferred tax asset.

As of September 30, 2012, we assessed the need for a valuation allowance, evaluating both positive and negative evidence, and concluded that it was more likely than not that our deferred taxes would be utilized in future periods. Our evaluation considered the following positive evidence:

•	We were in a positive cumulative pre-tax income position for the period since the merger with First Bankshares.

•	Our quarterly pre-tax operating results had improved each of the prior four quarters ending September 30, 2012.

•	Our financial projections were sufficient to absorb net deferred tax assets.

•	We expected to generate taxable income, before the utilization of net operating losses, in 2012 and in future years.

•	Deferred tax assets included $2.3 million related to $6.8 million of net operating losses, which under current law, can be carried forward for 20 years.

•	We believed we have not experienced a “change in control,” as defined under Internal Revenue Code Section 382 and related regulations, since the effective date of the merger with First Bankshares in 2009. Accordingly, we believed we had incurred no limitations on the use of our net operating losses.

•	We believed our allowance for loan and lease losses plus discounts recorded on acquired loans to be adequate to avoid significant charges to net income related to problem loans.

•	A significant portion of our net interest income is based on long-term contracts with a significant number of customers.

As of September 30, 2012, we also considered the following negative evidence:

•	We did not have taxable income in carryback periods available to offset existing deferred tax assets.

•	We had no executable tax planning strategies to utilize future tax deductible amounts.

•	We operate in a competitive and highly-regulated industry, which could impact our future profitability.

Based on the above evaluation, we concluded, and continue to conclude as of December 31, 2013, it is more likely than not that our deferred taxes will be utilized in future periods.

Our net deferred tax assets as of December 31, 2013 and 2012 were $4.3 million and $4.1 million, respectively.

Financial Condition

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	December 31, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,693	$45,338	4.54	2.09%
- Variable rate	4,903	4,852	4.20	1.68%
Municipals
- Taxable	9,810	8,970	9.23	2.71%
- Tax exempt (1)	1,634	1,573	8.12	2.95%
Collateralized mortgage obligations	8,940	8,452	4.01	2.18%

Total securities available for sale	$70,980	$69,185	5.16	2.17%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

	December 31, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$42,804	$44,240	2.59	2.16%
- Variable rate	2,038	2,181	11.20	3.21%
Municipals	1,050	1,000	9.25	2.80%
Collateralized mortgage obligations	9,977	10,130	2.84	1.85%

Total securities available for sale	$55,869	$57,551	3.08	2.16%

	December 31, 2011
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$53,518	$54,771	2.81	2.57%
- Variable rate	2,489	2,620	11.08	3.11%
Collateralized mortgage obligations	9,866	10,065	3.19	2.76%
Trust preferred securities	1,123	1,010	15.29	7.75%

Total securities available for sale	$66,996	$68,466	3.39	2.70%

The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	December 31, 2013
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$26,308	1.88%	$19,030	2.37%	$45,338	2.09%
- Variable rate	—	—	—	—	—	—	4,852	1.68%	4,852	1.68%
Municipals
- Taxable	—	—	—	—	5,343	2.63%	3,627	2.81%	8,970	2.71%
- Tax exempt (1)	—	—	—	—	1,573	2.95%	—	—	1,573	2.95%
Collateralized mortgage obligations	—	—	—	—	—	—	8,452	2.18%	8,452	2.18%

Total securities available for sale	$—	—	$—	—	$33,224	2.05%	$35,961	2.07%	$69,185	2.17%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	December 31, 2013
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$39,903	$39,704	45.5%
- Federal Home Loan Mortgage Corporation	9,675	9,479	11.0%

Loans

The following table presents our loan portfolio, by loan category and percentage to total loans for loans held for investment, as of the dates stated:

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$246,324	45.75%	$203,880	53.11%	$168,417	51.64%	$68,045	44.43%	$43,467	42.59%
Commercial real estate	172,711	32.08%	150,796	39.28%	126,525	38.80%	57,035	37.24%	34,979	34.28%
Residential real estate	22,004	4.09%	24,291	6.33%	25,847	7.93%	23,337	15.24%	22,061	21.62%
Consumer	3,191	0.59%	4,886	1.27%	5,285	1.62%	4,715	3.08%	1,524	1.49%
Guaranteed student loans	94,028	17.46%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Overdrafts	184	0.03%	28	0.01%	65	0.01%	14	0.01%	19	0.02%

Loans held for investment	$538,442	100.00%	$383,881	100.00%	$326,139	100.00%	$153,146	100.00%	$102,050	100.00%
Allowance for loan and lease losses	(5,305)		(4,875)		(4,280)		(1,766)		—

Loans held for investment, net of allowance	533,137		379,006		321,859		151,380		102,050
Loans held for sale	3,363		80,867		—		—		—

Total loans	$536,500		$459,873		$321,859		$151,380		$102,050

The following tables provide the maturity analysis of our loan portfolio as of the dates presented based on whether loans are variable-rate or fixed-rate loans:

	December 31, 2013
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$102,663	$79,277	$9,980	$89,257	$43,496	$8,522	$52,018	$243,938
Commercial real estate (2)	57,749	78,167	8,489	86,656	23,029	4,394	27,423	171,828
Residential real estate (3)	6,994	3,615	5,006	8,621	5,355	481	5,836	21,451
Consumer	2,242	319	69	388	559	2	561	3,191
Guaranteed student loans	30	1,247	92,751	93,998	—	—	—	94,028
Overdrafts	185	—	—	—	—	—	—	185

Total loans	$169,863	$162,625	$116,295	$278,920	$72,439	$13,399	$85,838	$534,621

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $874 thousand in nonaccrual variable-rate loans.
(2)	Excludes $384 thousand in nonaccrual fixed-rate loans and $499 thousand in nonaccrual variable-rate loans.
(3)	Excludes $119 thousand in nonaccrual fixed-rate loans and $434 thousand in nonaccrual variable-rate loans.

	December 31, 2012
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$94,697	$65,316	$1,313	$66,629	$35,305	$5,402	$40,707	$202,033
Commercial real estate (2)	58,309	62,117	9,988	72,105	16,443	791	17,234	147,648
Residential real estate (3)	8,515	5,740	3,473	9,213	5,736	753	6,489	24,217
Consumer	3,634	701	5	706	535	11	546	4,886
Overdrafts	28	—	—	—	—	—	—	28

Total loans	$165,183	$133,874	$14,779	$148,653	$58,019	$6,957	$64,976	$378,812

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.2 million in nonaccrual fixed-rate loans and $925 thousand in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans and $35 thousand in nonaccrual variable-rate loans.

	December 31, 2011
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$67,515	$50,694	$4,953	$55,647	$40,672	$4,078	$44,750	$167,912
Commercial real estate (2)	28,075	51,678	5,601	57,279	34,704	1,211	35,915	121,269
Residential real estate (3)	3,931	7,706	3,953	11,659	6,291	3,841	10,132	25,722
Consumer	2,518	1,827	251	2,078	680	10	690	5,286
Overdrafts	65	—	—	—	—	—	—	65

Total loans	$102,104	$111,905	$14,758	$126,663	$82,347	$9,140	$91,487	$320,254

(1)	Excludes $504 thousand in nonaccrual fixed-rate loans.
(2)	Excludes $5.3 million in nonaccrual variable-rate loans.
(3)	Excludes $125 thousand in nonaccrual fixed-rate loans.

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies and guidelines designed to control both the types and amounts of risks we take and to minimize losses. Such policies and guidelines include loan underwriting parameters, loan-to-value parameters, credit monitoring guidelines, adherence to regulations and other prudent credit practices. Loans secured by real estate comprised 47.9% of our loan portfolio as of December 31, 2013 and 68.0% as of December 31, 2012. Commercial real estate loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-service coverage ratios as well. Residential real estate loans consist of first and second lien loans, including home equity lines and credit loans, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Allowance for Loan and Lease Losses

The following table presents our allowance for loan and lease losses by loan type and the percent of loans in each category to total loans held for investment, as of the dates stated:

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$2,148	45.75%	$1,523	53.11%	$748	51.64%	$470	44.43%	$1,246	42.59%
Commercial real estate	2,756	32.08%	3,086	39.28%	3,370	38.80%	1,106	37.24%	4,980	34.28%
Residential real estate	194	4.09%	245	6.33%	133	7.93%	164	15.24%	434	21.62%
Consumer	12	0.62%	21	1.28%	29	1.63%	26	3.09%	40	1.51%
Guaranteed student loans	195	17.46%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total allowance for loan and lease losses	5,305	100.00%	4,875	100.00%	4,280	100.00%	1,766	100.00%	6,700	100.00%
Acquisition fair value adjustment	—		—		—		—		(6,700)

Total allowance for loan and lease losses	$5,305		$4,875		$4,280		$1,766		$—

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	December 31,
	2013	2012	2011	2010	2009
Balance at beginning of period	$4,875	$4,280	$1,766	$—	$1,687
Charge-offs:
Commercial and industrial	51	51	333	—	187
Commercial real estate	815	1,127	973	200	133
Residential real estate	52	—	93	52	215
Consumer	16	2	3	1	5
Guaranteed student loans	—	—	—	—	—
Overdrafts	9	9	13	15	—

Total charge-offs	943	1,189	1,415	268	540

Recoveries:
Commercial and industrial	—	—	72	—	32
Commercial real estate	—	20	12	43	19
Residential real estate	—	—	—	—	—
Consumer	—	3	—	—	1
Guaranteed student loans	—	—	—	—	—
Overdrafts	2	1	2	1	—

Total recoveries	2	24	86	44	52

Net charge-offs	941	1,165	1,329	224	488

Provision for loan and lease losses	1,486	1,819	4,005	1,990	5,501
Amount for unfunded commitments	(115)	(59)	(162)	—	—

Allowance after additions	5,305	4,875	4,280	1,766	6,700
Acquisition fair value adjustment	—	—	—	—	(6,700)

Balance at end of period	$5,305	$4,875	$4,280	$1,766	$—

For the years ended December 31, 2013 and 2012, we recorded provision for loan and lease losses of $1.5 million and $1.8 million, respectively. Lower provision expense in 2013 was primarily due to lower impairments recorded on acquired credit-impaired loans in 2013. In 2013, we recorded $191 thousand of impairment related to these loans, whereas in 2012, we recorded $677 thousand of impairment.

Our allowance for loan and lease losses on guaranteed student loans is based on historical default rates for similar types of loans applied to the portion of the carrying value in these loans that is not subject to federal guaranty.

The allowance for loan and lease losses excludes discounts recorded on our acquired loan portfolios, which as of December 31, 2013 and 2012 were $4.4 million and $8.1 million, respectively. Immediately following the merger, the allowance for loan and lease losses was reduced to $0, and loans were recorded at estimated fair value in accordance with acquisition accounting by recording an adjustment of $6.7 million. Likewise, the loans acquired in the Paragon Transaction and the VBB Acquisition were recorded at estimated fair values at the date of acquisition by recording a fair value adjustment of $1.8 million and $14.0 million, respectively.

Our purchased credit-impaired loans accounted for under ASC 310-30 require us to periodically re-evaluate the timing and amount of expected future cash flows. Any deterioration in the timing and/or amount of cash flows results in an impairment charge which is reported as a provision for loan and lease losses in net income and a component of our allowance for loan and lease losses. For the period ended December 31, 2013, $191 thousand was included in our provision for loan and lease losses related to the re-evaluation of our purchased credit-impaired loans, and as of December 31, 2013, our allowance for loan and lease losses included $420 thousand for these loans. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that improve compared to those previously determined, some portion of the impairment could be reversed.

The following table presents the activity in our discounts recorded for acquired loans as of the dates stated:

	December 31, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(2,644)	(3,335)
Disposals (2)	(1,048)	(2,539)

Balance at end of period	$4,441	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $85 thousand relates to loans reclassified as OREO.

Nonperforming Assets

It is our general policy to discontinue the accrual of interest income on our nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to principal or interest or when there is serious doubt as to collectability, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. We do not discontinue the accrual of interest income on guaranteed student loans when 90 days or greater past due, as a significant portion of principal and accrued interest carries a federal guaranty. As of December 31, 2013, there were no loans 90 days or greater past due with respect to principal or interest for which interest was accruing.

As of December 31, 2013 and 2012, we had $199 thousand and $276 thousand, respectively, in OREO. OREO held at December 31, 2013 consisted of residential properties and undeveloped land. OREO valuations are evaluated periodically, and any necessary reserve to carry the asset at the lower or carrying value or fair value is recorded as a charge to net income.

The following table summarizes our nonperforming assets as of the dates stated:

	December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans	$3,822	$5,069	$5,862	$2,841	$4,129
Other real estate owned	199	276	808	1,485	464

Total nonperforming assets	$4,021	$5,345	$6,670	$4,326	$4,593

Nonperforming assets as a percentage of total loans held for investment	0.75%	1.39%	2.05%	2.82%	4.50%
Nonperforming assets as a percentage of total assets	0.59%	0.95%	1.40%	1.72%	2.28%
Net charge-offs as a percentage of average loans held for investment	0.22%	0.35%	0.58%	0.18%	N/A
Allowance for loan and lease losses as a percentage of total loans held for investment	0.99%	1.27%	1.31%	1.15%	N/A
Allowance for loan and lease losses to nonaccrual loans	138.78%	96.16%	73.01%	62.16%	N/A

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of December 31, 2013 totaled $569.2 million, an increase of 26%, compared to deposits of $453.2 million as of December 31, 2012. Demand deposits, including money market accounts, increased $41.9 million, or 13%, over balances at December 31, 2012, while time deposits increased $73.3 million, or 56%. Of the increase in demand deposits, over 97% was in noninterest-bearing deposit accounts. Of the increase in time deposits, $38.5 million was in brokered deposits. As of December 31, 2013, $71.3 million of our deposits were in Insured Cash Sweep (“ICS”) and brokered CDs, which we refer to as brokered deposits. As of December 31, 2012, $28.5 million of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”) and ICS, which we referred to as brokered deposits.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated. Rates on time deposits in 2011 include the impact of purchase accounting adjustments.

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$88,254	—	$61,889	—	$33,894	—
Interest-bearing deposits:
Demand and money market	251,110	0.54%	214,194	0.77%	111,554	0.96%
Savings accounts	4,535	0.29%	3,811	0.40%	3,562	0.50%
Time deposits $100,000 or greater	95,490	1.01%	72,594	1.32%	64,122	1.10%
Time deposits less than $100,000	57,374	1.36%	61,321	1.54%	55,186	0.59%

Total interest-bearing deposits	408,509	0.76%	351,920	1.02%	234,424	0.89%

Total average deposits	$496,763	0.63%	$413,809	0.86%	$268,318	0.78%

Maturities of large denomination time deposits (equal or greater than $100,000) as of December 31, 2013 were as follows:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$5,936	$27,791	$69,326	$43,780	$146,833	25.80%

Borrowings

The following table summarizes the year-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	December 31, 2013				December 31, 2012				December 31, 2011
	Year- End Balance	Highest Month- End Balance	Average Balance	Weighted Average Rate	Year- End Balance	Highest Month- End Balance	Average Balance	Weighted Average Rate	Year- End Balance	Highest Month- End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$247	0.58%	$—	$—	$134	0.76%	$—	$2,191	$296	0.90%
Other borrowings	—	5,000	805	0.31%	—	—	42	0.44%	—	1,000	779	0.55%

Total short-term borrowings	$—	$5,000	$1,052	0.37%	$—	$—	$176	0.69%	$—	$3,191	$1,075	0.65%

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

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. During the second quarter of 2013, we entered into a forward-starting swap, whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of this borrowing. The derivatives are designated as a cash flow hedges, whereby the effective portion of the hedge is recorded in accumulated other comprehensive (loss) income. The amount reported in accumulated other comprehensive (loss) income as of December 31, 2013 and 2012 related to these derivatives was an unrealized gain of $13 thousand (net of tax of $7 thousand) and an unrealized loss of $186 thousand (net of tax of $96), respectively. As of December 31, 2013, the ineffective portion of the derivatives was insignificant.

We have an agreement with the counterparty to our derivatives that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contract. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of December 31, 2013, $250 thousand had been pledged as collateral under the agreement, as the valuation of the derivative had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreement, we could be required to settle obligations under the agreement at termination value. As of December 31, 2013, an asset of $192 thousand was recorded in other assets and a hedge liability of $191 thousand was recorded in other liabilities on the consolidated balance sheets related to these derivatives.

For the period ended December 31, 2013, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, was 1.85%.

Liquidity and Capital Adequacy

In the year ended December 31, 2013, cash and cash equivalents increased $18.3 million to $30.7 million, from $12.4 million at December 31, 2012. Net cash provided by operating activities was $80.6 million for the year ended December 31, 2013 compared to net cash used in operating activities of $77.1 million for the year ended December 31, 2012. The primary source of cash from operating activities in 2013 was the decrease in the purchase of loans held for sale that represented our participation in a mortgage warehouse lending program. Net cash used in investing activities was $177.9 million for the year ended December 31, 2013 compared to net cash used in investing activities of $44.6 million for the year ended 2012. The greater use of cash in the 2013 period was primarily due to net purchases of securities of $15.4 million, an increase in loans held for investment of $97.3 million, and the purchase of BOLI of $9.5 million. The increase in loans held for investment includes $94.0 million of guaranteed student loans, which we began purchasing in the third quarter of 2013. Net cash provided by financing activities in the year ended December 31, 2013 was $115.6 million compared to net cash provided by financing activities of $78.3 million for the year ended 2012. Cash provided by financing activities in 2013 was primarily due an increase in time deposits of $73.3 million and an increase in demand and savings deposits of $42.6 million. In the third quarter of 2013, we began a share repurchase program and $296 thousand was paid for the repurchase of our common stock.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses, fund increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of loans and deposits within certain businesses and industries, competition for loans and deposits, and our overall financial condition and cash flows.

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $9.0 million. This line is for short-term liquidity needs, expires in March 2015, and is subject to the prevailing federal funds interest rate.

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of December 31, 2013 was $181.3 million based the most recent prior quarter-end, and with lendable collateral. Pledged collateral for this facility as of December 31, 2013 was $58.1 million. Under this facility, we have one non-amortizing term loan outstanding for $20 million. Credit availability under the FRB facility was $112.1 million as of December 31, 2013, which is also based on pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of December 31, 2013.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5 million expires on June 30, 2014. The remainder of the lines of credit can be cancelled at any time. As of December 31, 2013, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan set forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012, which were met. Subsequent to meeting the requirements of set forth in this business plan, we are required to maintain capital ratios categorizing us as “well capitalized.” As of December 31, 2012, we met all minimum capital adequacy requirements to which we were subject, including those contained in our business plan as submitted to the Federal Reserve, and are categorized as “well-capitalized.”

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The phase-in period for this rule is not scheduled to begin until January 2015. Although we must generally begin complying with the Basel III Rules on January 1, 2015, we would satisfy the higher capital ratios imposed by the Basel III Rules as of December 31, 2013.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. The following table presents our Tier 1 and Tier 2 capital ratios as of the date stated, and regulatory minimum capital ratios and “well-capitalized” ratios as defined by our regulators. Since December 31, 2013, there are no conditions or events that management believes have changed our status as “well-capitalized.”

	December 31, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	10.37%	10.52%	12.78%	12.90%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	13.16%	13.35%	15.25%	15.39%	4.00%	> 6.00%
Total risk-based capital ratio	14.23%	14.42%	16.38%	16.52%	8.00%	> 10.00%

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

The balance sheet may be asset or liability sensitive at a given time. We intend to manage the Bank’s asset or liability sensitivity to optimize earnings and to minimize interest rate risk to preserve capital within policy limits, while optimizing the return to our shareholders.

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

A negative interest-sensitive gap results when interest-sensitive liabilities exceed interest-sensitive assets for a specific re-pricing “time horizon.” The gap is positive when interest-sensitive assets exceed interest-sensitive liabilities for a given time horizon. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income, and falling rates would be expected to have a negative effect. The table below reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Variable-rate loans are reflected at the earliest re-pricing interval since they re-price according to their terms. Borrowed funds are reflected in the earliest contractual re-pricing interval. Interest-bearing liabilities, with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in expected re-pricing intervals. Time deposits and fixed-rate loans are reflected at their respective contractual maturity dates.

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest-sensitive assets exceed interest-sensitive liabilities, resulting in an asset-sensitive position as of December 31, 2013 of $232.5 million. This net asset-sensitive position was a result of $478.3 million in interest-sensitive assets being available for re-pricing during the next 12 months and $245.8 million in interest-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of December 31, 2013 is considered by management to be favorable in a flat to increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$14,227	$—	$—	$—	$24,944
Fed funds sold	5,749	—	—	—	5,749
Securities	7,860	5,467	16,084	41,568	69,185
Loans	435,592	9,126	22,378	70,628	541,805
Allowance for loan and lease losses	—	—	—	—	(5,305)
Premises and equipment	—	—	—	—	5,069
Intangibles	—	—	—	—	15,624
OREO	—	—	—	—	199
Deferred tax asset	—	—	—	—	4,345
Bank owned life insurance	—	—	—	—	9,690
Other assets	326	—	—	4,159	8,591

Total assets	$463,754	$14,593	$38,462	$116,355	$679,896

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$116,082
Interest-bearing deposits	103,827	141,978	179,629	27,683	453,116
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	3,012
Shareholders’ equity	—	—	—	—	87,686

Total liabilities and equity	$103,827	$141,978	$199,629	$27,683	$679,896

Discrete gap:	$359,927	$(127,385)	$(161,167)	$88,672
Cumulative gap:	$359,927	$232,542	$71,375	$160,047

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding, including letters of credit, as of the date stated:

December 31, 2013
Commercial lines of credit	$69,286
Commercial real estate	49,148
Residential real estate	7,183
Consumer	481
Letters of credit	6,796
Loans held for sale	5,637

Total commitments	$138,531

We have four non-cancelable agreements to lease four banking facilities with, as of December 31, 2013, remaining terms of three to six years. The following table presents the current minimum annual commitments under non-cancelable leases in effect at December 31, 2013 for the dates stated:

Year	Commitment
2014	$927
2015	971
2016	718
2017	560
2018	522
Thereafter	229

Total lease commitments	$3,927

In addition, we have a commitment to invest in a limited partnership that operates as a small business investment company. As of December 31, 2013, we had invested $300 thousand in the partnership. An additional $700 thousand will be funded at the request of the general partner of the partnership.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting us are described in the notes to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenith Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of Xenith Bankshares, Inc. and subsidiary (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and subsidiary as of December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 11, 2014

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

(in thousands, except share data)	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$24,944	$9,457
Federal funds sold	5,749	2,906

Total cash and cash equivalents	30,693	12,363
Securities available for sale, at fair value	69,185	57,551
Loans held for sale	3,363	80,867
Loans held for investment, net of allowance for loan and lease losses, 2013 - $5,305; 2012 - $4,875	533,137	379,006
Premises and equipment, net	5,069	5,397
Other real estate owned	199	276
Goodwill and other intangible assets, net	15,624	15,989
Accrued interest receivable	2,403	1,606
Deferred tax asset	4,345	4,094
Bank owned life insurance	9,690	—
Other assets	6,188	6,057

Total assets	$679,896	$563,206

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$359,455	$317,526
Savings	4,785	4,069
Time	204,958	131,636

Total deposits	569,198	453,231
Accrued interest payable	215	232
Borrowings	20,000	20,000
Other liabilities	2,797	2,196

Total liabilities	592,210	475,659

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of December 31, 2013 and 2012; 8,381 shares issued and outstanding as of December 31, 2013 and 2012	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2013 and 2012; 10,437,630 shares issued and outstanding as of December 31, 2013 and 10,488,060 shares issued and outstanding as of December 31, 2012	10,438	10,488
Additional paid-in capital	71,797	71,414
Accumulated deficit	(1,758)	(3,660)
Accumulated other comprehensive (loss) income, net of tax	(1,172)	924

Total shareholders’ equity	87,686	87,547

Total liabilities and shareholders’ equity	$679,896	$563,206

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands, except per share data)	December 31, 2013	December 31, 2012
Interest income
Interest and fees on loans	$24,074	$24,254
Interest on securities	1,249	1,437
Interest on federal funds sold and deposits in other banks	310	285

Total interest income	25,633	25,976

Interest expense
Interest on deposits	2,148	2,656
Interest on time certificates of $100,000 and over	964	919
Interest on federal funds purchased and borrowed funds	374	372

Total interest expense	3,486	3,947

Net interest income	22,147	22,029
Provision for loan and lease losses	1,486	1,819

Net interest income after provision for loan and lease losses	20,661	20,210

Noninterest income
Service charges on deposit accounts	442	304
Net gain (loss) on sale and write-down of other real estate owned and other collateral	324	(11)
Gain on sales of securities	291	220
Increase in cash surrender value of bank owned life insurance	190	—
Other	449	230

Total noninterest income	1,696	743

Noninterest expense
Compensation and benefits	11,317	10,579
Occupancy	1,499	1,439
FDIC insurance	409	326
Bank franchise taxes	788	615
Technology	1,611	1,580
Communications	258	272
Insurance	297	295
Professional fees	1,083	1,187
Other real estate owned	39	16
Amortization of intangible assets	365	365
Guaranteed student loan servicing	138	—
Other	1,502	1,470

Total noninterest expense	19,306	18,144

Income before income tax	3,051	2,809
Income tax expense (benefit)	1,065	(4,570)

Net income	1,986	7,379

Preferred stock dividend	(84)	(89)

Net income available to common shareholders	$1,902	$7,290

Earnings per common share (basic and diluted):	$0.18	$0.70

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands)	December 31, 2013	December 31, 2012
Net income	$1,986	$7,379
Other comprehensive (loss) income, before taxes:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the year	(3,186)	432
Reclassification adjustment for gains included in net income	(291)	(220)

Unrealized (loss) gain on available-for-sale securities	(3,477)	212

Unrealized loss on derivative:
Unrealized gain (loss) arising during the year	164	(375)
Reclassification adjustment for losses included in net income	138	101

Unrealized gain (loss) on derivative	302	(274)

Other comprehensive loss, before taxes	(3,175)	(62)

Income tax benefit (expense) related to other comprehensive income	1,079	(476)

Comprehensive (loss) income	$(110)	$6,841

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance - January 1, 2012	$8,381	$10,447	$70,964	$(10,950)	$1,462	$80,304

Net income	—	—	—	7,379	—	7,379
Share-based compensation expense	—	—	301	—	—	301
Issuance of common stock	—	41	149	—	—	190
Dividend on preferred stock	—	—	—	(89)	—	(89)
Change in net unrealized gain on available-for-sale securities, net of tax of $572	—	—	—	—	(360)	(360)
Change in net unrealized loss on derivative, net of tax of $96	—	—	—	—	(178)	(178)

Balance - December 31, 2012	$8,381	$10,488	$71,414	$(3,660)	$924	$87,547

Net income	—	—	—	1,986	—	1,986
Share-based compensation expense	—	—	629	—	—	629
Repurchase of common stock	—	(50)	(246)	—	—	(296)
Dividend on preferred stock	—	—	—	(84)	—	(84)
Change in net unrealized loss on available-for-sale securities, net of tax of $1,182	—	—	—	—	(2,295)	(2,295)
Change in net unrealized gain on derivative, net of tax of $103	—	—	—	—	199	199

Balance - December 31, 2013	$8,381	$10,438	$71,797	$(1,758)	$(1,172)	$87,686

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands)	December 31, 2013	December 31, 2012
Cash flows from operating activities
Net income	$1,986	$7,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,486	1,819
Depreciation and amortization	1,209	1,300
Net amortization of securities	620	745
Accretion of acquisition accounting adjustments	(2,644)	(3,335)
Deferred tax expense (benefit)	957	(4,570)
Gain on sales of securities	(291)	(220)
Share-based compensation expense	629	301
Net (gain) loss on sale and write-down of other real estate owned and other collateral	(324)	11
Increase in cash surrender value of bank owned life insurance	(190)	—
Change in operating assets and liabilities:
Originations of loans held for sale	(456,845)	(712,108)
Proceeds from sales of loans held for sale	534,349	631,241
Accrued interest receivable	(797)	(131)
Other assets	(98)	481
Accrued interest payable	(17)	(119)
Other liabilities	577	59

Net cash provided by (used in) operating activities	80,607	(77,147)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	26,527	26,107
Purchases of securities	(41,968)	(15,505)
Net increase in loans held for investment	(152,858)	(55,572)
Net proceeds from sale of other real estate owned and other collateral	401	522
Purchases of bank owned life insurance	(9,500)	—
Net purchase of premises and equipment	(516)	(324)
Sale of FRB and FHLB stock	50	162

Net cash used in investing activities	(177,864)	(44,610)

Cash flows from financing activities
Net increase in demand and savings deposits	42,645	90,046
Net increase (decrease) in time deposits	73,322	(11,822)
Proceeds from the issuance of common stock	—	190
Repurchase of common stock	(296)	—
Preferred stock dividend	(84)	(89)

Net cash provided by financing activities	115,587	78,325

Net increase (decrease) in cash and cash equivalents	18,330	(43,432)
Cash and cash equivalents
Beginning of period	12,363	55,795

End of period	$30,693	$12,363

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$3,502	$4,066

Income taxes	$295	$—

Transfer of loans to foreclosed assets	$327	$459

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

Note 1—Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of December 31, 2013, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

On September 21, 2011, as part of the Small Business Lending Fund of the United States Department of the Treasury (“U.S. Treasury”), the company entered into a Small Business Lending Fund-Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the U.S. Treasury, pursuant to which the company sold 8,381 shares of the company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, (“SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

All dollar amounts included in the tables in these notes are in thousands, except share data.

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

Accounting for Acquisitions

The merger, the Paragon Transaction and the VBB Acquisition were determined to be acquisitions of businesses and were accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), with the assets acquired and liabilities assumed pursuant to the business combinations recorded at estimated fair values as of the effective date of the acquisitions. The determination of fair values requires management to make estimates about future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made.

Cash and Cash Equivalents

The company considers all highly-liquid debt instruments with original maturities, or maturities when purchased, of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, due from banks and federal funds sold.

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

As of December 31, 2013, the company holds no trading securities or held-to-maturity securities. Purchased premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Gains or losses on disposition of securities are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to net income, resulting in the establishment of a new cost basis for the security.

Loans Held for Sale

Loans held for sale represent loans held through the company’s sub-participation with a commercial bank (the “participating bank”), whereby the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. These loans are held for short periods, usually less than 30 days and more typically 10-25 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

Loans Held for Investment

Loans held for investment are carried at their principal amount outstanding net of unamortized fees, origination costs and, in the case of acquired loans, unaccreted fair value adjustments. Interest income is recorded as earned on an accrual basis. Generally, the accrual of interest income is discontinued when a loan is 90 days or greater past due as to principal or interest or when the collection of principal and/or interest is in doubt, which may occur in advance of the loan being past due 90 days. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. The accrual of interest is not discontinued on loans past due 90 days or greater if the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. Loan origination fees, net of origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The company uses the allowance method in providing for possible loan losses.

Management considers loans to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, payment history, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk ratings and loan review. Impaired loans are measured using either the discounted expected cash flows or the value of collateral (less costs of disposal). All nonperforming loans are considered to be impaired loans.

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

In applying ASC 310-30 to acquired loans, the company must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments and the liquidation value and timing of underlying collateral, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools, if the loans have common risk characteristics. The company has estimated cash flows expected to be collected on a loan-by-loan basis.

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated acquisition-date fair value is referred to as the accretable yield and is accreted into interest income over the period of expected cash flows from the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference.

ASC 310-30 requires periodic re-evaluation of expected cash flows for acquired credit-impaired loans subsequent to acquisition date. Decreases in the amount or timing of expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Impairment charges are recorded as an increase in the provision for loan and lease losses in the company’s consolidated statements of operations and an increase in the allowance for loan and lease losses in the company’s consolidated balance sheets. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The new accretable yield is recognized in income over the remaining period of expected cash flows from the loan. The company re-evaluates expected cash flows no less frequent than annually and generally on a quarterly basis.

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

The allowance for loan and lease losses is based on management’s periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans, as well as loss history from banks in Virginia and across the country. In evaluating the loan portfolio, management considers qualitative factors, including general economic conditions, nationally and in the company’s target markets, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors are estimates and may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

In assessing the adequacy of the allowance for loan and lease losses, the company evaluates loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on management’s assessment of the borrower’s financial capacity and the other is based on the type of our collateral and estimated loan to value. In addition to risk ratings, management considers internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to policies, and external observable data such as industry and general economic trends.

In evaluating loans accounted for under ASC 310-30, management must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including management’s knowledge of the borrower’s financial condition at the time of measurement, historical payment activity, and the estimated liquidation value of underlying collateral, in addition to other factors. Upon re-estimation, any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan and lease losses in net income and a component of the company’s allowance for loan and lease losses. A subsequent improvement in the expected timing or amount of future cash flows for those loans could result in the reduction of the allowance for loan and lease losses and an increase in our net income.

In evaluating the company’s acquired guaranteed student loans, the allowance for loan and lease losses is based on historical default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company’s allowance for loan and lease losses. Such agencies may require the company to recognize additions or reductions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

Premises, Equipment and Depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation or amortization. Premises and equipment acquired pursuant to a business combination are recorded at estimated fair values as of the acquisition date. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred. The costs of major additions and improvements are capitalized and depreciated over their estimated useful lives. Depreciable lives for major categories of assets are as follows:

Building and improvements	5 to 40 years
Equipment, furniture and fixtures	3 to 20 years

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value less costs of disposal at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations, and, if required, a reserve is established to reflect the net carrying amount of the assets at the lower of carrying value or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of other real estate owned are included in net income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. The company’s recorded goodwill results from the merger with First Bankshares. Management has concluded that none of its recorded goodwill was impaired as of the testing date, which was October 31, 2013. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. The company’s core deposit intangibles were acquired in the merger and the Paragon Transaction and are being amortized on a straight-line basis over 10 years. The company has not identified any events or circumstances that would indicate impairment in the carrying amounts of other intangibles.

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

In accordance with ASC 740-10, any estimated tax exposure items identified are required to be considered in a tax contingency reserve. Changes in any tax contingency reserve would be based on specific developments, events or transactions.

Share-based Compensation

The company accounts for share-based compensation awards at the estimated fair value at the grant date of the award, and compensation expense for the grant-date fair value of the award is recognized over the requisite service period in which the awards are expected to vest.

Derivatives

The company uses interest rate derivatives to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to interest rate swaps whereby the company pays fixed amounts to a counterparty in exchange for receiving variable payments over the life of an underlying agreement without the exchange of underlying notional amounts.

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

The company has derivatives that are not designated as hedges and are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in noninterest income on the consolidated statements of operations.

Bank Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”), which is life insurance purchased by the Bank on a selected group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is recorded in the company’s balance sheet at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in noninterest income on the statements of operations. The Bank has rights under the insurance contracts to redeem them for book value at any time.

Note 3—Restrictions on Equity Securities and Cash

As a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank is required to own shares of Federal Reserve stock in an amount equal to 0.06% of total capital stock and surplus. As a member of the Federal Home Loan Bank ( “FHLB”), the Bank is required to own shares of FHLB capital stock in an amount equal to at least 0.12% of total assets plus 4.50% of any outstanding advances.

Federal Reserve stock and FHLB stock are carried at cost. As of December 31, 2013 and 2012, the Bank had $4.2 million and $4.2 million, respectively, in Federal Reserve and FHLB stock, which is included in other assets on the company’s consolidated balance sheets.

Additionally, to comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to December 31, 2013 and 2012 was $8.5 million and $3.1 million, respectively.

Note 4—Securities

The following tables present the book value and fair value of available-for-sale securities as of the dates stated:

	December 31, 2013
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$45,693	$368	$(724)	$45,337
- Variable rate	4,903	77	(128)	4,852
Municipals
- Taxable	9,810	—	(840)	8,970
- Tax exempt	1,634	—	(61)	1,573
Collateralized mortgage obligations	8,940	57	(544)	8,453

Total securities available for sale	$70,980	$502	$(2,297)	$69,185

	December 31, 2012
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$42,804	$1,436	$—	$44,240
- Variable rate	2,038	143	—	2,181
Municipals	1,050	—	(50)	1,000
Collateralized mortgage obligations	9,977	158	(5)	10,130

Total securities available for sale	$55,869	$1,737	$(55)	$57,551

As of December 31, 2013 and 2012, the company had securities with a fair value of $6.3 million and $6.4 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of available-for-sale securities by contractual maturity as of the date stated:

	December 31, 2013
	Book Value	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	33,795	33,223
Due after ten years	37,185	35,962

Total securities available for sale	$70,980	$69,185

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	December 31, 2013
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	10	$26,610	$(724)	$—	$—	$26,610	$(724)
- Variable rate	2	3,214	(128)	—	—	3,214	(128)
Municipals
- Taxable	5	8,069	(697)	901	(143)	8,970	(840)
- Tax exempt	1	1,573	(61)	—	—	1,573	(61)
Collateralized mortgage obligations	3	6,361	(544)	—	—	6,361	(544)

Total securities	21	$45,827	$(2,154)	$901	$(143)	$46,728	$(2,297)

	December 31, 2012
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipals	1	$1,000	$(50)	$—	$—	$1,000	$(50)
Collateralized mortgage obligations	1	3,288	(5)	—	—	3,288	(5)

Total securities	2	$4,288	$(55)	$—	$—	$4,288	$(55)

All securities held as of December 31, 2013 were investment grade. The unrealized loss position at December 31, 2013 was directly related to interest rate movements and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at December 31, 2013, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at December 31, 2013; therefore, no permanent impairment has been recognized through earnings.

Note 5—Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	December 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$246,324	45.75%	$203,880	53.11%
Commercial real estate	172,711	32.08%	150,796	39.28%
Residential real estate	22,004	4.09%	24,291	6.33%
Consumer	3,191	0.59%	4,886	1.27%
Guaranteed student loans	94,028	17.46%	—	0.00%
Overdrafts	184	0.03%	28	0.01%

Loans held for investment	$538,442	100.00%	$383,881	100.00%
Allowance for loan and lease losses	(5,305)		(4,875)

Loans held for investment, net of allowance	533,137		379,006
Loans held for sale	3,363		80,867

Total loans	$536,500		$459,873

Total loans include unearned fees, net of capitalized origination costs, of $244 thousand and $245 thousand, respectively, for the years ended December 31, 2013 and 2012. As of December 31, 2013, $213.1 million of loans were pledged as collateral for borrowing capacity.

During the third quarter of 2013, the company began purchasing guaranteed student loans, which were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program, under which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor are brought current and sold to approved lenders.

As of December 31, 2013, the company had $94.0 million of guaranteed student loans recorded as loans held for investment on its consolidated balance sheet. This balance includes premium and acquisition costs of $2.6 million and $1.4 million, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans carry an approximate 98% federal government guaranty of principal and accrued interest.

The following tables present the company’s loans held for investment by regulatory risk ratings classification and by loan type as of the dates stated. As defined by the Federal Reserve and adopted by the company, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard or doubtful are classified as “pass.” The company’s risk ratings, which are assigned to loans, are embedded within these categories.

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$238,655	$1,990	$5,679	$—	$246,324
Commercial real estate	166,398	2,366	3,947	—	172,711
Residential real estate	21,014	132	858	—	22,004
Consumer	2,849	—	342	—	3,191
Guaranteed student loans	94,028	—	—	—	94,028
Overdrafts	184	—	—	—	184

Total loans	$523,128	$4,488	$10,826	$—	$538,442

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$196,004	$4,813	$3,063	$—	$203,880
Commercial real estate	139,206	6,407	5,183	—	150,796
Residential real estate	23,282	87	922	—	24,291
Consumer	4,466	154	266	—	4,886
Overdrafts	28	—	—	—	28

Total loans	$362,986	$11,461	$9,434	$—	$383,881

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	December 31, 2013	December 31, 2012
Balance at beginning of period	$4,875	$4,280
Charge-offs:
Commercial and industrial	51	51
Commercial real estate	815	1,127
Residential real estate	52	—
Consumer	16	2
Guaranteed student loans	—	—
Overdrafts	9	9

Total charge-offs	943	1,189

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	20
Residential real estate	—	—
Consumer	—	3
Guaranteed student loans	—	—
Overdrafts	2	1

Total recoveries	2	24

Net charge-offs	941	1,165

Provision for loan and lease losses	1,486	1,819
Amount for unfunded commitments	(115)	(59)

Balance at end of period	$5,305	4,875

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	December 31, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$2,148	$292	$1,856
Commercial real estate	2,756	298	2,458
Residential real estate	194	10	184
Consumer	12	—	12
Guaranteed student loans	195	—	195

Total allowance for loan and lease losses	$5,305	$600	$4,705

Loan balances applicable to:
Commercial and industrial	$246,324	$5,526	$240,798
Commercial real estate	172,711	4,875	167,836
Residential real estate	22,004	632	21,372
Consumer	3,375	8	3,367
Guaranteed student loans	94,028	—	94,028

Total loans	$538,442	$11,041	$527,401

	December 31, 2012
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,523	$296	$1,227
Commercial real estate	3,086	782	2,304
Residential real estate	245	32	213
Consumer	21	16	5

Total allowance for loan and lease losses	$4,875	$1,126	$3,749

Loan balances applicable to:
Commercial and industrial	$203,880	$3,803	$200,077
Commercial real estate	150,796	8,590	142,206
Residential real estate	24,291	560	23,731
Consumer	4,914	72	4,842

Total loans	$383,881	$13,025	$370,856

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

The following tables present loans that were individually evaluated for impairment, by loan type, as of the date stated. The table presents those loans with and without an allowance, and various additional data, for the periods stated.

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$3,413	$4,484	$—	$3,342	$159
Commercial real estate	2,075	3,002	—	2,719	—
Residential real estate	444	474	—	447	8
Consumer	8	8	—	10	1
With an allowance recorded:
Commercial and industrial	2,113	2,194	292	2,220	50
Commercial real estate	2,800	3,085	298	2,934	197
Residential real estate	188	198	10	190	2
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$11,041	$13,445	$600	$11,862	$417

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,202	$2,220	$—	$1,178	$48
Commercial real estate	2,897	5,029	—	3,724	115
Residential real estate	120	140	—	121	11
Consumer	2	12	—	4	1
With an allowance recorded:
Commercial and industrial	2,601	2,680	296	2,665	116
Commercial real estate	5,693	6,663	782	5,613	343
Residential real estate	440	457	32	278	8
Consumer	70	60	16	77	5

Total loans individually evaluated for impairment	$13,025	$17,261	$1,126	$13,660	$647

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

Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million was related to $40.2 million of purchased credit-impaired loans. The remaining fair value adjustment on the purchased credit-impaired loans, as of December 31, 2013, was $2.9 million. The carrying value of purchased impaired loans, as of December 31, 2013, was approximately $9.9 million, which is net of any impairment charges recorded subsequent to acquisition.

For acquired credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield and accreted into interest income over the remaining life of the loan using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of December 31, 2013 and 2012, the company had $904 thousand and $1.2 million, respectively, of nonaccretable difference related to the credit-impaired loans acquired in the VBB Acquisition.

During 2013, as a result of the periodic re-evaluation of expected cash flows, the company recorded impairment charges of $191 thousand due to deterioration in the timing and/or amount of cash flows of certain purchased credit-impaired loans. This charge is reported as a provision for loan and lease losses in the consolidated statements of operations. As of December 31, 2013, the company had $392 thousand in its allowance for loan and lease losses related to these loans. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that have improved from those previously determined, some portion of the impairment could be reversed.

The following table presents the accretion activity related to acquired loans as of the dates stated:

	December 31, 2013	December 31, 2012
Balance at beginning of period	$8,133	$14,007
Accretion (1)	(2,644)	(3,335)
Disposals (2)	(1,048)	(2,539)

Balance at end of period	$4,441	$8,133

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $85 thousand relates to loans reclassified as OREO.

The following tables present the age analysis of loans past due as of the dates stated:

	December 31, 2013
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,034	$781	$1,815
Commercial real estate	—	17	17
Residential real estate	228	385	613
Consumer	4	—	4
Guaranteed student loans	43,875	—	43,875

Total	$45,141	$1,183	$46,324

	December 31, 2012
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,592	$1,657	$3,249
Commercial real estate	1,762	2,256	4,018
Residential real estate	—	74	74
Consumer	3	—	3

Total	$3,357	$3,987	$7,344

Guaranteed student loans comprise $43.9 million of the total amounts that are past due 30-89 days as of December 31, 2013. These loans are nearly 98% guaranteed as to principal and interest. Pursuant to the guaranty, the company may make a claim for payment on a loan after a period of 270 days during which no payment has been made on the loan.

The following table presents nonaccrual loans and OREO as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to principal or interest or when there is serious doubt as to collectability, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection.

	December 31, 2013	December 31, 2012
Commercial and industrial	$2,386	$1,847
Commercial real estate	883	3,148
Residential real estate	553	74
Consumer	—	—

Total nonaccrual loans	$3,822	$5,069
Other real estate owned	199	276

Total nonperforming assets	$4,021	$5,345

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

For loans classified as TDRs, the company further evaluates the loans as performing or nonperforming. If at the time of restructure the loan is on accrual status, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms. A modified loan will be classified as nonaccrual if the loan becomes 90 days delinquent. TDRs originally considered nonaccrual will be classified as nonperforming, but may be classified as performing TDRs if subsequent to restructure the loan experiences payment performance according to the restructured terms for a consecutive six-month period.

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	December 31, 2013	December 31, 2012
Performing:
Commercial and industrial	$1,030	$—
Commercial real estate	908	—
Residential real estate	—	123
Consumer	—	—

Total performing TDRs	$1,938	$123

Nonperforming:
Commercial and industrial	$1,940	$1,439
Commercial real estate	17	411
Residential real estate	120	—
Consumer	—	—

Total nonperforming TDRs	$2,077	$1,850

Total TDRs	$4,015	$1,973

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	December 31, 2013
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,159	$1,812	$2,971
Commercial real estate	3	908	17	925
Residential real estate	1	—	119	119
Consumer	—	—	—	—

Total TDRs	12	$2,067	$1,948	$4,015

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2012
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	3	$657	$782	$1,439
Commercial real estate	7	411	—	411
Residential real estate	1	—	123	123
Consumer	—	—	—	—

Total TDRs	11	$1,068	$905	$1,973

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

During the period ended December 31, 2013, the company identified eight loans as TDRs, which totaled $2.5 million and are included in the tables above. During the period ended December 31, 2013, two loans totaling $137 thousand have not complied with the terms of the restructuring.

Note 6—Goodwill and Other Intangible Assets

Goodwill of $13.0 million was recorded in the allocation of the purchase price for the merger with First Bankshares. Core deposit intangibles of $3.7 million were recorded in the allocation of the consideration in the merger and the Paragon Transaction.

The following table presents goodwill and other intangible assets as of the dates stated:

	December 31, 2013	December 31, 2012
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(1,075)	(710)

Net core deposit intangibles	2,635	3,000

Unamortizable goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$15,624	$15,989

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2014	$365
2015	365
2016	365
2017	365
2018	365
Thereafter	810

Total	$2,635

Note 7—Premises and Equipment

The following table presents premises and equipment as of the dates stated:

	December 31, 2013	December 31, 2012
Land	$1,040	$1,040
Building and leasehold improvements	4,436	4,423
Equipment, furniture and fixtures	4,849	4,347
Vehicles	69	69

Total premises and equipment	10,394	9,879
Less: accumulated depreciation and amortization	(5,325)	(4,482)

Premises and equipment, net	$5,069	$5,397

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2013 and 2012 was $844 thousand and $935 thousand, respectively.

Note 8—Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	December 31, 2013	December 31, 2012
Noninterest-bearing demand deposits	$116,083	$74,539
Interest-bearing:
Demand and money market	243,372	242,987
Savings deposits	4,785	4,069
Time deposits of $100,000 or more	146,834	72,870
Other time deposits	58,124	58,766

Total deposits	$569,198	$453,231

The following table presents time deposit accounts by year of maturity and weighted average interest rates for the next five years and thereafter, as of December 31, 2013:

	Total	Weighted Average Rate
2014	$127,711	0.68%
2015	44,361	1.29%
2016	27,434	1.25%
2017	3,375	1.51%
2018	2,077	1.28%

Total time deposits	$204,958

Note 9—Derivatives

Cash Flow Hedge

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to two interest rate swap agreements. Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount of $20 million. Pursuant to the other agreement, the company has minimized its exposure to interest rate movements beginning at a specified future date without exchange of the underlying notional amount of $7.5 million. As of December 31, 2013, the company’s two interest rate swaps were designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in AOCI and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the period ended December 31, 2013, the ineffective portion of the derivative was insignificant. The amount reported in AOCI related to cash flow hedges, as of December 31, 2013, was a gain of $13 thousand, net of a tax expense of $7 thousand. As of December 31, 2013 and 2012, an asset of $192 thousand and $0, respectively, was recorded in other assets on the consolidated balance sheets related to these derivatives. As of December 31, 2013 and 2012, a hedge liability of $191 thousand and $283 thousand, respectively, was recorded in other liabilities on the consolidated balance sheets related to these derivatives.

The following table presents the impacts of the derivatives recorded in other comprehensive income (“OCI”) on the consolidated statements of comprehensive income, as of the dates stated:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) December 31,		Classification of Loss Reclassified from AOCI into Income (EffectivePortion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion) December 31,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate products	$164	$(375)	Interest expense	$(138)	$(101)

Total derivatives in cash flow hedging relationships	$164	$(375)		$(138)	$(101)

The company has agreements with the counterparty to its derivatives which contain a provision whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. The company has minimum collateral requirements with its counterparty, and as of December 31, 2013, $250 thousand has been pledged as collateral under the agreement, as the valuation of the derivative had surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreement, it could be required to settle its obligations under the agreement at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in interest income on the consolidated statements of operations. As of December 31, 2013, $135 thousand was recorded in other assets and $113 thousand was recorded in other liabilities related to non-designated hedges. For the years ended December 31, 2013 and 2012, $204 thousand and $16 thousand, respectively, was recorded in net income related to non-designated hedges. As of December 31, 2013, the company had $200 thousand pledged as collateral with respect to non-hedge derivatives.

Note 10—Borrowings

Short-term borrowing sources include federal funds purchased and the FHLB. The Bank has a $9.0 million credit line with its correspondent bank, which expires in March 2014. The Bank also has three uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million on an unsecured basis. The lines of credit are not confirmed lines or loans and can be cancelled at any time. One line for $5.0 million terminates on June 30, 2014, if not cancelled earlier. The other two lines for $23.0 million have no stated termination date. As of December 31, 2013, no amounts were outstanding under these uncommitted lines of credit.

The Bank also has secured facilities with the FHLB and the Federal Reserve Bank. Credit availability under the FHLB facility as of December 31, 2013 was $181.3 million based on 30% of total assets as of the most recent prior quarter-end. Credit availability under the Federal Reserve Bank facility as of December 31, 2013 was $112.1 million, which is based on pledged collateral. At December 31, 2013 and 2012, the Bank had no federal funds purchased or other short-term borrowings.

Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB and Federal Reserve Bank short-term borrowings until maturity.

At December 31, 2013 and 2012, the Bank had long-term FHLB borrowings of $20.0 million, collateralized by whole loans. The borrowing is a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The modified borrowing matures on September 28, 2015. In connection with a modification of the borrowing in 2011, the Bank paid a fee of $533 thousand, which is being recognized as interest expense over the remaining term of the borrowing. The amount to be expensed in future years, as of December 31, 2013, is $233 thousand and is recorded in other assets on the company’s consolidated balance sheet. As discussed above, the Bank has entered into a cash flow hedge that effectively converts this adjustable rate borrowing to a fixed rate borrowing. For the period ended December 31, 2013, the effective interest rate, including the effect of the prepayment fee and cash flow hedge, was 1.84%. Interest is payable on a quarterly basis on convertible borrowings until maturity. The following table presents the terms of the FHLB long-term borrowing as of December 31, 2013:

Maturity Date	Type	Interest Rate	Balance
September 28, 2015	Adjustable rate	0.48%	$20,000

Note 11—Income Taxes

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

As of September 30, 2012, the company assessed the need for a valuation allowance, evaluating both positive and negative evidence. As part of its evaluation, the company considered the following positive evidence:

•	The company was in a positive cumulative pre-tax income position for the period since the merger with First Bankshares.

•	The company’s quarterly pre-tax operating results had improved each of the prior four quarters ending September 30, 2012.

•	The company’s financial projections were sufficient to absorb net deferred tax assets.

•	The company expected to generate taxable income, before the utilization of net operating losses, in 2012 and in future years.

•	Deferred tax assets included $2.3 million related to $6.8 million of net operating losses, which under current law can be carried forward for 20 years from the date reported.

•	The company believed it has not experienced a “change in control,” as defined under Internal Revenue Code Section 382 and related regulations, since the effective date of the merger with First Bankshares in 2009. Accordingly, the company believed it had incurred no limitations on the use of its net operating losses since the date of the merger.

•	The company believed its allowance for loan and lease losses plus its discounts recorded on acquired loans to be adequate to avoid significant charges to net income related to problem loans.

•	A significant portion of the company’s net interest income is based on long-term contracts with a significant number of customers.

As part of its evaluation as of September 30, 2012, the company considered the following negative evidence:

•	The company did not have taxable income in carryback periods available to offset existing deferred tax assets.

•	The company had no executable tax planning strategies to utilize future tax deductible amounts.

•	The company operates in a competitive and highly-regulated industry, which could impact its future profitability.

Based on the weight of available evidence as of September 30, 2012, the company believed it is more likely than not that its net deferred tax asset would be utilized in future periods; therefore, at September 30, 2012 the company reversed the full valuation allowance. As of December 31, 2013, there has been no change in the evaluation criteria that would change the company’s conclusion that it believes it is more likely than not that its deferred tax assets will be utilized in future periods.

The company had no unrecognized tax benefits recorded as of December 31, 2013 and 2012.

The following table presents the components of the net deferred tax asset as of the dates stated:

	December 31, 2013	December 31, 2012
Deferred tax assets
Allowance for loan and lease losses	$2,900	$2,428
Start-up costs	1,804	1,979
Incentives related to leases	95	99
Compensation related	215	110
Unrealized losses/expenses related to OREO	—	67
Unrealized losses on derivatives	—	96
Unrealized losses on available-for-sale securities	610	—
Unearned interest on non-accrual loans	40	—
Other tax assets	11	8
Net operating loss carryforward	—	1,804

Gross deferred tax assets	5,675	6,591

Deferred tax liabilities
Depreciation	86	101
Unearned loan costs in excess of loan fees	314	217
Acquisition accounting adjustments	88	129
Basis in acquired loans	813	1,478
Unrealized gains on derivatives	7	—
Unrealized gains/expenses related to OREO	22	—
Unrealized gains on available-for-sale securities	—	572

Gross deferred tax liabilities	1,330	2,497

Net deferred tax asset	$4,345	$4,094

The following table presents the current and deferred income tax expense for the date stated:

December 31, 2013
Income before income tax expense	$3,051

Current income tax expense	$108
Deferred income tax expense	957

Total income tax expense	$1,065

The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	December 31, 2013		December 31, 2012
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$1,037	34.00%	$955	34.00%
Meals and entertainment	9	0.31%	11	0.39%
Share-based compensation	86	2.80%	138	4.91%
Valuation allowance	—	0.00%	(5,674)	(201.99)%
Tax exempt income	(67)	(2.21)%	—	0.00%

Income tax (benefit) expense reported	$1,065	34.90%	$(4,570)	(162.69)%

Note 12—Earnings per Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated. The number of shares are in thousands.

	For the Years Ended December 31,
	2013	2012
Net income	$1,986	$7,379
Preferred stock dividend	(84)	(89)

Net income available to common shareholders	$1,902	$7,290

Weighted average shares outstanding, basic (1)	10,491	10,448
Dilutive shares	51	1

Weighted average shares outstanding, diluted	10,542	10,449

Earnings per common share, basic	$0.18	$0.70

Earnings per common share, diluted	$0.18	$0.70

(1)	Includes vested restricted stock units.

Note 13—Share Repurchase Program

In July 2013, the company’s board of directors authorized a share repurchase program permitting the company to repurchase in the open market or otherwise up to 210,000, or approximately 2%, of shares of the company’s then outstanding common stock. The authorization has no time limit. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time.

The company repurchased the following shares of common stock, pursuant to the repurchase program for the periods stated. The repurchases were made using available cash resources and occurred in the open market.

For the Year Ended December 31, 2013
Shares of common stock repurchased	50,430
Price paid for common stock repurchased	$296
Average price paid per common share	$5.88

Note 14—Share-based Compensation

The company has two share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options under this plan, 94,493 options were granted to First Bankshares directors and key employees under the plan and were fully vested. These stock options remained outstanding following the merger and are exercisable for shares of the company’s common stock. Of these options, 20,680 and 53,846 remain outstanding at December 31, 2013 and 2012, respectively. The company does not intend to grant any additional awards under this plan.

The 2012 Xenith Bankshares, Inc. Stock Incentive Plan (the “2012 Plan”), which amended and restated the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), was approved by the company’s shareholders in May 2012. The 2012 Plan covers all of the formerly awarded options under the 2009 Plan as well as any awards made since May 2012. Under the 2012 Plan, the company may grant options to purchase common stock, restricted stock, and restricted stock units to the company’s directors, officers and employees. As of December 31, 2013, there were 1,002,259 shares of the company’s common stock available for grant under the 2012 Plan.

Restricted stock and units awarded under the 2012 Plan generally vests over one or three years. Stock options awarded under the 2012 Plan generally vest over three years and expire ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant.

The following table summarizes stock option activity for the periods stated:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2011	484,307	$8.27	221,593	$9.98
Granted	351,100	4.17
Exercised	—	—
Forfeited/expired	(9,301)	7.72

Balance at December 31, 2012	826,106	6.53	365,781	$9.51
Granted	1,000	5.72
Exercised	—	—
Forfeited/expired	(47,516)	6.95

Balance at December 31, 2013	779,590	$6.51	499,564	$7.84

A summary of stock options outstanding and exercisable as of December 31, 2013 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Total Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Total Aggregate Intrinsic Value
3.52 - 3.90	135,500	8.04	$3.61	$309,140	64,822	8.00	$3.60	$148,531
4.01 - 4.64	359,600	8.32	4.31	569,829	151,919	8.11	4.34	236,129
5.24 - 5.95	30,000	6.76	5.90	1,470	28,333	6.64	5.92	866
8.36 - 11.49	254,490	5.56	11.24	—	254,490	5.56	11.24	—

	779,590	8.32	$6.51	$880,439	499,564	6.71	$7.84	$385,526

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatility of the company’s stock. The company estimates option exercises and forfeitures within the valuation model. All options are expected to vest. Changes in the fair value of options (in the event of an award modification) are reflected as an adjustment to compensation expense in the period in which the change occurs. The risk-free rate for the period within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table presents the assumptions for the periods stated:

	2013	2012
Expected life in years	6.0	6.0
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.63%	0.83 - 1.40%
Weighted average interest rate	1.63%	1.07%

The following table summarizes non-vested stock option activity for the periods stated:

	Stock Options	Weighted Average Grant-Date Fair Value
Balance at December 31, 2011	262,714
Granted	351,100	1.93
Vested	150,984	1.51
Forfeited/expired	(2,505)	1.93
Balance at December 31, 2012	460,325	1.92
Granted	1,000	2.78
Vested	174,632	2.03
Forfeited/expired	(6,667)	1.70

Balance at December 31, 2013	280,026	1.95

The following table summarizes non-vested restricted stock activity, including restricted stock units, for the year ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2012	—
Granted	91,153	5.78
Vested	24,071	5.73
Forfeited/expired	(2,878)	5.79

Balance at December 31, 2013	64,204	5.80

Total share-based compensation expense for the years ended December 31, 2013 and 2012 was $629 thousand and $301 thousand, respectively. As of December 31, 2013, total unrecognized compensation cost related to non-vested awards was $624 thousand, expected to be recognized over a weighted-average period of 1.56 years.

Note 15—401(k) Plan

The company has a 401(k) defined contribution plan covering all eligible employees. There are no age or service requirements. Beginning in 2013, the company has elected to provide a safe harbor matching contribution of 100% of the first 1% of contributions made by the employee and 50% of the next 5% of contributions. The company had expense of $296 thousand and $163 thousand for the years ended December 31, 2013 and 2012, respectively, for plan matching contributions.

Note 16—Related Parties

Both the company’s and the Bank’s officers and directors and their related interests have various types of loans with the Bank. As of December 31, 2013 and 2012, the total of these related-party loans outstanding were $756 thousand and $1.6 million, respectively. New loans to officers and directors in 2013 and 2012 totaled $8 thousand and $897 thousand, respectively, and repayments in 2013 and 2012 amounted to $38 thousand and $953 thousand, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2013 and 2012 totaled $1.5 million and $2.2 million, respectively.

The company reimburses BankCap Partners Fund (“BankCap Partners”), parent company of a significant shareholder of the company, for certain expenses it incurs on behalf of the company. For the years ended December 31, 2013 and 2012, the company reimbursed BankCap Partners $6 thousand and $14 thousand, respectively, for travel expenses.

Note 17—Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, the company issued and sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) by the Bank. For the period ended December 31, 2013, the company’s dividend was $84 thousand, representing a 1% rate for the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan set forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012, which were met. Subsequent to meeting the requirements of set forth in this business plan, the company is required to maintain capital ratios categorizing it as “well capitalized.”

As of December 31, 2013, the company is considered to be well-capitalized under the published regulatory definition of a well-capitalized bank. To be categorized as well-capitalized, the company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2013 that management believes has changed the Bank’s status as “well-capitalized.”

The following table presents the Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	December 31, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$69,314	$70,299	$68,820	$69,474
Total risk-based capital	74,955	75,940	73,916	74,570
Risk-weighted assets	526,841	526,752	451,208	451,357

The following table presents capital ratios for the Bank and Xenith Bankshares and minimum capital ratios required by our regulators as of the dates stated:

	December 31, 2013		December 31, 2012
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	10.37%	10.52%	12.78%	12.90%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	13.16%	13.35%	15.25%	15.39%	4.00%	> 6.00%
Total risk-based capital ratio	14.23%	14.42%	16.38%	16.52%	8.00%	> 10.00%

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

The following table presents unfunded commitments outstanding as of the dates stated:

	December 31, 2013	December 31, 2012
Commercial lines of credit	$69,286	$57,681
Commercial real estate	49,148	28,566
Residential real estate	7,183	7,130
Consumer	481	710
Letters of credit	6,796	2,308
Loans held for sale	5,637	25,133

Total commitments	$138,531	$121,528

The company has entered into non-cancelable agreements to lease four of its facilities with remaining terms of three to six years. The following table presents the future minimum annual commitments under non-cancelable leases in effect at December 31, 2013 for the periods stated:

Year	Commitment
2014	$927
2015	971
2016	718
2017	560
2018	522
Thereafter	229

Total lease commitments	$3,927

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of December 31, 2013, the Bank had invested $300 thousand. An additional $700 thousand will be funded at the request of the general partner of the partnership.

Rent expense under operating leases for banking facilities was $893 thousand and $949 thousand for the years ended December 31, 2013 and 2012, respectively.

Note 22—Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer loans. Consumer loans are primarily to residents of or owners of businesses in the company’s market area. As of December 31, 2013 and 2012, the Bank had loans secured by commercial and residential real estate located primarily within the Bank’s market area representing $259.7 million, or 47.9% of total loans, and $316.1 million, or 68.0% of total loans, respectively. Therefore, a major factor in determining borrowers’ ability to honor their agreements, as well as the Bank’s ability to realize the value of any underlying collateral, if necessary, is influenced by economic conditions in this market area.

The Bank maintains cash balances with several financial institutions. These accounts are insured by the FDIC up to $250,000. At December 31, 2013 and 2012, the Bank had $5.7 million and $2.9 million, respectively, of uninsured funds in these financial institutions.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter, and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. An adjustment to the pricing method used within Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The company expects changes in classifications between levels will be rare.

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2013, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and 2012, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of December 31, 2013 Using
	December 31, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,337	$—	$45,337	$—
- Variable rate	4,852	—	4,852	—
Municipals
- Taxable	8,970	—	8,970	—
- Tax exempt	1,573	—	1,573	—
Collateralized mortgage obligations	8,453	—	8,453	—
Cash flow hedge - asset	192	—	192	—
Cash flow hedge - liability	(191)	—	(191)	—
Interest rate derivative - asset	135	—	135	—
Interest rate derivative - liability	(113)	—	(113)	—
Assets measured on a nonrecurring basis:
Impaired loans	11,041	—	—	11,041
Other real estate owned	199	—	—	199

		Fair Value Measurements as of December 31, 2012 Using
	December 31, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$44,240	$—	$44,240	$—
- Variable rate	2,181	—	2,181	—
Municipals	1,000	—	1,000	—
Collateralized mortgage obligations	10,130	—	10,130	—
Cash flow hedge	(283)	—	(283)	—
Interest rate derivative - asset	124	—	124	—
Interest rate derivative - liability	(140)	—	(140)	—
Assets measured on a nonrecurring basis:
Impaired loans	13,148	—	—	13,148
Other real estate owned	276	—	—	276

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	December 31, 2013		Fair Value Measurements as of December 31, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$24,944	$24,944	$24,944	$—	$—
Federal funds sold	5,749	5,749	—	5,749	—
Securities available for sale	69,185	69,185	—	69,185	—
Loans held for sale	3,363	3,363	—	3,363	—
Loans held for investment, net	533,137	534,232	—	—	534,232
Cash flow hedge	192	192	—	192	—
Interest rate derivative	135	135	—	135	—
Accrued interest receivable	2,403	2,403	—	2,403	—
Financial liabilities:
Cash flow hedge	$191	$191	$—	$191	$—
Interest rate derivative	113	113	—	113	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	569,198	568,775	—	568,775	—
Accrued interest payable	215	215	—	215	—

	December 31, 2012		Fair Value Measurements as of December 31, 2012 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$9,457	$9,457	$9,457	$—	$—
Federal funds sold	2,906	2,906	—	2,906	—
Securities available for sale	57,551	57,551	—	57,551	—
Loans held for sale	80,867	80,867	—	80,867	—
Loans held for investment, net	379,006	380,322	—	—	380,322
Interest rate derivative	124	124	—	124	—
Accrued interest receivable	1,606	1,606	—	1,606	—
Financial liabilities:
Cash flow hedge	$283	$283	$—	$283	$—
Interest rate derivative	140	140	—	140	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	453,231	453,813	—	453,813	—
Accrued interest payable	232	232	—	232	—

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

Note 24—Parent Company Financial Statements

Xenith Bankshares, Inc. is the parent company of Xenith Bank. The following table presents the assets, liabilities and shareholders’ equity of Xenith Bankshares, Inc. for the dates stated:

	December 31, 2013	December 31, 2012
Assets
Cash	$1,225	$740
Investment in subsidiary	86,375	86,893
Deferred tax asset	195	—
Other assets	8	—

Total assets	$87,803	$87,633

Liabilities and shareholders’ equity
Accounts payable	20	—
Due to subsidiary	$97	$86

Total liabilities	$117	$86

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of December 31, 2013 and 2012; 8,381 shares issued and outstanding as of December 31, 2013 and 2012	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2013 and 2012; 10,437,630 and 10,488,060 shares issued and outstanding as of December 31, 2013 and 2012, respectively	10,438	10,488
Additional paid-in capital	71,797	71,414
Accumulated deficit	(1,758)	(3,660)
Accumulated other comprehensive (loss) income, net of tax	(1,172)	924

Total shareholders’ equity	87,686	87,547

Total liabilities and shareholders’ equity	$87,803	$87,633

The following table presents the income statements of Xenith Bankshares, Inc. for the dates stated:

	December 31, 2013	December 31, 2012
Income	$—	$—

Total income	—	—
Expense
Other operating expenses	370	496

Total expense	370	496

Loss before income taxes and equity in undistributed income of subsidiaries	(370)	(496)
Income tax benefit	126	169
Equity in undistributed income of subsidiaries	2,230	7,706

Net income	$1,986	$7,379

Note 25—Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (ASU 815), “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU are intended to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S.

benchmark interest rate for hedge accounting purposes, in addition to UST (the interest rates on direct U.S. Treasury obligations of the U.S. government) and LIBOR. This ASU is effective prospectively for qualifying new or redesignated hedges entered into on or after July 17, 2013. The adoption of this standard had no effect on the company’s financial statements for the year ended December 31, 2013

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (ASU 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU are intended to improve the reporting of reclassifications out of AOCI by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. This ASU became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this standard had no effect on the company’s financial statements for the year ended December 31, 2013.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (ASU 210), “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU are intended to address implementation issues regarding the scope of ASU 2011-11, Balance Sheet (ASU 210), “Disclosures about Offsetting Assets and Liabilities,” and clarify the scope of the offsetting disclosures and address any unintended consequences. The amendments provide a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with GAAP. This ASU became effective for fiscal years, and interim periods within those annual periods, beginning on or after January 1, 2013. The adoption of this standard had no effect on the company’s financial statements for the year ended December 31, 2013.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (ASU 210), “Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU are intended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). This ASU became effective for annual periods, and interim periods within those annual periods, beginning on or after January 1, 2013. The adoption of this standard had no effect on the company’s financial statements for the year ended December 31, 2013.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2013, the company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the company’s 2014 Annual Meeting of Shareholders (“Proxy Statement”) to be held on May 1, 2014.

Item 10—Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

T. Gaylon Layfield, III, 62, has been President and Chief Executive Officer of both our company and the Bank since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He has also served as director of both the company and the Bank since December 22, 2009. He is the former President of Timber Resource Management, L.L.C., a privately held timber investment management organization, having previously served in various increasing roles of responsibility with Signet Banking Corporation (“Signet”), a $12 billion bank holding company that was acquired by First Union Corporation (now Wells Fargo & Company), from 1975 until Signet’s acquisition in November 1997. From December 1996 to November 1997, Mr. Layfield was President and Chief Operating Officer of Signet and served on Signet’s board of directors, its management committee, its asset and liability committee and its credit policy committee. Mr. Layfield served as Senior Executive Vice President and on Signet’s management and senior credit committees from 1988 to 1996. From 1991 until 1996, Mr. Layfield was responsible for Signet’s Consumer Banking, which included the branch delivery system, Signet Financial Services, Signet Mortgage Company, Educational Funding, Telephone Banking Center, Trust/Affluent and Small Business banking, having previously been head of Signet’s commercial line of business from 1987 to 1991. Mr. Layfield served as Signet’s Executive Vice President from 1986 to 1988, Regional Executive Officer of Signet’s Hampton Roads Region from 1983 to 1986, officer-in-charge of Signet’s National/International division from 1982 to 1983 and officer-in-charge of Commercial Lending for Signet’s Capital Division from 1980 to 1982. He joined Signet in 1975 as an international credit analyst and for the next five years, he held various positions in the International Division, including officer-in-charge of Business Development.

Thomas W. Osgood, 58, has been Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and the Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From January 1998 to May 2007, he was with East Coast Fire Protection, Inc. (“ECFP”), a fire protection firm, where he was Executive Vice President and served in numerous finance, operating and marketing capacities.

Prior to his employment with ECFP, Mr. Osgood was with Signet from 1983 until its acquisition by First Union Corporation (now Wells Fargo & Company) in November 1997. In 1996-1997, Mr. Osgood helped lead a year long process focusing on total bank re-engineering and reported to the President and Chief Operating Officer. From 1992 to 1996, Mr. Osgood was a Senior Vice President and reported to the Chief Credit Officer. He developed and led an integrated risk management practice; implemented quantitative tools to measure risks in credit portfolios; led credit portfolio reporting and industry risk analysis; managed the bank’s allowance for loan and lease losses; and worked directly with outside auditors and regulators to verify its adequacy. From 1988 to 2002, Mr. Osgood was a Vice President and then a Managing Director of Signet Investment Banking Corporation where he worked with clients in many industries on business plans and implications for financing strategies; raised debt and equity capital to fund organic growth and acquisitions; performed valuations and worked on numerous purchase and sale transactions; and developed and executed interest rate hedging strategies for clients. From 1983 to 1988, Mr. Osgood was a lender and relationship manager working with clients in many industries.

Prior to joining Signet, Mr. Osgood was with Wachovia Bank from 1978 to 1983, where he completed the retail banking program and was promoted to branch manager then completed the corporate banking development program and was promoted to bank officer and corporate banker handling commercial credit relationships in Raleigh and Durham, North Carolina.

Ronald E. Davis, 62, has been Executive Vice President and Corporate Secretary of the company since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. He currently serves Xenith Bank as Executive Vice President and Chief Operations and Technology Officer, having previously served as Chief Lending Officer from December 22, 2009 until October 2011. He also served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From December 2001 until June 2008, he served as President and Chief Executive Officer of Virginia Heartland Bank and then its successor, Second Bank and Trust (now StellarOne Corporation) in Fredericksburg, Virginia.

From August 1998 until December 2001, Mr. Davis was President and Chief Executive Officer of Metro County Bank, a de novo bank in Richmond, Virginia. Mr. Davis was responsible for setting strategic direction, staffing, underwriting and approving loans and credit quality, overseeing retail, commercial, investment, and operations, and achieving financial goals established for the organization.

Mr. Davis was also with First Union National Bank and its predecessor, Signet, from 1984 to August 1998, in various roles, including managing the Small Business Credit Center and working as a Senior Credit Officer for Small Business, Private Banking, and Retail Business segments. Mr. Davis was also a manager in Signet’s National Division.

Mr. Davis began his banking career in 1974 at the National Bank of Commerce in Lincoln, Nebraska and joined Citizens and Southern Bank in Atlanta, where he was employed from 1978 to 1984.

Wellington W. Cottrell, III, 59, has been Executive Vice President and Chief Credit Officer of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. From 2000 until May 2008, Mr. Cottrell served as Managing Director of Risk Management in the Corporate and Investment Banking Group at SunTrust Bank. Mr. Cottrell was a member of the Senior Loan Committee and a part-time member of the Debt Capital Markets Committee, which primarily reviewed syndications, bridge loans, and market risk. From 1999 until 2000, Mr. Cottrell was a risk manager in SunTrust’s Corporate & Investment Banking group, progressing from Director to Managing Director in 2000 and from risk coverage of the Media & Communications Portfolio, adding the Mid-Atlantic Diversified Portfolio also in 2000.

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

W. Jefferson O’Flaherty, 61, has been Executive Vice President of Xenith Bank responsible for its private banking business since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012. Mr. O’Flaherty served as Regional Managing Director of Wachovia Wealth Management for Wachovia Bank (now Wells Fargo & Company), from 2001, when First Union Bank merged with Wachovia Corporation, until December 2007. From November 1997 to 2001, Mr. O’Flaherty served as Managing Director with First Union Bank, and in this capacity he led the private banking practice in Richmond, Norfolk and Roanoke, Virginia. Mr. O’Flaherty started his career with Bank of Virginia, a predecessor to Signet, in 1974 and served in various capacities of increasing responsibility, culminating in his role as Senior Vice President and Manager of Private Banking for Signet, which was acquired by First Union in 1997.

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

Judy C. Gavant, 54, has been the Senior Vice President and Controller of Xenith Bank since August 2010. From September 2005 until the end of July 2010, she held the positions of Director, Finance—Corporate and Business Development, as well as Director and Assistant Controller overseeing financial reporting for Owens & Minor, Inc., a leading national distributor of name-brand medical and surgical supplies and a healthcare supply chain management company. From 2001 to 2004, Ms. Gavant was Director of Finance and Controller for Tredegar Film Products, Inc, a wholly-owned subsidiary of Tredegar Corporation, primarily a global manufacturer of plastic films and aluminum extrusions. From 2000 to

2001, Ms. Gavant worked as the Chief Financial Officer and Company Secretary of Envera LLC, an industry-owned start-up that provided web-enabled supply chain services for the chemical industry. From 1990 to 2000, Ms. Gavant held various roles in the areas of taxation and mergers, acquisitions and divestitures at Dominion Resources, Inc., one of the nation’s largest producers and transporters of energy and served as Controller and Assistant Treasurer of Dominion Energy, Inc., a wholly-owned subsidiary of Dominion Resources, Inc. From 1981 to 1990, she served in the audit and tax practices at PricewaterhouseCoopers LLP, a provider of audit and assurance, tax and advisory services.

The information set forth under the captions “Proposal No. 1—Election of Directors—Nominees for the Board of Directors,” “Election of Directors—Committees of the Board of Directors—Audit and Compliance Committee,” and “The Audit and Compliance Committee Report” in the Proxy Statement and is incorporated herein by reference. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

Item 11—Executive Compensation

The information set forth under the captions “Proposal No. 1—Election of Directors—Compensation of Directors” and “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2013 with respect to certain compensation plans under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan (1)	20,680	$7.76	111,320
2012 Stock Incentive Plan (2)	758,910	6.46	243,349

Total	779,590	$6.51	354,669

(1)	We do not intend to grant any additional awards under our 2003 Stock Option Plan.
(2)	In connection with the merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan, which was further amended and restated, continuing as the 2012 Xenith Bankshares, Inc. Stock Incentive Plan, as amended.

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

PART IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2008 (File No. 000-53380)).

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 14, 2009 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Current Report on Form 8-K filed August 14, 2009 (File No. 000-53380)).

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Current Report on Form 8-K filed October 16, 2009 (File No. 000-53380)).

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Current Report on Form 8-K filed November 5, 2009 (File No. 000-53380)).

2.2.4	Amendment No. 4, dated as of November 19, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, as of October 15, 2009, and as of October 30, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.4 to Current Report on Form 8-K filed November 25, 2009 (File No. 000-53380)).

2.3	Purchase and Assumption Agreement, dated as of June 1, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed June 3, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.3.1	Amended and Restated Purchase Assumption Agreement, dated as of July 25, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.4	Purchase and Assumption Agreement, dated as of July 29, 2011, among the Federal Insurance Deposit Corporation, Receiver of Virginia Business Bank, the Federal Insurance Corporation and Xenith Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

3.1	Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

3.1.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

3.2	Amended and Restated Bylaws of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.1	Investor Rights Agreement, dated as of June 26, 2009, among Xenith Corporation and the Investor Shareholders and Other Shareholders Listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-57380)).

4.2	First Amendment to Investor Rights Agreement, dated as of December 21, 2009, among Xenith Corporation, BCP Fund I Virginia Holdings, LLC and the Holders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.3	Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, among Xenith Bankshares, Inc., BCP Fund I Virginia Holdings, LLC and the Holders (as defined therein) (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170856)).

10.1	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed August 21, 2008 (Registration No. 333-153118)).

10.2	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.3	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.4	Xenith Bankshares, Inc. 2012 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to Annual Report on Form 10-K filed March 15, 2013 (File No. 000-53380)).

10.5	Form of Executive Officer Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.6	Form of Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.7	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and T. Gaylon Layfield, III (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.8	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Thomas W. Osgood (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.9	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Ronald E. Davis (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.10	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and Wellington W. Cottrell, III (incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.11	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and W. Jefferson O’Flaherty (incorporated herein by reference to Exhibit 10.11 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).

10.12	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Darrell G. Swanigan (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.13	Employment Agreement, dated as of December 22, 2009, between Xenith Bankshares, Inc. and Keith B. Hawkins (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.14	Loan Officer Incentive Bonus Plan Summary (incorporated herein by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.15	Deed of Lease, dated October 7, 2003, by and between Suffolk Plaza Shopping Center, L.C., SuffolkFirst Bank and S.L. Nusbaum Realty Co. (incorporated herein by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.16	Deed of Lease, dated as of July 14, 2008, between James Center Property, LLC, and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17	Office Lease, dated as of November 5, 2008, between Greensboro Drive Property LLC and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.17.1	First Modification Agreement, dated as of June 8, 2009, between Greensboro Drive Property LLC and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.2.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.18	Service Agreement, dated as of September 26, 2008, between Parkway Properties LP and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

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

XENITH BANKSHARES, INC. (Registrant)

March 11, 2014	/S/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. GAYLON LAYFIELD, III T. Gaylon Layfield, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014

/S/ THOMAS W. OSGOOD Thomas W. Osgood	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Financial Officer)	March 11, 2014

/s/ JUDY C. GAVANT Judy C. Gavant	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2014

/s/ MALCOLM S. MCDONALD Malcolm S. McDonald	Chairman and Director	March 11, 2014

/s/ LARRY L. FELTON Larry L. Felton	Director	March 11, 2014

/s/ PALMER P. GARSON Palmer P. Garson	Director	March 11, 2014

/s/ PATRICK D. HANLEY Patrick D. Hanley	Director	March 11, 2014

/s/ PETER C. JACKSON Peter C. Jackson	Director	March 11, 2014

/s/ MICHAEL A. MANCUSI Michael A. Mancusi	Director	March 11, 2014

/s/ ROBERT J. MERRICK Robert J. Merrick	Director	March 11, 2014

/s/ SCOTT A. REED Scott A. Reed	Director	March 11, 2014

/s/ MARK B. SISISKY Mark B. Sisisky	Director	March 11, 2014

/s/ THOMAS G. SNEAD Thomas G. Snead	Director	March 11, 2014