Form 10-Q
period 2014-03-31
Xenith Bankshares, Inc.
filed 2014-05-06
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at April 28, 2014 was 10,416,562.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)	(Unaudited) March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$12,490	$24,944
Federal funds sold	—	5,749

Total cash and cash equivalents	12,490	30,693
Securities available for sale, at fair value	58,651	69,185
Securities held to maturity, at cost (fair value - $9,247)	9,285	—
Loans held for sale	6,336	3,363
Loans held for investment, net of allowance for loan and lease losses, 2014 - $5,414; 2013 - $5,305	552,264	533,137
Premises and equipment, net	4,931	5,069
Other real estate owned, net	161	199
Goodwill and other intangible assets, net	15,533	15,624
Accrued interest receivable	2,749	2,403
Deferred tax asset	4,176	4,345
Bank owned life insurance	9,773	9,690
Other assets	7,195	6,188

Total assets	$683,544	$679,896

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$349,707	$359,455
Savings	5,037	4,785
Time	215,207	204,958

Total deposits	569,951	569,198
Accrued interest payable	226	215
Federal funds purchased and borrowed funds	21,423	20,000
Other liabilities	3,177	2,797

Total liabilities	594,777	592,210

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 8,381 shares issued and outstanding as of March 31, 2014 and December 31, 2013	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 10,416,562 shares issued and outstanding as of March 31, 2014 and 10,437,630 shares issued and outstanding as of December 31, 2013	10,417	10,438
Additional paid-in capital	71,900	71,797
Accumulated deficit	(1,523)	(1,758)
Accumulated other comprehensive loss, net of tax	(408)	(1,172)

Total shareholders’ equity	88,767	87,686

Total liabilities and shareholders’ equity	$683,544	$679,896

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

(in thousands, except per share data)	March 31, 2014	March 31, 2013
Interest income
Interest and fees on loans	$5,894	$5,860
Interest on securities	371	250
Interest on federal funds sold and deposits in other banks	66	78

Total interest income	6,331	6,188

Interest expense
Interest on deposits	478	584
Interest on time certificates of $100,000 and over	289	263
Interest on federal funds purchased and borrowed funds	100	92

Total interest expense	867	939

Net interest income	5,464	5,249
Provision for loan and lease losses	227	411

Net interest income after provision for loan and lease losses	5,237	4,838

Noninterest income
Service charges on deposit accounts	134	94
Net (loss) gain on sale and write-down of other real estate owned and other collateral	(38)	346
Gain on sales of securities	—	159
Increase in cash surrender value of bank owned life insurance	83	—
Other	141	61

Total noninterest income	320	660

Noninterest expense
Compensation and benefits	2,823	2,958
Occupancy	353	364
FDIC insurance	115	99
Bank franchise taxes	191	197
Technology	404	387
Communications	77	61
Insurance	72	74
Professional fees	417	253
Amortization of intangible assets	91	91
Guaranteed student loan servicing	156	—
Other	394	351

Total noninterest expense	5,093	4,835

Income before income tax	464	663
Income tax expense	209	245

Net income	255	418

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$234	$397

Earnings per common share (basic and diluted):	$0.02	$0.04

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

(in thousands)	March 31, 2014	March 31, 2013
Net income	$255	$418
Other comprehensive (loss) income, before taxes:
Securities available for sale:
Unrealized gain (loss) arising during the year	1,696	(381)
Reclassification adjustment for gains included in net income	—	(159)

Unrealized gain (loss) on available-for-sale securities	1,696	(540)

Securities held to maturity:
Unrealized loss transferred to held to maturity	(518)	—
Amortization of unrealized loss transferred from available for sale	8	—

Unrealized loss on held-to-maturity securities	(510)	—

Unrealized loss on derivative:
Unrealized loss arising during the year	(64)	(1)
Reclassification adjustment for losses included in net income	36	32

Unrealized (loss) gain on derivative	(28)	31

Other comprehensive gain (loss), before taxes	1,158	(509)

Income tax (expense) benefit related to other comprehensive income	(394)	173

Comprehensive income	$1,019	$82

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

(in thousands)	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$255	$418
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	227	411
Depreciation and amortization	263	304
Net amortization of securities	100	180
Accretion of acquisition accounting adjustments	(139)	(502)
Deferred tax (benefit) expense	(225)	245
Gain on sales of securities	—	(159)
Share-based compensation expense	328	164
Net loss (gain) on sale and write-down of other real estate owned and other collateral	38	(346)
Increase in cash surrender value of bank owned life insurance	(83)	—
Change in operating assets and liabilities:
Originations of loans held for sale	(12,057)	(158,354)
Proceeds from sales of loans held for sale	9,085	170,316
Accrued interest receivable	(346)	92
Other assets	(924)	(173)
Accrued interest payable	11	(8)
Other liabilities	372	868

Net cash (used in) provided by operating activities	(3,095)	13,456

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	2,335	10,793
Purchases of securities	—	(7,081)
Net (increase) decrease in loans held for investment	(19,196)	7,071
Net proceeds from sale of other real estate owned and other collateral	—	346
Net purchase of premises and equipment	(33)	(251)
(Purchase) sale of FRB and FHLB stock	(124)	26

Net cash (used in) provided by investing activities	(17,018)	10,904

Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(9,496)	7,994
Net increase in time deposits	10,249	7,573
Net increase in federal funds purchased and borrowed funds	1,423	—
Issuance of common stock	20	—
Repurchase of common stock	(265)	—
Preferred stock dividend	(21)	(21)

Net cash provided by financing activities	1,910	15,546

Net (decrease) increase in cash and cash equivalents	(18,203)	39,906
Cash and cash equivalents
Beginning of period	30,693	12,363

End of period	$12,490	$52,269

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$856	$947

Income taxes	$—	$175

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of March 31, 2014, the company, through the Bank, operates six full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, and three branches in Suffolk, Virginia.

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

On March 20, 2014, the company entered into a merger agreement with Colonial Virginia Bank (“CVB”), pursuant to which CVB will be merged with and into the Bank, with the Bank surviving the CVB merger as a wholly-owned subsidiary of the company. CVB operates two full-service branches in the Gloucester, Virginia area and one loan production office in Yorktown, Virginia, all within the company’s target markets. As of December 31, 2013, CVB reported total assets of $114.9 million, net loans of $71.4 million, total deposits of $99.5 million, and shareholders’ equity of $12.1 million. Under the terms of the merger agreement, each share of CVB common stock outstanding immediately prior to the effective time of the CVB merger will be converted into the right to receive 2.65 shares of Xenith Bankshares common stock without interest and less applicable amounts for taxes. There will be no cash transferred in the transaction, with the exception of the purchase of fractional shares.

On April 30, 2014, the Federal Reserve Bank of Richmond, acting on delegated authority from the Board of Governors of the Federal Reserve Bank, granted the federal bank regulatory approvals necessary for the merger. The completion of the CVB merger remains subject to certain conditions, including approval by the Bureau of Financial Institutions of the Virginia State Corporation Commission, approval by the shareholders of CVB, and other customary closing conditions.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at March 31, 2014 and December 31, 2013, the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013, and the statements of cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts reported in prior periods’ financial statements have been reclassified to conform to the current presentation. Such reclassifications have no effect on previously reported total assets, liabilities, shareholders’ equity or net income.

All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

Note 3. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to March 31, 2014 and December 31, 2013 was $5.7 million and $8.5 million, respectively.

Note 4. Securities

The following tables present the book value and fair value of securities as of the dates stated:

	March 31, 2014
	Book Value	Gross Unrealized		Fair Value
		Gains	(Losses)
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$43,828	$456	$(464)	$43,820
- Variable rate	4,804	98	(53)	4,849
Municipals - fixed rate
- Tax exempt	1,630	—	(15)	1,615
Collateralized mortgage obligations - fixed rate	8,488	70	(191)	8,367

Total securities available for sale	58,750	624	(723)	58,651

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,285	33	(71)	9,247

Total securities held to maturity	9,285	33	(71)	9,247

Total securities	$68,035	$657	$(794)	$67,898

	December 31, 2013
	Book Value	Gross Unrealized		Fair Value
		Gains	(Losses)
Mortgage-backed securities
- Fixed rate	$45,693	$368	$(724)	$45,337
- Variable rate	4,903	77	(128)	4,852
Municipals - fixed rate
- Taxable	9,810	—	(840)	8,970
- Tax exempt	1,634	—	(61)	1,573
Collateralized mortgage obligations - fixed rate	8,940	57	(544)	8,453

Total securities available for sale	$70,980	$502	$(2,297)	$69,185

As of March 31, 2014 and December 31, 2013, the company had securities with a fair value of $6.6 million and $6.3 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of securities by contractual maturity as of the date stated:

	March 31, 2014
	Available for Sale		Held to Maturity
	Book Value	Fair Value	Book Value	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	27,322	27,467	8,349	8,309
Due after ten years	31,428	31,184	936	938

Total securities	$58,750	$58,651	$9,285	$9,247

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	March 31, 2014
	Number	Less than 12 months		More than 12 months		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	7	$19,892	$(464)	$—	$—	$19,892	$(464)
- Variable rate	2	3,211	(53)	—	—	3,211	(53)
Municipals - fixed rate
- Tax exempt	1	1,615	(15)	—	—	1,615	(15)
Collateralized mortgage obligations - fixed rate	2	4,174	(191)	—	—	4,174	(191)

Total securities available for sale	12	28,892	(723)	—	—	28,892	(723)

Securities held to maturity:
Municipals - fixed rate
- Taxable	3	5,486	(71)	—	—	5,486	(71)

Total securities held to maturity	3	5,486	(71)	—	—	5,486	(71)

Total securities	15	$34,378	$(794)	$—	$—	$34,378	$(794)

	December 31, 2013
	Number	Less than 12 months		More than 12 months		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	10	$26,610	$(724)	$—	$—	$26,610	$(724)
- Variable rate	2	3,214	(128)	—	—	3,214	(128)
Municipals - fixed rate
- Taxable	5	8,069	(697)	901	(143)	8,970	(840)
- Tax exempt	1	1,573	(61)	—	—	1,573	(61)
Collateralized mortgage obligations - fixed rate	3	6,361	(544)	—	—	6,361	(544)

Total securities	21	$45,827	$(2,154)	$901	$(143)	$46,728	$(2,297)

All securities held as of March 31, 2014 were investment grade. The unrealized loss positions at March 31, 2014 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at March 31, 2014, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at March 31, 2014; therefore, no impairment has been recognized.

Note 5. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans held for investment as of the dates stated:

	March 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$245,936	44.10%	$246,324	45.75%
Commercial real estate	191,790	34.39%	172,711	32.08%
Residential real estate	23,029	4.13%	22,004	4.09%
Consumer	3,414	0.61%	3,191	0.59%
Guaranteed student loans	93,142	16.70%	94,028	17.46%
Overdrafts	367	0.07%	184	0.03%

Loans held for investment	$557,678	100.00%	$538,442	100.00%
Allowance for loan and lease losses	(5,414)		(5,305)

Loans held for investment, net of allowance	552,264		533,137
Loans held for sale	6,336		3,363

Total loans	$558,600		$536,500

Loans held for investment, excluding guaranteed student loans, include unearned fees net of capitalized origination costs, of $249 thousand and $244 thousand, as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, $204.7 million of loans held for investment were pledged to the FHLB and the Federal Reserve Bank as collateral for borrowing capacity.

During the third quarter of 2013, the Bank began purchasing guaranteed student loans, which were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders.

As of March 31, 2014, the company had $93.1 million of guaranteed student loans recorded as loans held for investment on its consolidated balance sheet. This balance includes premium and acquisition costs of $2.5 million and $1.4 million, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans carry an approximate 98% federal government guaranty as to the payment of principal and accrued interest.

Loans Held for Sale

The Bank is a party to a sub-participation agreement with a commercial bank (the “participating bank”), whereby the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the loans close, the originators and the participating bank deliver the loans to the investors. Typically, the Bank, together with the participating bank, purchase up to an aggregate of a 99% participation interest with the originators retaining the remaining 1%. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

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

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$240,296	$1,032	$4,608	$—	$245,936
Commercial real estate	186,312	2,080	3,398	—	191,790
Residential real estate	20,237	1,989	803	—	23,029
Consumer	3,106	—	308	—	3,414
Guaranteed student loans	93,142	—	—	—	93,142
Overdrafts	367	—	—	—	367

Total loans	$543,460	$5,101	$9,117	$—	$557,678

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$238,655	$1,990	$5,679	$—	$246,324
Commercial real estate	166,398	2,366	3,947	—	172,711
Residential real estate	21,014	132	858	—	22,004
Consumer	2,849	—	342	—	3,191
Guaranteed student loans	94,028	—	—	—	94,028
Overdrafts	184	—	—	—	184

Total loans	$523,128	$4,488	$10,826	$—	$538,442

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

The allowance for loan and lease losses is determined based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans that are originated by the company. In evaluating the loan portfolio, qualitative factors, such as general economic conditions, nationally and in the company’s target markets, are considered, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of operations. Loans or portions of loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

The following table presents the allowance for loan and lease loss activity, by loan category, for the dates stated:

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$5,305	$4,875
Charge-offs:
Commercial and industrial	—	1
Commercial real estate	—	159
Residential real estate	35	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	1

Total charge-offs	36	161

Recoveries:
Commercial and industrial	1	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	—	1

Total recoveries	1	1

Net charge-offs	35	160

Provision for loan and lease losses	227	411
Amount for unfunded commitments	(19)	(27)
Other (1)	(64)	—

Balance at end of period	$5,414	$5,099

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	March 31, 2014
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,861	$303	$1,558
Commercial real estate	2,737	219	2,518
Residential real estate	407	218	189
Consumer	30	—	30
Guaranteed student loans	379	—	379

Total allowance for loan and lease losses	$5,414	$740	$4,674

Loan balances applicable to:
Commercial and industrial	$245,936	$4,566	$241,370
Commercial real estate	191,790	4,247	187,543
Residential real estate	23,029	1,656	21,373
Consumer	3,781	8	3,773
Guaranteed student loans	93,142	—	93,142

Total loans	$557,678	$10,477	$547,201

	December 31, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$2,148	$292	$1,856
Commercial real estate	2,756	298	2,458
Residential real estate	194	10	184
Consumer	12	—	12
Guaranteed student loans	195	—	195

Total allowance for loan and lease losses	$5,305	$600	$4,705

Loan balances applicable to:
Commercial and industrial	$246,324	$5,526	$240,798
Commercial real estate	172,711	4,875	167,836
Residential real estate	22,004	632	21,372
Consumer	3,375	8	3,367
Guaranteed student loans	94,028	—	94,028

Total loans	$538,442	$11,041	$527,401

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2,824	$3,894	$—	$2,983	$26
Commercial real estate	1,550	2,507	—	1,569	—
Residential real estate	302	332	—	311	2
Consumer	8	8	—	8	—
With an allowance recorded:
Commercial and industrial	1,742	1,820	303	1,758	14
Commercial real estate	2,697	2,941	219	2,696	38
Residential real estate	1,354	1,365	218	1,347	—
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$10,477	$12,867	$740	$10,672	$80

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$3,413	$4,484	$—	$3,342	$159
Commercial real estate	2,075	3,002	—	2,719	—
Residential real estate	444	474	—	447	8
Consumer	8	8	—	10	1
With an allowance recorded:
Commercial and industrial	2,113	2,194	292	2,220	50
Commercial real estate	2,800	3,085	298	2,934	197
Residential real estate	188	198	10	190	2
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$11,041	$13,445	$600	$11,862	$417

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

In July 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million related to $40.2 million of purchased credit-impaired loans. The remaining fair value adjustment on the purchased credit-impaired loans, as of March 31, 2014, was $2.9 million. The carrying value of purchased impaired loans, as of March 31, 2014, was approximately $9.3 million, which is net of any impairment charges recorded subsequent to acquisition.

For purchased credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference.

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

If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed. During the first quarter of 2014, the company recorded a benefit of $47 thousand due to the improvement of expected cash flows from a loan for which an impairment change was recorded in a prior period. Impairments and reversals of impairments are recorded in the provision for loan and lease losses in the consolidated statements of operations, and a component of the allowance for loan and lease losses in the consolidated balance sheet.

The following table presents the accretion activity related to acquired loans as of the dates stated:

	March 31, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Accretion (1)	(139)	(2,644)
Disposals (2)	—	(1,048)
Other (3)	64	—

Balance at end of period	$4,366	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $85 thousand relates to loans reclassified as other real estate owned.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	March 31, 2014
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$387	$869	$1,256
Commercial real estate	786	16	802
Residential real estate	432	1,248	1,680
Consumer	8	—	8
Guaranteed student loans	6,806	33,024	39,830

Total	$8,419	$35,157	$43,576

	December 31, 2013
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,034	$781	$1,815
Commercial real estate	—	17	17
Residential real estate	228	385	613
Consumer	4	—	4
Guaranteed student loans	43,875	—	43,875

Total	$45,141	$1,183	$46,324

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2014, there were no loans past due 90 days or greater for which interest was accruing.

	March 31, 2014	December 31, 2013
Commercial and industrial	$2,320	$2,386
Commercial real estate	398	883
Residential real estate	1,577	553
Consumer	—	—

Total nonaccrual loans	$4,295	$3,822
Other real estate owned	161	199

Total nonperforming assets	$4,456	$4,021

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	March 31, 2014	December 31, 2013
Performing:
Commercial and industrial	$490	$1,030
Commercial real estate	907	908
Residential real estate	—	—
Consumer	—	—

Total performing TDRs	$1,397	$1,938

Nonperforming:
Commercial and industrial	$1,909	$1,940
Commercial real estate	16	17
Residential real estate	132	120
Consumer	—	—

Total nonperforming TDRs	$2,057	$2,077

Total TDRs	$3,454	$4,015

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	March 31, 2014
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	7	$1,137	$1,262	$2,399
Commercial real estate	3	907	16	923
Residential real estate	1	—	132	132
Consumer	—	—	—	—

Total TDRs	11	$2,044	$1,410	$3,454

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2013
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,159	$1,812	$2,971
Commercial real estate	3	908	17	925
Residential real estate	1	—	119	119
Consumer	—	—	—	—

Total TDRs	12	$2,067	$1,948	$4,015

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

Note 6. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets as of the dates stated:

	March 31, 2014	December 31, 2013
Amortizable core deposit intangibles:
Gross carrying value	$3,710	$3,710
Accumulated amortization	(1,166)	(1,075)

Net core deposit intangibles	2,544	2,635

Unamortizable goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$15,533	$15,624

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2014	$273
2015	365
2016	365
2017	365
2018	365
Thereafter	811

Total	$2,544

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	March 31, 2014	December 31, 2013
Noninterest-bearing demand deposits	$114,708	$116,083
Interest-bearing:
Demand and money market	234,999	243,372
Savings deposits	5,037	4,785
Time deposits of $100,000 or more	157,138	146,834
Other time deposits	58,069	58,124

Total deposits	$569,951	$569,198

Note 8. Derivatives

Cash Flow Hedges

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. The company is a party to three interest rate swap agreements. Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without exchange of the underlying notional amount of $20 million. Pursuant to the other agreements, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning at a specified future date without exchange of underlying notional amounts of $17.5 million. As of March 31, 2014, the company’s three interest rate swaps were designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three-month period ended March 31, 2014, the ineffective portion was insignificant. The amount reported in AOCI as of March 31,

2014 was a loss of $6 thousand, net of a tax benefit of $3 thousand. As of March 31, 2014, an asset of $152 thousand was recorded in other assets and a liability of $179 thousand was recorded in other liabilities on the consolidated balance sheet related to these derivatives. Additionally, the company has minimum collateral requirements with its counterparty, and as of March 31, 2014, $250 thousand has been pledged as collateral under the agreements, as the valuation of one of the derivatives has surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of March 31, 2014, $450 thousand was recorded in other assets and $429 thousand was recorded in other liabilities related to non-designated hedges. For the periods ended March 31, 2014 and 2013, $18 thousand and $3 thousand, respectively, was recorded in net income related to non-designated hedges. As of March 31, 2014, the company had $510 thousand pledged as collateral with respect to non-hedge derivatives.

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

Note 10. Income Taxes

Net deferred tax assets as of March 31, 2014 and December 31, 2013 were $4.2 million and $4.3 million, respectively. The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	March 31, 2014		December 31, 2013
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$158	34.00%	$1,037	34.00%
Meals and entertainment	2	0.46%	9	0.31%
Share-based compensation	20	4.25%	86	2.80%
Transaction-related expenses	60	13.01%	—	0.00%
Tax exempt income	(30)	-6.46%	(67)	-2.21%
Other	(1)	-0.25%	—	0.00%

Income tax expense reported	$209	45.01%	$1,065	34.90%

Note 11. Earnings per Common Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated:

	Three Months Ended March 31,
	2014	2013
Net income	$255	$418
Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$234	$397

Weighted average shares outstanding, basic (1)	10,471	10,488
Dilutive shares	113	26

Weighted average shares outstanding, diluted	10,584	10,514

Earnings per common share, basic	$0.02	$0.04

Earnings per common share, diluted	$0.02	$0.04

(1)	Includes vested restricted stock units.

Note 12. Share Repurchase Program

In July 2013, the company’s board of directors authorized a share repurchase program permitting the company to repurchase in the open market or otherwise up to 210,000 shares, or approximately 2% of shares of the company’s then outstanding common stock. The authorization has no time limit. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time.

The company repurchased the following shares of common stock pursuant to the repurchase program for the period stated. The repurchases were made using available cash resources and occurred in the open market.

Three Months Ended March 31, 2014
Shares of common stock repurchased	43,900
Price paid for common stock repurchased	$265
Average price paid per common share	$6.04

Note 13. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, as part of the Small Business Lending Fund (“SBLF”) of the U.S. Department of Treasury (“U.S. Treasury”), the company issued and sold 8,381 shares of non-cumulative perpetual preferred stock to the Secretary of the U.S. Treasury (the “SBLF Preferred Stock”) for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) by the Bank with the lowest rate of 1%. For the three-month periods ended March 31, 2014 and 2013, the company’s dividend was $21 thousand, representing an effective dividend rate of 1% for both periods.

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

The following table presents unfunded commitments outstanding as of the dates stated:

	March 31, 2014	December 31, 2013
Commercial lines of credit	$82,357	$68,782
Commercial real estate	43,644	44,324
Residential real estate	6,753	7,183
Consumer	849	481
Letters of credit	6,624	6,796
Loans held for sale	11,664	5,637

Total commitments	$151,891	$133,203

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of March 31, 2014, the Bank had invested $450 thousand. An additional $550 thousand will be funded at the request of the general partner of the partnership.

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2014, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and 2013, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Securities held to maturity:

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of March 31, 2014 Using
	March 31, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$43,820	$—	$43,820	$—
- Variable rate	4,849	—	4,849	—
Municipals	1,615	—	1,615	—
Collateralized mortgage obligations	8,367	—	8,367	—
Cash flow hedge - asset	152	—	152	—
Cash flow hedge - liability	(179)	—	(179)	—
Interest rate derivative - asset	450	—	450	—
Interest rate derivative - liability	(429)	—	(429)	—
Assets measured on a nonrecurring basis:
Impaired loans	10,477	—	—	10,477
Other real estate owned	161	—	—	161

		Fair Value Measurements as of December 31, 2013 Using
	December 31, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,337	$—	$45,337	$—
- Variable rate	4,852	—	4,852	—
Municipals
- Taxable	8,970	—	8,970	—
- Tax exempt	1,573	—	1,573	—
Collateralized mortgage obligations	8,453	—	8,453	—
Cash flow hedge - asset	192	—	192	—
Cash flow hedge - liability	(191)	—	(191)	—
Interest rate derivative - asset	135	—	135	—
Interest rate derivative - liability	(113)	—	(113)	—
Assets measured on a nonrecurring basis:
Impaired loans	11,041	—	—	11,041
Other real estate owned	199	—	—	199

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	March 31, 2014		Fair Value Measurements as of March 31, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$12,490	$12,490	$12,490	$—	$—
Securities available for sale	58,651	58,651	—	58,651	—
Securities held to maturity	9,285	9,247	—	9,247	—
Loans held for sale	6,336	6,336	—	6,336	—
Loans held for investment, net	552,264	558,127	—	—	558,127
Cash flow hedge	152	152	—	152	—
Interest rate derivative	450	450	—	450	—
Accrued interest receivable	2,749	2,749	—	2,749	—
Financial liabilities:
Cash flow hedge	$179	$179	$—	$179	$—
Interest rate derivative	429	429	—	429	—
Federal funds purchased	1,423	1,423	—	1,423	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	569,951	569,370	—	569,370	—
Accrued interest payable	226	226	—	226	—

	December 31, 2013		Fair Value Measurements as of December 31, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$24,944	$24,944	$24,944	$—	$—
Federal funds sold	5,749	5,749	—	5,749	—
Securities available for sale	69,185	69,185	—	69,185	—
Loans held for sale	3,363	3,363	—	3,363	—
Loans held for investment, net	533,137	534,232	—	—	534,232
Cash flow hedge	192	192	—	192	—
Interest rate derivative	135	135	—	135	—
Accrued interest receivable	2,403	2,403	—	2,403	—
Financial liabilities:
Cash flow hedge	$191	$191	$—	$191	$—
Interest rate derivative	113	113	—	113	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	569,198	568,775	—	568,775	—
Accrued interest payable	215	215	—	215	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). The data presented as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 is derived from our unaudited interim financial statements and include, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2013 is derived from our audited financial statements as of and for the year ended December 31, 2013, which is included in the 2013 Form 10-K.

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

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its six branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, and three branches located in Suffolk, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches now operate under the name Xenith Bank. As of March 31, 2014, we had total assets of $683.5 million, total loans, net of our allowance for loan and lease losses, of $558.6 million, total deposits of $570.0 million and shareholders’ equity of $88.8 million.

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

On March 20, 2014, we entered into a merger agreement with Colonial Virginia Bank (“CVB”), pursuant to which CVB will be merged with and into the Bank, with the Bank surviving the CVB merger as a wholly-owned subsidiary of the company. CVB operates two full-service branches in the Gloucester, Virginia area and one loan production office in Yorktown, Virginia, all within the company’s target markets. As of December 31, 2013, CVB reported total assets of $114.9 million, net loans of $71.4 million, total deposits of $99.5 million, and shareholders’ equity of $12.1 million. Under the terms of the merger agreement, each share of CVB common stock outstanding immediately prior to the effective time of the CVB merger will be converted into the right to receive 2.65 shares of Xenith Bankshares common stock without interest and less applicable amounts for taxes. There will be no cash transferred in the transaction, with the exception of the purchase of fractional shares.

On April 30, 2014, the Federal Reserve Bank of Richmond, acting on delegated authority from the Board of Governors of the Federal Reserve Bank, granted the federal bank regulatory approvals necessary for the merger. The completion of the CVB merger remains subject to certain conditions, including approval by the Bureau of Financial Institutions of the Virginia State Corporation Commission, approval by the shareholders of CVB, and other customary closing conditions.

In the third quarter of 2013, we began purchasing rehabilitated student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. We have an agreement with a third-party servicer of student loans that provides all day-to-day operational requirements for the servicing of these loans. As of March 31, 2014, guaranteed student loans were $93.1 million, which are classified as loans held for investment in our consolidated balance sheet. These loans carry a nearly 98% guaranty of principal and interest by a guarantee agency and are reinsured by the U.S. Department of Education.

In the third quarter of 2013, the company announced a share repurchase program, under which we may repurchase in the open market or otherwise up to 210,000 shares of our outstanding common stock, or approximately 2% of outstanding shares at the time of the announcement. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. For the three months ended March 31, 2014, the company purchased 43,900 shares of its common stock at an average price of $6.04. For additional information regarding shares repurchased in the first quarter, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

The following table presents selected financial performance measures, for the dates stated:

	Three Months Ended March 31,
	2014	2013
Net interest margin (1)	3.42%	3.83%
Return on average assets (2)	0.15%	0.29%
Return on average common equity (3)	1.27%	2.10%
Efficiency ratio (4)	88%	82%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

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

Industry Conditions

The economy showed signs of improvement in 2013 and first quarter 2014, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for March 2014 was reported at 6.7%, remaining the same as December 2013. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the February 2014 unemployment rate was 5.7%, down from 6.2% at the end of 2013. More specifically, the unemployment rate in Virginia in February 2014 was 4.9%, based on data published by the Fifth District.

The Federal Open Market Committee (the “FOMC”) stated in an April 30, 2014 release that economic activity has been expanding at a moderate pace, and although labor market conditions have shown some improvement, the unemployment rate remains elevated. The FOMC stated business fixed investment declined, while the recovery in the housing sector remained slow, but household spending advanced.

The FOMC stated it will reduce the pace of its asset purchase program until the outlook for the labor market or inflation changes, with the future pace of the asset purchase program based on the efficacy and cost of the program. The FOMC stated it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time. In determining how long to maintain the current 0 to ¼ percent target range for the federal funds rate, the FOMC stated it will assess progress (both realized and expected) toward its objectives of maximum employment and 2 percent inflation. The FOMC currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

Low interest rates and intense competition, due to limited business investment, in addition to other factors, have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We anticipate intense competition in our markets until the economy shows stronger signs of improvement.

Outlook

We believe we are well positioned to take advantage of competitive opportunities. We believe we will benefit from (1) our team of skilled bankers, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team. We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects our estimate of losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to purchased credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for purchased credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “—Financial Condition—Allowance for Loan and Lease Losses” below and in measuring impairment for purchased credit-impaired loans is contained under “—Financial Condition—Allowance for Loan and Lease Losses—Acquired Loans” below.

Our critical accounting policies are discussed in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2013 Form 10-K. Since December 31, 2013, there have been no changes in these policies that have had or could reasonably be expected to have a material effect on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2014, net income was $255 thousand compared to net income of $418 thousand for the three months ended March 31, 2013. Net income before income tax expense was $464 thousand for the three months ended March 31, 2014 compared to $663 thousand for the same period in 2013.

The following table presents our net income and earnings per common share information for the periods stated:

	Three Months Ended March 31,
	2014	2013
Net income	$255	$418

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$234	$397

Earnings per common share, basic and diluted	$0.02	$0.04

Net Interest Income

For the three months ended March 31, 2014, net interest income was $5.5 million compared to $5.2 million for the three months ended March 31, 2013. Higher net interest income in the 2014 period was primarily due to higher average balances of loans held for investment, including guaranteed student loans, partially offset by lower yields on loans held for investment and lower average balances of loans held for sale. Also contributing to higher net interest income was lower costs of deposits. Higher average balances of deposits were offset by lower costs of these deposits. Lower yields on loans held for investment were partially due to lower accretion on acquired loans in the 2014 period compared to the 2013 period, as further discussed below. As presented in the table below, our net interest margin for the three-month period ended March 31, 2014 was 3.42%, a 41 basis point decrease from 3.83% for the same period in 2013. Excluding the effect of purchase accounting adjustments, net interest margin declined 13 basis points for the period ended March 31, 2014 compared to the same period of 2013. Lower yields on guaranteed student loans affected net interest margin as these loans earn lower yields than our organic and acquired loans; however, we believe these loans, which carry a federal guarantee and reprice quarterly, offer attractive risk-adjusted returns.

Average interest-earning assets increased $90.8 million, primarily due to guaranteed student loans, while related interest income increased $147 thousand, for the three-month period ended March 31, 2014 compared to the same period in 2013. Average interest-bearing liabilities increased $74.0 million, primarily due to an increase in time deposits, while related interest expense decreased $72 thousand, for the three-month period ended March 31, 2014 compared to the same period in 2013. Yields on interest-earning assets decreased 55 basis points to 3.96%, and costs of interest-bearing liabilities decreased 20 basis points to 0.71%, when comparing the three-month period ended March 31, 2014 to the same period in 2013. Average interest-earning assets as a percentage of total assets were 93.5% for the three-month period ended March 31, 2014, a decline from 95.1% for the same period in 2013. The decrease in the percentage of interest-earning assets to total assets in the 2014 period was primarily due to our investment in bank owned life insurance (“BOLI”) in the second quarter of 2013.

Our loan portfolios acquired in the merger, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion was $139 thousand for the three months ended March 31, 2014 compared to $502 thousand for the period ended March 31, 2013.

The following table presents the effect of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended March 31,
	2014	2013
Net interest margin	3.42%	3.83%
Purchase accounting adjustments impact (1)	0.09%	0.37%
Net interest margin excluding the impact of purchase accounting adjustments	3.33%	3.46%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans.

The following table provides an analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances. Tax-exempt income is reported on a taxable equivalent basis.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended March 31,
							2014 vs. 2013
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$6,248	$4,484	0.22%	0.21%	$3	$2	$1	$—	$1
Interest-earning deposits	10,946	43,679	0.32%	0.25%	9	28	(19)	6	(25)
Investments	73,501	59,433	2.34%	2.01%	429	298	131	53	77
Loans held for sale	2,372	66,434	2.76%	3.31%	16	549	(533)	(78)	(455)
Guaranteed student loans, gross	93,698	—	3.22%	0.00%	754	—	754	—	754
Loans held for investment, gross (3)	452,786	374,752	4.53%	5.67%	5,124	5,311	(187)	(1,180)	993

Total interest-earning assets	639,551	548,782	3.96%	4.51%	6,335	6,188	147	(1,199)	1,345

Allowance for loan and lease losses	(5,388)	(5,064)
Noninterest-earning assets:
Cash and due from banks	10,330	4,656
Premises and fixed assets	5,009	5,412
Other assets	34,562	23,264

Total noninterest-earning assets	49,901	33,332

Total assets	$684,064	$577,050

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$29,874	$14,400	0.18%	0.24%	$13	$9	$4	$(3)	$7
Savings and money market deposits	217,336	242,152	0.51%	0.62%	279	374	(95)	(59)	(36)
Time deposits	209,791	134,153	0.90%	1.38%	475	464	11	(195)	206
Federal funds purchased and borrowed funds	28,354	20,673	1.41%	1.77%	100	92	8	(22)	30

Total interest-bearing liabilities	485,355	411,378	0.71%	0.91%	867	939	(72)	(279)	207

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	106,451	75,312
Other liabilities	3,615	2,453

Total noninterest-bearing liabilities	110,066	77,765

Shareholders’ equity	88,643	87,907

Total liabilities and shareholders’ equity	$684,064	$577,050

Interest rate spread (4)			3.25%	3.60%

Net interest income (5)					$5,468	$5,249	$219	$(920)	$1,139

Net interest margin (6)			3.42%	3.83%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income from loans held for investment in 2014 and 2013 includes $139 thousand and $502 thousand, respectively, in accretion related to acquired loans.

Provision for Loan and Lease Losses

For three months ended March 31, 2014, our provision for loan and lease losses was $227 thousand compared to $411 thousand for the same period of 2013. Lower provision in the three-month period ended March 31, 2014 was primarily due to improved credit quality and loan mix.

Noninterest Income

For the three months ended March 31, 2014, noninterest income was $320 thousand compared to $660 thousand for the same period of 2013. Lower noninterest income in the 2014 period was primarily due to a gain of $361 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition and gains on sales of securities in 2013. In the three-month period ended March 31, 2014, we had higher noninterest income resulting from higher service charges and fees on deposit accounts, including fees from treasury management services, and earnings on BOLI compared to the same period in 2013.

Noninterest Expense

For the three-month period ended March 31, 2014, noninterest expense increased $258 thousand compared to the same period in 2013. Noninterest expense in the 2014 period included $205 thousand of expenses, primarily professional fees, related to the previously announced merger with CVB and $156 thousand of expenses for guaranteed student loan servicing.

Income Taxes

For the three-month periods ended March 31, 2014 and 2013, income tax expense was $209 thousand and $245 thousand, respectively. Income tax expense and our effective tax rate of 45% in the first quarter of 2014 reflects the nondeductibility of certain merger-related transaction costs, partially offset by the addition of BOLI, the earnings on which are tax exempt. Net deferred tax assets as of March 31, 2014 and December 31, 2013 were $4.2 million and $4.3 million, respectively.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. The decline in the fair value of our investment portfolio is primarily due to the recent rise in longer term interest rates. During the first quarter of 2014, we reclassified certain nonamortizing, fixed-rate securities to held to maturity.

	March 31, 2014
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$43,828	$43,820	4.39	2.09%
- Variable rate	4,804	4,849	10.84	1.90%
Municipals - fixed rate
- Tax exempt (1)	1,630	1,615	7.87	2.95%
Collateralized mortgage obligations - fixed rate	8,488	8,367	4.63	2.24%

Total securities available for sale	58,750	58,651	5.06	2.12%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,285	9,247	8.98	3.39%

Total securities held to maturity	9,285	9,247	8.98	3.39%

Total securities	$68,035	$67,898	5.59	2.29%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

	December 31, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,693	$45,338	4.54	2.09%
- Variable rate	4,903	4,852	4.20	1.68%
Municipals - fixed rate
- Taxable	9,810	8,970	9.23	2.71%
- Tax exempt (1)	1,634	1,573	8.12	2.95%
Collateralized mortgage obligations - fixed rate	8,940	8,452	4.01	2.18%

Total securities available for sale	$70,980	$69,185	5.16	2.17%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following tables present a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	March 31, 2014
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$—	—	$—	—	$25,852	1.91%	$17,968	2.34%	$43,820	2.09%
- Variable rate	—	—	—	—	—	—	4,849	1.90%	4,849	1.90%
Municipals - fixed rate
- Tax exempt (1)	—	—	—	—	1,615	2.95%	—	—	1,615	2.95%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	8,367	2.24%	8,367	2.24%

Total securities available for sale	—		—		27,467		31,184		58,651

Securities held to maturity:
Municipals - fixed rate
- Taxable	—	—	—	—	8,309	3.31%	938	4.12%	9,247	3.39%

Total securities held to maturity	—		—		8,309		938		9,247

Total securities	$—	—	$—	—	$35,776	2.28%	$32,122	2.07%	$67,898	2.29%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	March 31, 2014
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$38,292	$38,430	43.1%
- Federal Home Loan Mortgage Corporation	9,327	9,229	10.5%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	March 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$245,936	44.10%	$246,324	45.75%
Commercial real estate	191,790	34.39%	172,711	32.08%
Residential real estate	23,029	4.13%	22,004	4.09%
Consumer	3,414	0.61%	3,191	0.59%
Guaranteed student loans	93,142	16.70%	94,028	17.46%
Overdrafts	367	0.07%	184	0.03%

Loans held for investment	$557,678	100.00%	$538,442	100.00%
Allowance for loan and lease losses	(5,414)		(5,305)

Loans held for investment, net of allowance	552,264		533,137
Loans held for sale	6,336		3,363

Total loans	$558,600		$536,500

Loans held for sale

Loans held for sale represent our participation in a nationwide warehouse lending program with a commercial bank (the “participating bank”), whereby pursuant to the sub-participation agreement, the participating bank and the Bank purchase participation interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. Typically, the Bank, together with the participating bank, purchases up to an aggregate of a 99% interest with the originators retaining the remaining 1% interest. These loans are held for short periods, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

Loans held for investment

The following tables provide the maturity analysis of our loans held for investment as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	March 31, 2014
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$101,702	$86,790	$12,461	$99,251	$33,927	$8,728	$42,655	$243,608
Commercial real estate (2)	52,983	92,074	14,027	106,101	27,880	4,428	32,308	191,392
Residential real estate (3)	5,216	3,715	6,063	9,778	5,800	657	6,457	21,451
Consumer	2,579	—	255	255	578	1	579	3,413
Guaranteed student loans	35	993	92,114	93,107	—	—	—	93,142
Overdrafts	367	—	—	—	—	—	—	367

Total loans	$162,882	$183,572	$124,920	$308,492	$68,185	$13,814	$81,999	$553,373

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $872 thousand in nonaccrual variable-rate loans.
(2)	Excludes $370 thousand in nonaccrual fixed-rate loans and $28 thousand in nonaccrual variable-rate loans.
(3)	Excludes $132 thousand in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.

	December 31, 2013
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$102,663	$79,277	$9,980	$89,257	$43,496	$8,522	$52,018	$243,938
Commercial real estate (2)	57,749	78,167	8,489	86,656	23,029	4,394	27,423	171,828
Residential real estate (3)	6,994	3,615	5,006	8,621	5,355	481	5,836	21,451
Consumer	2,242	319	69	388	559	2	561	3,191
Guaranteed student loans	30	1,247	92,751	93,998	—	—	—	94,028
Overdrafts	185	—	—	—	—	—	—	185

Total loans	$169,863	$162,625	$116,295	$278,920	$72,439	$13,399	$85,838	$534,621

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $874 thousand in nonaccrual variable-rate loans.
(2)	Excludes $384 thousand in nonaccrual fixed-rate loans and $499 thousand in nonaccrual variable-rate loans.
(3)	Excludes $119 thousand in nonaccrual fixed-rate loans and $434 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 49.2% of our loan portfolio at March 31, 2014 and 47.9% at December 31, 2013. Commercial real estate (“CRE”) loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets, offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans held for investment in each category to total loans as of the dates stated:

	March 31, 2014		December 31, 2013
	Amount	Percent of loans in each category to total loans held for investment	Amount	Percent of loans in each category to total loans held for investment
Balance at end of period applicable to:
Commercial and industrial	$1,861	44.10%	$2,148	45.75%
Commercial real estate	2,737	34.39%	2,756	32.08%
Residential real estate	407	4.13%	194	4.09%
Consumer	30	0.68%	12	0.62%
Guaranteed student loans	379	16.70%	195	17.46%

Total allowance for loan and lease losses	$5,414	100.00%	$5,305	100.00%

The following tables present the activity in the allowance for loan and lease losses for the dates stated:

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$5,305	$4,875
Charge-offs:
Commercial and industrial	—	1
Commercial real estate	—	159
Residential real estate	35	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	1

Total charge-offs	36	161

Recoveries:
Commercial and industrial	1	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	—	1

Total recoveries	1	1

Net charge-offs	35	160

Provision for loan and lease losses	227	411
Amount for unfunded commitments	(19)	(27)
Other (1)	(64)	—

Balance at end of period	$5,414	$5,099

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

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

If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that exceed those previously determined, some portion of the impairment could be reversed. Our re-evaluation of expected cash flows in the first quarter of 2014 resulted in a benefit of $47 thousand due to the improvement of expected cash flows from a loan for which an impairment charge was recorded in a prior period. This benefit is recorded in the provision for loan and lease losses in the consolidated statement of operations and in our allowance for loan and lease losses in our consolidated balance sheet.

The following table presents our accretion activity as of the dates stated:

	March 31, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Accretion (1)	(139)	(2,644)
Disposals (2)	—	(1,048)
Other (3)	64	—

Balance at end of period	$4,366	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $85 thousand relates to loans reclassified as other real estate owned.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2014, and December 31, 2013, there were no loans 90 days or greater past due with respect to principal and interest for which interest was accruing.

As of March 31, 2014 and December 31, 2013, we had $161 thousand and $199 thousand, respectively, in OREO consisting primarily of residential properties and undeveloped land. OREO valuations are evaluated periodically, and any necessary reserve to carry the asset at its fair value is recorded as a charge to net income. In the three months ended March 31, 2014, we recorded a $38 thousand valuation allowance for two properties to reflect their net carrying values at estimated fair value.

The following table presents our nonperforming assets and various performance ratios for the periods and as of the dates stated:

	March 31, 2014	December 31, 2013
Nonaccrual loans	$4,295	$3,822
Other real estate owned	161	199

Total nonperforming assets	$4,456	$4,021

Nonperforming assets as a percentage of total loans held for investment	0.80%	0.75%
Nonperforming assets as a percentage of total assets	0.65%	0.59%
Net charge-offs as a percentage of average loans held for investment	0.01%	0.22%
Allowance for loan and lease losses as a percentage of total loans held for investment	0.97%	0.99%
Allowance for loan and lease losses to nonaccrual loans	126.06%	138.78%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of March 31, 2014 totaled $570.0 million compared to deposits of $569.2 million at December 31, 2013. Demand deposits, including money market accounts, as of March 31, 2014, decreased $9.7 million from balances at December 31, 2013, while time deposits increased $10.2 million. As of March 31, 2014 and December 31, 2013, $65.8 million and $71.3 million, respectively, of our deposits were in Insured Cash Sweep accounts and brokered time deposits, which we collectively refer to as brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$106,450	—	$88,254	—
Interest-bearing deposits:
Demand and money market	242,224	0.48%	251,110	0.54%
Savings accounts	4,986	0.24%	4,535	0.29%
Time deposits $100,000 or greater	151,235	0.76%	95,490	1.01%
Time deposits less than $100,000	58,555	1.27%	57,374	1.36%

Total interest-bearing deposits	457,000	0.67%	408,509	0.76%

Total average deposits	$563,450	0.54%	$496,763	0.63%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of March 31, 2014:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$28,513	$30,919	$54,047	$43,659	$157,138	27.57%

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings for each of the periods stated:

	March 31, 2014				December 31, 2013
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Year-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$1,423	$6,367	$1,499	0.58%	$—	$—	$247	0.58%
Other borrowings	—	16,000	6,856	0.41%	—	5,000	805	0.31%

Total short-term borrowings	$1,423	$22,367	$8,355	0.44%	$—	$5,000	$1,052	0.37%

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

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. During the second quarter of 2013 and the first quarter of 2014, we entered into forward-starting swaps for notional amounts totaling $17.5 million, whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of the borrowings. The derivatives are designated as cash flow hedges, whereby the effective portion of the hedges is recorded in accumulated other comprehensive (loss) income. The amount reported in accumulated other comprehensive (loss) income as of March 31, 2014, related to these derivatives was an unrealized loss of $6 thousand, net of a tax benefit of $3 thousand. As of March 31, 2014, the ineffective portion of the derivatives was insignificant.

We have agreements with the counterparty to our derivatives that contain a provision whereby, if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of

March 31, 2014, $250 thousand had been pledged as collateral under the agreements, as the valuation of one of the derivatives had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreements at termination value. As of March 31, 2014, an asset of $152 thousand was recorded in other assets, and a hedge liability of $179 thousand was recorded in other liabilities on our consolidated balance sheet related to these derivatives.

For the three-month period ended March 31, 2014, our effective interest rate on the $20 million FHLB borrowing, including the effect of the modification fee and cash flow hedge, was 1.81%.

LIQUIDITY AND CAPITAL RESOURCES

In the three-month period ended March 31, 2014, cash and cash equivalents decreased $18.2 million compared to an increase of $39.9 million in the same period in 2013. Net cash used in operating activities was $3.1 million for the three-month period ended March 31, 2014 compared to net cash provided by operating activities of $13.5 million for the same period in 2013. Net cash used in operating activities in the 2014 period was primarily for the funding of loans held for sale in excess of the sale of these loans, whereas in the 2013 period, we funded fewer loans than we sold. Net cash used in investing activities was $17.0 million for the three-month period ended March 31, 2014 compared to net cash provided by investing activities of $10.9 million for the same period in 2013. Cash used in investing activities in the 2014 period reflected a net increase in loans held for investment of $19.2 million, partially offset by proceeds from securities. Net cash provided by investing activities in the three-month period ended March 31, 2013 reflected a net decrease in loans held for investment and proceeds from securities, partially offset by purchases of securities. Net cash provided by financing activities in the three-month period ended March 31, 2014 was $1.9 million compared to $15.5 million for the same period of 2013. Cash provided by financing activities in the 2014 period reflected a net increase in deposits and borrowings, while cash provided by financing activities in the 2013 period was primarily due to the increase in deposits. In the third quarter of 2013, we began our share repurchase program and used $265 thousand to repurchase shares of our common stock in the three-month period ended March 31, 2014.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses and increased loan demand, and to achieve stated objectives (including working capital requirements.) These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of business and industry, competition, and our overall financial condition and cash flows.

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale securities portfolio. We have access to a credit line from our primary correspondent bank in the amount of $9.0 million. This line is for short-term liquidity needs, expires in February 2015, and is subject to the prevailing federal funds interest rate. At March 31, 2014, we had $1.4 million of federal funds purchased outstanding under this facility.

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of March 31, 2014 was $203.6 million, based on our December 31, 2013 balance sheet. Pledged collateral for this facility as of March 31, 2014 was $42.4 million. Under this facility, as of March 31, 2014, we had one nonamortizing term loan for $20 million borrowing outstanding. Credit availability under the FRB facility was $112.4 million as of March 31, 2014, which is also based on pledged collateral. Borrowings under the FRB facility bear the prevailing current rate for primary credit. There were no amounts outstanding under the FRB facility as of March 31, 2014.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5.0 million expires on September 30, 2014. The remainder of the lines of credit can be cancelled at any time. As of March 31, 2014, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

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

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	March 31, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$69,777	$70,393	$69,314	$70,299
Total risk-based capital	75,545	76,161	74,955	75,940
Risk-weighted assets	546,463	546,622	526,841	526,752

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated:

	March 31, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	10.50%	10.60%	10.37%	10.52%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	12.77%	12.88%	13.16%	13.35%	4.00%	> 6.00%
Total risk-based capital ratio	13.82%	13.93%	14.23%	14.42%	8.00%	> 10.00%

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of March 31, 2014 of $240.4 million. This net asset-sensitive position was a result of $500.3 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $259.9 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of March 31, 2014 is considered by management to be favorable in an increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$2,201	$—	$—	$—	$12,490
Securities	7,513	5,109	15,227	40,188	67,936
Loans	476,149	8,865	19,531	53,416	564,014
Allowance for loan and lease losses	—	—	—	—	(5,414)
Premises and equipment	—	—	—	—	4,931
Intangibles	—	—	—	—	15,533
OREO	—	—	—	—	161
Deferred tax asset	—	—	—	—	4,176
Bank owned life insurance	—	—	—	—	9,773
Other assets	476	—	—	4,282	9,944

Total assets	$486,339	$13,974	$34,758	$97,886	$683,544

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$114,708
Interest-bearing deposits	129,996	128,496	182,462	14,291	455,243
Federal funds purchased	1,423	—	—	—	1,423
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	3,403
Shareholders’ equity	—	—	—	—	88,767

Total liabilities and equity	$131,419	$128,496	$202,462	$14,291	$683,544

Discrete gap:	$354,920	$(114,522)	$(167,704)	$83,595
Cumulative gap:	$354,920	$240,398	$72,694	$156,289

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	March 31, 2014	December 31, 2013
Commercial lines of credit	$82,357	$68,782
Commercial real estate	43,644	44,324
Residential real estate	6,753	7,183
Consumer	849	481
Letters of credit	6,624	6,796
Loans held for sale	11,664	5,637

Total commitments	$151,891	$133,203

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of March 31, 2014, the Bank had invested $450 thousand. An additional $550 thousand will be funded at the request of the general partner of the partnership.

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in our proxy statement/prospectus (Registration No. 333-195108) that we filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2014 and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	our ability to generate sufficient taxable income to utilize our deferred tax assets, thus requiring a valuation allowance against this asset;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•	the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed, and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	the ability of the company and CVB to obtain required regulatory and shareholder approvals;

•	our ability to complete the CVB merger as expected and within the expected timeframe;

•	the possibility that one or more of the conditions to the completion of the CVB merger may not be satisfied;

•	any event that could give rise to a termination of the CVB merger agreement;

•	disruptions to customer and employee relationships and business operations caused by the CVB merger;

•	our ability to achieve the cost savings and synergies contemplated by the CVB merger within the expected timeframe;

•	our ability to maintain regulatory capital levels and adequate sources of funding and liquidity, which could be adversely affected by market conditions and changes in capital requirements made by regulators;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the SEC.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Risk Factors” in the proxy statement/prospectus (Registration No. 333-195108) that we filed with the SEC on April 30, 2014 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in the proxy statement/prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company’s board of directors approved a share repurchase program, under which the company may repurchase in the open market or otherwise up to 210,000 shares of its outstanding common stock, or approximately 2% of its then outstanding shares. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time.

The following table presents monthly stock repurchases during the first quarter of 2014. All purchases were made using available cash resources and occurred in the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2014 - January 31, 2014	14,900	$6.07	14,900	144,670
February 1, 2014 - February 28, 2014	11,200	$6.04	11,200	133,470
March 1, 2014 - March 31, 2014	17,800	$6.02	17,800	115,670

Total	43,900	$6.04	43,900

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

2.1	Agreement of Merger, dated as of March 20, 2014, among Colonial Virginia Bank, Xenith Bankshares, Inc. and Xenith Bank (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on March 25, 2014 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

10.1	Voting Agreement, dated as of March 20, 2014, among Xenith Bankshares, Inc. and the parties listed on Exhibit A to the Voting Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 25, 2014 (File No. 000-53380))

10.2	Form of Stock Unit Award Agreement

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: May 6, 2014	/S/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2014	/S/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)