Form 10-Q
period 2014-06-30
Xenith Bankshares, Inc.
filed 2014-08-08
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at August 1, 2014 was 12,039,898.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)	(Unaudited) June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$36,862	$24,944
Federal funds sold	37,499	5,749

Total cash and cash equivalents	74,361	30,693
Securities available for sale, at fair value	73,852	69,185
Securities held to maturity, at cost (fair value - $9,542)	9,283	—
Loans, net of allowance for loan and lease losses, 2014 - $6,016; 2013 - $5,305	666,221	536,500
Premises and equipment, net	8,218	5,069
Other real estate owned, net	1,298	199
Goodwill and other intangible assets, net	16,372	15,624
Accrued interest receivable	3,809	2,403
Deferred tax asset	6,201	4,345
Bank owned life insurance	13,904	9,690
Other assets	9,864	6,188

Total assets	$883,383	$679,896

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$431,214	$359,455
Savings	12,531	4,785
Time	313,466	204,958

Total deposits	757,211	569,198
Accrued interest payable	262	215
Federal funds purchased and borrowed funds	20,000	20,000
Supplemental executive retirement plan	2,241	—
Other liabilities	4,228	2,797

Total liabilities	783,942	592,210

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 8,381 shares issued and outstanding as of June 30, 2014 and December 31, 2013	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 12,035,248 shares issued and outstanding as of June 30, 2014 and 10,437,630 shares issued and outstanding as of December 31, 2013	12,035	10,438
Additional paid-in capital	80,958	71,797
Accumulated deficit	(1,750)	(1,758)
Accumulated other comprehensive loss, net of tax	(183)	(1,172)

Total shareholders’ equity	99,441	87,686

Total liabilities and shareholders’ equity	$883,383	$679,896

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

(in thousands, except per share data)	June 30, 2014	June 30, 2013
Interest income
Interest and fees on loans	$6,287	$5,758
Interest on securities	356	270
Interest on federal funds sold and deposits in other banks	67	76

Total interest income	6,710	6,104

Interest expense
Interest on deposits	513	535
Interest on time certificates of $100,000 and over	351	223
Interest on federal funds purchased and borrowed funds	97	93

Total interest expense	961	851

Net interest income	5,749	5,253
Provision for loan and lease losses	602	4

Net interest income after provision for loan and lease losses	5,147	5,249

Noninterest income
Service charges on deposit accounts	128	105
Gain on sales of securities	22	132
Bargain purchase gain	32	—
Increase in cash surrender value of bank owned life insurance	77	23
Other	3	113

Total noninterest income	262	373

Noninterest expense
Compensation and benefits	2,784	2,790
Occupancy	366	370
FDIC insurance	126	109
Bank franchise taxes	191	216
Technology	558	432
Communications	79	59
Insurance	72	74
Professional fees	492	256
Amortization of intangible assets	91	91
Guaranteed student loan servicing	168	—
Other	679	396

Total noninterest expense	5,606	4,793

(Loss) income before income tax	(197)	829
Income tax expense	8	277

Net (loss) income	(205)	552

Preferred stock dividend	(21)	(21)

Net (loss) income available to common shareholders	$(226)	$531

(Loss) earnings per common share (basic and diluted):	$(0.02)	$0.05

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

(in thousands, except per share data)	June 30, 2014	June 30, 2013
Interest income
Interest and fees on loans	$12,181	$11,618
Interest on securities	727	520
Interest on federal funds sold and deposits in other banks	134	154

Total interest income	13,042	12,292

Interest expense
Interest on deposits	992	1,115
Interest on time certificates of $100,000 and over	640	489
Interest on federal funds purchased and borrowed funds	196	186

Total interest expense	1,828	1,790

Net interest income	11,214	10,502
Provision for loan and lease losses	830	415

Net interest income after provision for loan and lease losses	10,384	10,087

Noninterest income
Service charges on deposit accounts	262	199
Net (loss) gain on sale and write-down of other real estate owned and other collateral	(39)	346
Gain on sales of securities	22	291
Bargain purchase gain	32	—
Increase in cash surrender value of bank owned life insurance	160	23
Other	143	175

Total noninterest income	580	1,034

Noninterest expense
Compensation and benefits	5,607	5,748
Occupancy	720	734
FDIC insurance	240	207
Bank franchise taxes	381	413
Technology	962	819
Communications	156	121
Insurance	144	148
Professional fees	909	510
Amortization of intangible assets	182	182
Guaranteed student loan servicing	323	—
Other	1,074	747

Total noninterest expense	10,698	9,629

Income before income tax	266	1,492
Income tax expense	216	522

Net income	50	970

Preferred stock dividend	(42)	(42)

Net income available to common shareholders	$8	$928

Earnings per common share (basic and diluted):	$0.00	$0.09

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	For the Three Months Ended June 30,
(in thousands)	2014	2013
Net (loss) income	$(205)	$552
Other comprehensive income (loss), before taxes:
Securities available for sale:
Unrealized gain (loss) arising during the year	552	(2,115)
Reclassification adjustment for losses (gains) included in net income	22	(132)

Unrealized gain (loss) on available-for-sale securities	574	(2,247)

Securities held to maturity:
Amortization of unrealized loss transferred from available for sale	15	—

Unrealized loss on held-to-maturity securities	15	—

Unrealized loss on derivative:
Unrealized (loss) gain arising during the year	(284)	193
Reclassification adjustment for losses included in net income	36	34

Unrealized (loss) gain on derivative	(248)	227

Other comprehensive income (loss), before taxes	341	(2,020)

Income tax (expense) benefit related to other comprehensive income	(116)	687

Comprehensive income (loss)	$20	$(781)

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Net income	$50	$970
Other comprehensive income (loss), before taxes:
Securities available for sale:
Unrealized gain (loss) arising during the year	2,248	(2,496)
Reclassification adjustment for losses (gains) included in net income	22	(291)

Unrealized gain (loss) on available-for-sale securities	2,270	(2,787)

Securities held to maturity:
Unrealized loss transferred to held to maturity	(518)	—
Amortization of unrealized loss transferred from available for sale	23	—

Unrealized loss on held-to-maturity securities	(495)	—

Unrealized loss on derivative:
Unrealized (loss) gain arising during the year	(348)	192
Reclassification adjustment for losses included in net income	72	66

Unrealized (loss) gain on derivative	(276)	258

Other comprehensive income (loss), before taxes	1,499	(2,529)

Income tax (expense) benefit related to other comprehensive income	(510)	860

Comprehensive income (loss)	$1,039	$(699)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

(in thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$50	$970
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	830	415
Depreciation and amortization	518	613
Net amortization of securities	180	355
Accretion of acquisition accounting adjustments	(278)	(999)
Deferred tax (benefit) expense	(464)	333
Gain on sales of securities	(22)	(291)
Share-based compensation expense	514	332
Bargain purchase gain	(32)	—
Net loss (gain) on sale and write-down of other real estate owned and other collateral	39	(346)
Increase in cash surrender value of bank owned life insurance	(160)	(23)
Change in operating assets and liabilities:
Accrued interest receivable	(1,087)	104
Other assets	(1,226)	384
Accrued interest payable	8	(2)
Other liabilities	738	(217)

Net cash (used in) provided by operating activities	(392)	1,628

Cash flows from investing activities
Cash and cash equivalents acquired in bank acquisition	12,560	—
Proceeds from sales, maturities and calls of securities	5,105	20,152
Purchases of securities	—	(37,508)
Net (increase) decrease in loans	(60,214)	5,016
Net proceeds from sale of other real estate owned and other collateral	—	346
Purchases of bank owned life insurance	—	(9,500)
Net purchase of premises and equipment	(146)	(339)
Sale (purchase) of FRB and FHLB stock	14	(289)

Net cash used in investing activities	(42,681)	(22,122)

Cash flows from financing activities
Net increase in demand and savings deposits	22,100	1,662
Net increase in time deposits	64,928	9,783
Net increase in federal funds purchased and borrowed funds	—	5,000
Issuance of common stock	20	—
Repurchase of common stock	(265)	—
Preferred stock dividend	(42)	(42)

Net cash provided by financing activities	86,741	16,403

Net increase (decrease) in cash and cash equivalents	43,668	(4,091)
Cash and cash equivalents
Beginning of period	30,693	12,363

End of period	$74,361	$8,272

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$1,820	$1,791

Income taxes	$700	$175

Transactions related to bank acquisition
Assets acquired	$114,385	$—

Liabilities assumed	$103,863	$—

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of June 30, 2014, the company, through the Bank, operates eight full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and, as a result of the acquisition of Colonial Virginia Bank (“CVB”) that was completed on June 30, 2014, discussed below, two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in York County, Virginia, as a result of the acquisition of CVB.

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

On June 30, 2014, the company completed the merger of CVB with and into the Bank (the “CVB Acquisition”), with the Bank being the surviving bank. The CVB Acquisition was completed in accordance with the terms of the Agreement of Merger, dated as of March 20, 2014, and the related Plan of Merger (the “Merger Agreement”), among the company, the Bank and CVB.

Pursuant to the terms of the Merger Agreement, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. All fractional shares of Xenith Bankshares common stock that a CVB shareholder would otherwise have been entitled to receive as a result of the CVB Acquisition was aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $6.40 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, an aggregate of 1,618,186 shares of Xenith Bankshares common stock was issued and $658 in cash was paid to the former shareholders of CVB in exchange for their shares of CVB common stock.

Options to purchase shares of CVB common stock outstanding at the effective time of the CVB Acquisition were converted into options to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio. Based on the Exchange Ratio, an aggregate of 39,004 options to purchase shares of CVB common stock were converted into an aggregate of 103,355 options to purchase shares of Xenith Bankshares common stock.

Pursuant to the CVB Acquisition, the company acquired $114.4 million of assets, including approximately $70 million in loans and assumed $103.9 million in liabilities, including approximately $101 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change. CVB operated two full-services branches in Gloucester, Virginia, and one loan production office in York County, Virginia. The CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at June 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and the statements of cash flows for the three and six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

Revision of Financial Statements

During the second quarter of 2014, the company determined that loans held pursuant to a warehouse lending program in which the Bank participates should be classified as loans held for investment. Prior to the second quarter of 2014, these loans were classified as loans held for sale on the company’s consolidated balance sheets. All prior periods presented have been revised to reflect this classification. The reclassification in prior periods does not affect reported earnings, total loans, total assets or total shareholders’ equity. The reclassification does affect amounts previously reported as cash flows provided by (used in) operating activities and cash flows provided by (used in) investing activities, as purchases and sales of loans held for sale are reported as cash flows from operating activities, whereas increases and decreases in loans held for investment are reported as cash flows from investing activities. Management has evaluated the effect of the incorrect presentation in prior periods and has concluded that previously issued financial statements were not materially misstated.

The effect of the revision on the line items within the company’s consolidated balance sheet as of December 31, 2013 is as follows:

	December 31, 2013
	As Reported	Revisions	As Revised
Loans held for sale	$3,363	$(3,363)	$—
Loans held for investment, net of allowance for loan and lease losses	533,137	3,363	536,500

The effect of the revision on the line items within the company’s consolidated statements of cash flows for the period ended June 30, 2013 is as follows:

	June 30, 2013
	As Reported	Revisions	As Revised
Change in operating assets and liabilities:
Originations of loans held for sale	$(340,646)	$340,646	$—
Proceeds from sales of loans held for sale	359,652	(359,652)	—
Net cash provided by operating activities	20,634	(19,006)	1,628
Cash flows from investing activities:
Net (increase) decrease in loans held for investment	$(13,990)	$19,006	$5,016
Net cash used in investing activities	(41,128)	19,006	(22,122)

Note 3. Business Combination

The company has accounted for the CVB Acquisition under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014. Fair value estimates, as of June 30, 2014, were based on management’s assessment of the best information available and are preliminary and subject to change. The final determination of estimated fair values of assets and liabilities will be made when all necessary information becomes available and management has completed its analysis. The company’s consolidated statements of operations for the three and six-month periods ended June 30, 2014 include no income from the operations of CVB, as the transaction was completed after the close of business on June 30, 2014.

In accordance with the framework established by FASB ASC Topic 820, “Fair Value Measurements and Disclosure” (“Topic 820”), the company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed in Note 18 – Fair Value Measurements.

The CVB Acquisition provides the opportunity for growth in one of the Bank’s target markets and allows the Bank to leverage its existing infrastructure.

The following table presents the preliminary allocation of the consideration paid to the acquired assets and assumed liabilities in the CVB Acquisition as of the acquisition date. The preliminary allocation results in an after tax bargain purchase gain of $21 thousand.

Fair value of assets acquired:
Cash and cash equivalents	$12,560
Securities available for sale	17,439
Loans	70,048
Premises and equipment	3,338
Other real estate owned	1,137
Core deposit intangible	930
Accrued interest receivable	318
Deferred tax asset	1,903
Bank owned life insurance	4,054
Other assets	2,658

Total assets	$114,385

Fair value of liabilities assumed:
Deposits	$100,985
Accrued interest payable	39
Other liabilities	2,839

Total liabilities	$103,863

Net identifiable assets acquired	$10,522

Consideration:
Company’s common shares issued	1,618,186
Purchase price per share (1)	$6.40

Value of common stock issued	10,356
Estimated fair value of stock options	133
Cash in lieu of fractional shares	1

Total consideration	$10,490

Bargain purchase gain	$32
Deferred tax liability	(11)

Bargain purchase gain, net of tax	$21

(1)	The value of the shares of common stock exchanged for shares of CVB common stock was based upon the closing price of the company’s common stock at June 27, 2014, the last trading day prior to the date of completion of the CVB Acquisition.

Management has not yet determined which loans will be designated as purchased performing and purchased credit-impaired loans receivable in the CVB Acquisition. The estimated fair value adjustment recorded on acquired loans as of the date of acquisition was $3.1 million.

The following table presents the effect of the CVB Acquisition on the company as if the merger had occurred at the beginning of the three and six-month periods ended June 30, 2014 and 2013, on a pro forma basis. Merger-related costs of $428 thousand and $634 thousand for the three and six months ended June 30, 2014, respectively, which are included in the company’s consolidated statements of operations, are not included in the pro forma information below. CVB’s merger-related costs of $270 thousand and $407 thousand for the three and six months ended June 30, 2014, respectively, are not included in the company’s consolidated statements of operations, and are also not included in the pro forma information below. Net income includes pro forma adjustments for the amortization of core deposit intangibles. An effective income tax rate of 34% was used in determining pro forma net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue (net interest income plus noninterest income)	$7,369	$6,816	$14,330	$13,935
Net income	$247	$638	$820	$1,214
Earnings per common share (basic and diluted)	$0.02	$0.05	$0.06	$0.10

Note 4. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to June 30, 2014 and December 31, 2013 was $4.9 million and $8.5 million, respectively.

Note 5. Securities

The following tables present the book value and fair value of securities as of the dates stated:

	June 30, 2014
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securities available for sale:
Agencies	$5,913	$—	$—	$5,913
Mortgage-backed securities
- Fixed rate	44,217	671	(208)	44,680
- Variable rate	4,556	92	(26)	4,622
Municipals - fixed rate
- Tax exempt	5,031	3	—	5,034
- Taxable	853	—	—	853
Collateralized mortgage obligations - fixed rate	12,807	96	(153)	12,750

Total securities available for sale	73,377	862	(387)	73,852

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,283	259	—	9,542

Total securities held to maturity	9,283	259	—	9,542

Total securities	$82,660	$1,121	$(387)	$83,394

	December 31, 2013
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$45,693	$368	$(724)	$45,337
- Variable rate	4,903	77	(128)	4,852
Municipals - fixed rate
- Taxable	9,810	—	(840)	8,970
- Tax exempt	1,634	—	(61)	1,573
Collateralized mortgage obligations - fixed rate	8,940	57	(544)	8,453

Total securities available for sale	$70,980	$502	$(2,297)	$69,185

As of June 30, 2014 and December 31, 2013, the company had securities with a fair value of $8.9 million and $6.3 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of securities by contractual maturity as of the date stated:

	June 30, 2014
	Available for Sale		Held to Maturity
	Book Value	Fair Value	Book Value	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	1,184	1,184	—	—
Due after five years through ten years	32,984	33,383	8,346	8,563
Due after ten years	39,209	39,285	937	979

Total securities available for sale	$73,377	$73,852	$9,283	$9,542

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	June 30, 2014
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	5	$4,367	$(17)	$11,560	$(191)	$15,927	$(208)
- Variable rate	1	—	—	3,157	(26)	3,157	(26)
Collateralized mortgage obligations - fixed rate	2	—	—	4,035	(153)	4,035	(153)

Total securities available for sale	8	4,367	(17)	18,752	(370)	23,119	(387)

Total securities	8	$4,367	$(17)	$18,752	$(370)	$23,119	$(387)

	December 31, 2013
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	10	$26,610	$(724)	$—	$—	$26,610	$(724)
- Variable rate	2	3,214	(128)	—	—	3,214	(128)
Municipals - fixed rate
- Taxable	5	8,069	(697)	901	(143)	8,970	(840)
- Tax exempt	1	1,573	(61)	—	—	1,573	(61)
Collateralized mortgage obligations - fixed rate	3	6,361	(544)	—	—	6,361	(544)

Total securities	21	$45,827	$(2,154)	$901	$(143)	$46,728	$(2,297)

All securities held as of June 30, 2014 were investment grade. The unrealized loss positions at June 30, 2014 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at June 30, 2014, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at June 30, 2014; therefore, no impairment has been recognized.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	June 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$288,465	42.92%	$249,687	46.08%
Commercial real estate	219,908	32.71%	172,711	31.88%
Residential real estate	64,882	9.65%	22,004	4.06%
Consumer	6,461	0.96%	3,191	0.59%
Guaranteed student loans	92,435	13.75%	94,028	17.36%
Overdrafts	86	0.01%	184	0.03%

Total loans	$672,237	100.00%	$541,805	100.00%
Allowance for loan and lease losses	(6,016)		(5,305)

Total loans, net of allowance	$666,221		$536,500

Loans, excluding guaranteed student loans, include unearned fees net of capitalized origination costs, of $178 thousand and $244 thousand, as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, $215.3 million of loans were pledged to the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank as collateral for borrowing capacity.

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

As of June 30, 2014, the company had $92.4 million of guaranteed student loans on its consolidated balance sheet. This balance includes premium and acquisition costs of $2.5 million and $1.4 million, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans carry an approximate 98% federal government guaranty as to the payment of principal and accrued interest.

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

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$281,429	$1,209	$5,827	$—	$288,465
Commercial real estate	210,477	3,668	5,763	—	219,908
Residential real estate	60,558	2,691	1,625	8	64,882
Consumer	4,721	832	908	—	6,461
Guaranteed student loans	92,435	—	—	—	92,435
Overdrafts	86	—	—	—	86

Total loans	$649,706	$8,400	$14,123	$8	$672,237

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$242,018	$1,990	$5,679	$—	$249,687
Commercial real estate	166,398	2,366	3,947	—	172,711
Residential real estate	21,014	132	858	—	22,004
Consumer	2,849	—	342	—	3,191
Guaranteed student loans	94,028	—	—	—	94,028
Overdrafts	184	—	—	—	184

Total loans	$526,491	$4,488	$10,826	$—	$541,805

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

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical and expected default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

The following tables present the allowance for loan and lease loss activity, by loan category, for the dates stated:

	For the Three Months Ended June 30,
	2014	2013
Balance at beginning of period	$5,414	$5,099
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	—	211
Residential real estate	—	25
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	13	1

Total charge-offs	13	237

Recoveries:
Commercial and industrial	—	—
Commercial real estate	4	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	—

Total recoveries	5	—

Net charge-offs	8	237

Provision for loan and lease losses	602	4
Amount for unfunded commitments	10	16
Other (1)	(2)	—

Balance at end of period	$6,016	$4,882

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	For the Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$5,305	$4,875
Charge-offs:
Commercial and industrial	—	1
Commercial real estate	—	370
Residential real estate	35	25
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	14	2

Total charge-offs	49	398

Recoveries:
Commercial and industrial	1	—
Commercial real estate	4	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	1

Total recoveries	6	1

Net charge-offs	43	397

Provision for loan and lease losses	830	415
Amount for unfunded commitments	(10)	(11)
Other (1)	(66)	—

Balance at end of period	$6,016	$4,882

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	June 30, 2014
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$1,731	$243	$1,488
Commercial real estate	3,067	250	2,817
Residential real estate	446	285	161
Consumer	35	—	35
Guaranteed student loans	737	—	737

Total allowance for loan and lease losses	$6,016	$778	$5,238

Loan balances applicable to:
Commercial and industrial	$288,465	$4,213	$284,252
Commercial real estate	219,908	5,255	214,653
Residential real estate	64,882	1,781	63,101
Consumer	6,547	—	6,547
Guaranteed student loans	92,435	—	92,435

Total loans	$672,237	$11,249	$660,988

	December 31, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$2,148	$292	$1,856
Commercial real estate	2,756	298	2,458
Residential real estate	194	10	184
Consumer	12	—	12
Guaranteed student loans	195	—	195

Total allowance for loan and lease losses	$5,305	$600	$4,705

Loan balances applicable to:
Commercial and industrial	$249,687	$5,526	$244,161
Commercial real estate	172,711	4,875	167,836
Residential real estate	22,004	632	21,372
Consumer	3,375	8	3,367
Guaranteed student loans	94,028	—	94,028

Total loans	$541,805	$11,041	$530,764

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2,763	$3,855	$—	$2,839	$43
Commercial real estate	1,496	2,482	—	1,541	—
Residential real estate	193	193	—	199	—
Consumer	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	1,450	1,477	243	1,468	22
Commercial real estate	3,759	4,116	250	3,753	116
Residential real estate	1,588	1,601	285	1,570	—
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$11,249	$13,724	$778	$11,370	$181

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$3,413	$4,484	$—	$3,342	$159
Commercial real estate	2,075	3,002	—	2,719	—
Residential real estate	444	474	—	447	8
Consumer	8	8	—	10	1
With an allowance recorded:
Commercial and industrial	2,113	2,194	292	2,220	50
Commercial real estate	2,800	3,085	298	2,934	197
Residential real estate	188	198	10	190	2
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$11,041	$13,445	$600	$11,862	$417

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). A portion of the loans acquired in the VBB Acquisition were deemed by management to be credit-impaired loans qualifying for accounting under ASC 310-30. As of June 30, 2014, management has not completed the determination of which of the loans acquired in the CVB Acquisition meet the requirements to be accounted for under ASC 310-30.

In July 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million related to $40.2 million of purchased credit-impaired loans. The remaining fair value adjustment on the purchased credit-impaired loans, as of June 30, 2014, was $2.8 million. The carrying value of purchased impaired loans, as of June 30, 2014, was approximately $8.9 million, which is net of any impairment charges recorded subsequent to acquisition.

For purchased credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. Management has not yet determined the amount of accretable and nonaccretable yield resulting from the loans acquired in the CVB Acquisition.

In applying ASC 310-30 to acquired loans, the company must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments and the liquidation value and timing of underlying collateral, in addition to other factors. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the initial accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan.

During the second quarter of 2014, as a result of the periodic re-evaluation of expected cash flows, the company recorded a net impairment charge of $25 thousand due to the deterioration in the timing and/or amount of cash flows of certain purchased credit-impaired loans. Impairments and reversals of impairments are recorded in the provision for loan and lease losses in the consolidated statements of operations, and as a component of the allowance for loan and lease losses in the consolidated balance sheets.

The following table presents the accretion activity related to acquired loans as of the dates stated. Additions in the period ended June 30, 2014 relate to the CVB Acquisition.

	June 30, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Additions	3,050
Accretion (1)	(278)	(2,644)
Disposals (2)	—	(1,048)
Other (3)	66	—

Balance at end of period	$7,279	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $85 thousand relates to loans reclassified as other real estate owned (“OREO”).
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	June 30, 2014
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$270	$1,216	$1,486
Commercial real estate	1,347	44	1,391
Residential real estate	678	1,666	2,344
Consumer	207	—	207
Guaranteed student loans	7,669	31,553	39,222

Total	$10,171	$34,479	$44,650

	December 31, 2013
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,034	$781	$1,815
Commercial real estate	—	17	17
Residential real estate	228	385	613
Consumer	4	—	4
Guaranteed student loans	43,875	—	43,875

Total	$45,141	$1,183	$46,324

The following table presents nonaccrual loans and OREO as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2014, there were no loans, other than guaranteed student loans, past due 90 days or greater for which interest was accruing. Accrued interest on guaranteed student loans is subject to the guaranty and is payable under the claim to the time the claim is satisfied.

	June 30, 2014	December 31, 2013
Commercial and industrial	$2,382	$2,386
Commercial real estate	1,468	883
Residential real estate	1,345	553
Consumer	1,932	—

Total nonaccrual loans	$7,127	$3,822
Other real estate owned	1,298	199

Total nonperforming assets	$8,425	$4,021

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

For loans classified as TDRs, the company further evaluates the loans as performing or nonperforming. If at the time of restructure the loan is on accrual status, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms. A modified loan will be classified as nonaccrual, if the loan becomes 90 days delinquent, or when collectability is in doubt. TDRs originally considered nonaccrual will be classified as nonperforming, but may be classified as performing TDRs, if subsequent to restructure the loan experiences payment performance according to the restructured terms for a consecutive six-month period.

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	June 30, 2014	December 31, 2013
Performing:
Commercial and industrial	$397	$1,030
Commercial real estate	900	908
Residential real estate	—	—
Consumer	—	—

Total performing TDRs	$1,297	$1,938

Nonperforming:
Commercial and industrial	$1,864	$1,940
Commercial real estate	14	17
Residential real estate	218	120
Consumer	—	—

Total nonperforming TDRs	$2,096	$2,077

Total TDRs	$3,393	$4,015

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	June 30, 2014
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	6	$1,111	$1,150	$2,261
Commercial real estate	3	900	14	914
Residential real estate	2	89	129	218
Consumer	—	—	—	—

Total TDRs	11	$2,100	$1,293	$3,393

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2013
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,159	$1,812	$2,971
Commercial real estate	3	908	17	925
Residential real estate	1	—	119	119
Consumer	—	—	—	—

Total TDRs	12	$2,067	$1,948	$4,015

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

Note 7. Goodwill and Other Intangible Assets

As part of the purchase price allocation of consideration paid in the CVB Acquisition, the company recorded an estimated fair value amount of $930 thousand of core deposit intangibles. Core deposit intangible assets are being amortized over a 10-year period on a straight-line basis.

The following table presents goodwill and other intangible assets as of the dates stated:

	June 30, 2014	December 31, 2013
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$3,710
Accumulated amortization	(1,257)	(1,075)

Net core deposit intangibles	3,383	2,635

Unamortizable goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$16,372	$15,624

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2014	$229
2015	458
2016	458
2017	458
2018	458
Thereafter	1,322

Total	$3,383

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	June 30, 2014	December 31, 2013
Noninterest-bearing demand deposits	$123,792	$116,083
Interest-bearing:
Demand and money market	307,422	243,372
Savings deposits	12,531	4,785
Time deposits of $100,000 or more	232,300	146,834
Other time deposits	81,166	58,124

Total deposits	$757,211	$569,198

Note 9. Derivatives

Cash Flow Hedges

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. The company is a party to three interest rate swap agreements. Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without exchange of the underlying notional amount of $20 million. Pursuant to the other agreements, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning at a specified future date without exchange of underlying notional amounts of $17.5 million. As of June 30, 2014, the company’s three interest rate swaps were designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three-month period ended June 30, 2014, the ineffective portion was insignificant. The amount reported in AOCI as of June 30, 2014 was a loss of $169 thousand, net of a tax benefit of $87 thousand. As of June 30, 2014, a liability of $275 thousand was recorded in other liabilities on the consolidated balance sheet related to these derivatives. Additionally, the company has minimum collateral requirements with its counterparty, and as of June 30, 2014, $250 thousand has been pledged as collateral under the agreements, as the valuation of one of the derivatives has surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of June 30, 2014, $610 thousand was recorded in other assets and $630 thousand was recorded in other liabilities related to non-designated hedges. For the three-month periods ended June 30, 2014 and 2013, $50 thousand of expense and $43 thousand of income, respectively, were recorded in net income related to non-designated hedges. For the six-month periods ended June 30, 2014 and 2013, $38 thousand and $46 thousand of income, respectively, were recorded in net income related to non-designated hedges. As of June 30, 2014, the company had $790 thousand pledged as collateral with respect to non-hedge derivatives.

Note 10. Bank Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”), which is life insurance purchased by the Bank on a chosen group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in noninterest income on the statements of operations. The Bank has rights under the insurance contracts to redeem them for book value at any time. As of June 30, 2014, the company had $13.9 million of BOLI recorded in its consolidated balance sheets, of which $4.1 million was acquired in the CVB Acquisition.

Note 11. Income Taxes

Net deferred tax assets as of June 30, 2014 and December 31, 2013 were $6.2 million and $4.3 million, respectively. The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	For the Six Months Ended June 30, 2014		December 31, 2013
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$91	34.00%	$1,037	34.00%
Meals and entertainment	5	1.99%	9	0.31%
Share-based compensation	36	13.68%	86	2.80%
Transaction-related expenses	129	48.28%	—	0.00%
Tax exempt income	(58)	-21.83%	(67)	-2.21%
Other	13	4.90%	—	0.00%

Income tax expense reported	$216	81.02%	$1,065	34.90%

Note 12. Earnings per Common Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated:

	For the Three Months Ended June 30,
	2014	2013
Net (loss) income	$(205)	$552
Preferred stock dividend	(21)	(21)

Net (loss) income available to common shareholders	$(226)	$531

Weighted average shares outstanding, basic (1)	10,498	10,497
Dilutive shares	132	31

Weighted average shares outstanding, diluted	10,630	10,528

(Loss) earnings per common share, basic	$(0.02)	$0.05

(Loss) earnings per common share, diluted	$(0.02)	$0.05

(1)	Includes vested restricted stock units.

	For the Six Months Ended June 30,
	2014	2013
Net income	$50	$970
Preferred stock dividend	(42)	(42)

Net (loss) income available to common shareholders	$8	$928

Weighted average shares outstanding, basic (1)	10,485	10,493
Dilutive shares	123	28

Weighted average shares outstanding, diluted	10,608	10,521

Earnings per common share, basic	$0.00	$0.09

Earnings per common share, diluted	$0.00	$0.09

(1)	Includes vested restricted stock units.

Note 13. Share Repurchase Program

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

The company repurchased the following shares of common stock pursuant to the repurchase program for the periods stated. The repurchases were made using available cash resources and occurred in the open market.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Shares of common stock repurchased	—	43,900
Price paid for common stock repurchased	$—	$265
Average price paid per common share	$—	$6.04

Note 14. Share-based Compensation

In connection with the CVB Acquisition, the company adopted the 2004 Equity Compensation Plan of CVB (the “CVB Equity Plan”), which was for key employees and directors of CVB. An aggregate of 39,004 options to purchase shares of CVB common stock outstanding at the effective date of the CVB Acquisition were converted into an aggregate of 103,355 options to purchase shares of

Xenith Bankshares common stock based on the Exchange Ratio. All options were fully vested at the effective date of the CVB Acquisition. These stock options remained outstanding following the CVB Acquisition and are exercisable for shares of the company’s common stock. The company does not intend to grant any additional awards under the CVB Equity Plan.

Note 15. Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (“SERP”). The SERP provides for the payment of supplemental retirement benefits to three key former CVB executives. Benefits under the SERP accrue over the service period of the employees; however, upon a change of control, the employees become fully vested in the retirement benefit. The CVB Acquisition constituted a change of control; therefore, all benefits to the employees became fully vested and payments may begin six months following the employee’s termination, as defined by the SERP. One former CVB employee is currently receiving payments under the SERP. As of June 30, 2014, a $2.2 million liability was recorded on the company’s consolidated balance sheet related to the SERP.

The SERP also required, upon change of control, that a grantor trust (rabbi trust) be established as a source of funds to pay benefits under the SERP. As of June 30, 2014, $2.0 million in cash was held in the rabbi trust and is recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 16. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, as part of the Small Business Lending Fund (“SBLF”) of the U.S. Department of Treasury (“U.S. Treasury”), the company issued and sold 8,381 shares of non-cumulative perpetual preferred stock to the Secretary of the U.S. Treasury (the “SBLF Preferred Stock”) for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF purchase agreement) by the Bank with the lowest rate of 1%. For the three-month periods ended June 30, 2014 and 2013, the company’s dividend was $21 thousand, representing an effective dividend rate of 1% for both periods. For the six-month periods ended June 30, 2014 and 2013, the company’s dividend was $42 thousand, representing an effective dividend rate of 1% for both periods.

Note 17. Commitment and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	June 30, 2014	December 31, 2013
Commercial lines of credit	$121,718	$74,419
Commercial real estate	33,848	44,324
Residential real estate	14,496	7,183
Consumer	1,836	481
Letters of credit	5,882	6,796

Total commitments	$177,780	$133,203

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of June 30, 2014, the Bank had invested $450 thousand. An additional $550 thousand will be funded at the request of the general partner of the partnership.

Note 18. Fair Value Measurements

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2014, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and 2013, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of June 30, 2014 Using
	June 30, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Agencies	$5,913	$—	$5,913	$—
Mortgage-backed securities
- Fixed rate	44,680	—	44,680	—
- Variable rate	4,622	—	4,622	—
Municipals	5,887	—	5,887	—
Collateralized mortgage obligations	12,750	—	12,750	—
Cash flow hedge - asset	—	—	—	—
Cash flow hedge - liability	(275)	—	(275)	—
Interest rate derivative - asset	610	—	610	—
Interest rate derivative - liability	(630)	—	(630)	—
Assets measured on a nonrecurring basis:
Impaired loans	11,249	—	—	11,249
Other real estate owned	1,298	—	—	1,298

		Fair Value Measurements as of December 31, 2013 Using
	December 31, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,337	$—	$45,337	$—
- Variable rate	4,852	—	4,852	—
Municipals
- Taxable	8,970	—	8,970	—
- Tax exempt	1,573	—	1,573	—
Collateralized mortgage obligations	8,453	—	8,453	—
Cash flow hedge - asset	192	—	192	—
Cash flow hedge - liability	(191)	—	(191)	—
Interest rate derivative - asset	135	—	135	—
Interest rate derivative - liability	(113)	—	(113)	—
Assets measured on a nonrecurring basis:
Impaired loans	11,041	—	—	11,041
Other real estate owned	199	—	—	199

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	June 30, 2014		Fair Value Measurements as of June 30, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$36,862	$36,862	$36,862	$—	$—
Federal funds sold	37,499	37,499	—	37,499	—
Securities available for sale	73,852	73,852	—	73,852	—
Securities held to maturity	9,283	9,542	—	9,542	—
Loans, net	666,221	667,614	—	—	667,614
Interest rate derivative	610	610	—	610	—
Accrued interest receivable	3,809	3,809	—	3,809	—
Other assets	2,018	2,018	2,018	—	—
Financial liabilities:
Cash flow hedge	$275	$275	$—	$275	$—
Interest rate derivative	630	630	—	630	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	757,211	756,321	—	756,321	—
Accrued interest payable	262	262	—	262	—

	December 31, 2013		Fair Value Measurements as of December 31, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$24,944	$24,944	$24,944	$—	$—
Federal funds sold	5,749	5,749	—	5,749	—
Securities available for sale	69,185	69,185	—	69,185	—
Loans, net	536,500	537,595	—	—	537,595
Cash flow hedge	192	192	—	192	—
Interest rate derivative	135	135	—	135	—
Accrued interest receivable	2,403	2,403	—	2,403	—
Financial liabilities:
Cash flow hedge	$191	$191	$—	$191	$—
Interest rate derivative	113	113	—	113	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	569,198	568,775	—	568,775	—
Accrued interest payable	215	215	—	215	—

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

Note 19. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (ASU Subtopic 310-40), “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in this ASU are intended to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property recognized. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard is not expected to have a significant impact on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. The company is evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). The data presented as of June 30, 2014 and for the three and six-month periods ended June 30, 2014 and 2013 is derived from our unaudited interim financial statements and includes, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2013 is derived from our audited financial statements as of and for the year ended December 31, 2013, which is included in the 2013 Form 10-K.

All references to “Xenith Bankshares,” “our company,” “the company,” “we,” “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively. All references to “the Bank” are to Xenith Bank.

All dollar amounts included in the tables in this discussion and analysis are in thousands, except per share data. Columns and rows of amounts presented in tables may not total due to rounding.

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. The Bank also has a loan production office in York County, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches now operate under the name Xenith Bank. We acquired the two branches in Gloucester and the loan production office in the acquisition of Colonial Virginia Bank (“CVB”) on June 30, 2014, which is further discussed below. The acquired CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time. As of June 30, 2014, we had total assets of $883.4 million, total loans, net of our allowance for loan and lease losses, of $666.2 million, total deposits of $757.2 million, and shareholders’ equity of $99.4 million.

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

In July 2013, our board of directors authorized a share repurchase program under which we may repurchase in the open market or otherwise up to 210,000 shares of our outstanding common stock, or approximately 2% of outstanding shares at the time of the announcement of the program. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. In the three months ended June 30, 2014, the company did not purchase shares of its common stock. In the six months ended June 30, 2014, the company purchased 43,900 shares of its common stock at an average price of $6.04. For additional information regarding shares repurchased in the first quarter, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

During the second quarter of 2014, we determined that loans held pursuant to a warehouse lending program in which the Bank participates should be classified as loans held for investment. Prior to the second quarter of 2014, these loans were classified as loans held for sale on the company’s consolidated balance sheets. All prior periods presented have been revised to reflect this classification. The reclassification in prior periods does not affect reported earnings, total loans, total assets or total shareholders’ equity. The reclassification does affect amounts previously reported as cash flows provided by (used in) operating activities and cash flows provided by (used in) investing activities, as purchases and sales of loans held for sale are reported as cash flows from operating activities, whereas increases and decreases in loans held for investment are reported as cash flows from investing activities. We evaluated the effect of the incorrect presentation in prior periods and concluded that previously issued financial statements were not materially misstated.

In the third quarter of 2013, we began purchasing rehabilitated student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. We have an agreement with a third-party servicer of student loans that provides all day-to-day operational requirements for the servicing of these loans. As of June 30, 2014, guaranteed student loans were $92.4 million, which are classified as loans in our consolidated balance sheet. These loans carry a nearly 98% guaranty of principal and interest by a guarantee agency and are reinsured by the U.S. Department of Education.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees on treasury services, gains on the sale of securities and other assets, and other miscellaneous income. Deposits, Federal Home Loan Bank (“FHLB”) borrowed funds, and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”), and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following tables present selected financial performance measures, for the dates stated:

	Three Months Ended June 30,
	2014	2013
Net interest margin (1)	3.37%	3.90%
Return on average assets (2)	-0.11%	0.39%
Return on average common equity (3)	-1.01%	2.77%
Efficiency ratio (4)	93%	85%

	Six Months Ended June 30,
	2014	2013
Net interest margin (1)	3.39%	3.86%
Return on average assets (2)	0.01%	0.34%
Return on average common equity (3)	0.12%	2.44%
Efficiency ratio (4)	91%	83%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

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

Acquisitions

On June 30, 2014, the company completed the merger of CVB with and into the Bank (the “CVB Acquisition”), with the Bank being the surviving bank. The CVB Acquisition was completed in accordance with the terms of the Agreement of Merger, dated as of March 20, 2014, and the related Plan of Merger (the “Merger Agreement”), among the company, the Bank and CVB. Pursuant to the terms of the Merger Agreement, each share of CVB common stock outstanding immediately prior to the effective time of the CVB

Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. All fractional shares of Xenith Bankshares common stock that a CVB shareholder would otherwise have been entitled to receive as a result of the CVB Acquisition was aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $6.40 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, an aggregate of 1,618,186 shares of Xenith Bankshares common stock was issued and $658 in cash was paid to the former shareholders of CVB in exchange for their shares of CVB common stock. Options to purchase shares of CVB common stock outstanding at the effective time of the CVB Acquisition were converted into options to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio. An aggregate of 39,004 options to purchase shares of CVB common stock were converted into an aggregate of 103,355 options to purchase shares of Xenith Bankshares common stock.

Pursuant to the CVB Acquisition, the company acquired $114.4 million of assets, including approximately $70 million in loans and assumed $103.9 million in liabilities, including approximately $101 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

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

Industry Conditions

The economy showed signs of improvement in the first half of 2014, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for June 2014 was reported at 6.1%, a decline from 6.7% in December 2013. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the May 2014 unemployment rate was 5.8%, down from 6.2% at the end of 2013. More specifically, the unemployment rate in Virginia in May 2014 was 5.1%, based on data published by the Fifth District. Additionally as published by the Fifth District, in the last year, all industry sectors in the Fifth District grew except for the information sector, which showed only a modest decline.

The Federal Open Market Committee (the “FOMC”) stated in a July 30, 2014 release that growth in economic activity rebounded in the second quarter, and labor market conditions improved, with the unemployment rate continuing to decline. The FOMC stated household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow.

The FOMC stated it will reduce the pace of its asset purchase program until the outlook for the labor market or inflation changes, with the future pace of the asset purchase program based on the efficacy and cost of the program. The FOMC stated it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time. In determining how long to maintain the current 0 to  1⁄4% target range for the federal funds rate, the FOMC stated it will assess progress (both realized and expected) toward its objectives of maximum employment and 2% inflation. The FOMC currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

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

Intense competition for quality loans in this low interest rate environment requires that we remain firm in applying our established credit underwriting practices, providing exceptional customer service, and offering competitive treasury services products, as well as continually monitoring our expenses.

In our continuing evaluation of our business strategy, we continue to believe that properly priced acquisitions can complement our organic growth. We may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or related banking lines of business and related services and products. We evaluate potential acquisitions to determine what is in the best interest of our company and long-term strategy. Our goal in making these decisions is to maximize shareholder value.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, which reflects our estimate of losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to purchased credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for purchased credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “—Financial Condition—Allowance for Loan and Lease Losses” below and in measuring impairment for purchased credit-impaired loans is contained under “—Financial Condition—Allowance for Loan and Lease Losses —Acquired Loans” below.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended June 30, 2014, net loss was $205 thousand compared to net income of $552 thousand for the three months ended June 30, 2013. Loss before income tax expense was $197 thousand for the three months ended June 30, 2014 compared to income before income tax expense of $829 thousand for the same period in 2013. For the six months ended June 30, 2014, net income was $50 thousand compared to net income of $970 thousand for the six months ended June 30, 2013. Income before income tax expense was $266 thousand for the six months ended June 30, 2014 compared to $1.5 million for the same period in 2013.

In the three and six months ended June 30, 2014, income before income tax expense included $428 thousand and $634 thousand, respectively, of costs related to the CVB Acquisition. Additionally, in the second quarter of 2014, the Bank experienced a $205 thousand loss resulting from an unauthorized automated clearing house (“ACH”) transaction originated on our on-line banking platform, which was recorded in pretax income. This unauthorized activity is under investigation by relevant authorities, and we are pursuing recovery of the loss, net of deductible, under our insurance policies. We cannot predict the outcome or timing of a recovery, if any, and as such, any recovery will be recognized in the period of receipt.

Income tax expense in the three and six months ended June 30, 2014 reflects the non-deductibility of a significant portion of CVB Acquisition-related costs.

The following tables present our net income and earnings per common share information for the periods stated:

	Three Months Ended June 30,
	2014	2013
Net (loss) income	$(205)	$552

Preferred stock dividend	(21)	(21)

Net (loss) income available to common shareholders	$(226)	$531

(Loss) earnings per common share, basic and diluted	$(0.02)	$0.05

	Six Months Ended June 30,
	2014	2013
Net income	$50	$970

Preferred stock dividend	(42)	(42)

Net income available to common shareholders	$8	$928

Earnings per common share, basic and diluted	$0.00	$0.09

Net Interest Income

For the three months ended June 30, 2014, net interest income was $5.7 million compared to $5.3 million for the three months ended June 30, 2013. Higher net interest income in the 2014 period was primarily due to higher average balances of loans, including guaranteed student loans, and lower costs of deposits, partially offset by lower yields on loans and higher average balances of deposits. Lower yields on loans were partially due to lower accretion on acquired loans in the 2014 period compared to the 2013 period, as further discussed below. As presented in the table below, our net interest margin for the three-month period ended June 30, 2014 was 3.37%, a 53 basis point decrease from 3.90% for the same period in 2013. Excluding the effect of purchase accounting adjustments, net interest margin declined 24 basis points for the three-month period ended June 30, 2014 compared to the same period of 2013. The continued low interest rate environment and competition for quality borrowers have put pressure on our net interest margin. Lower yields on guaranteed student loans have also negatively affected our net interest margin, as these loans earn lower yields than our originated and acquired loans; however, we believe these loans, which carry a federal guarantee and reprice quarterly, offer attractive risk-adjusted returns.

Average interest-earning assets increased $143.6 million, while related interest income increased $606 thousand, for the three-month period ended June 30, 2014 compared to the same period in 2013. Of the increase in average interest-earning assets, 65% of the growth is due to our investment in guaranteed student loans; the remainder being primarily growth in loans held for investment. Average interest-bearing liabilities increased $129.7 million, while related interest expense increased $110 thousand, for the three-month period ended June 30, 2014 compared to the same period in 2013. The CVB Acquisition had minimal effect on average balances as the acquisition occurred on June 30, 2014. Yields on interest-earning assets decreased 60 basis points to 3.93%, and costs of interest-bearing liabilities decreased 13 basis points to 0.72%, when comparing the three-month period ended June 30, 2014 to the same period in 2013. Average interest-earning assets as a percentage of total assets were 93.9% for the three-month period ended June 30, 2014, a decline from 94.4% for the same period in 2013. The decrease in the percentage of interest-earning assets to total assets in the 2014 period was primarily due to our investment in bank owned life insurance (“BOLI”) in June 2013.

For the six months ended June 30, 2014, net interest income was $11.2 million compared to $10.5 million for the six months ended June 30, 2013. Higher net interest income was primarily due to higher average balances of loans and lower costs of interest-bearing deposits, partially offset by lower yields on loans held for investment and higher average balances of deposits. Also in the six-month period ended June 30, 2014, lower accretion on loans affected yields and net interest margin, as further discussed below. As presented in the table below, net interest margin for the six months ended June 30, 2014 was 3.39%, a 47 basis point decrease from 3.86% for the same period in 2013.

Average interest-earning assets increased $117.3 million, and related interest income increased $750 thousand, for the six-month period ended June 30, 2014 compared to the same period in 2013. Average interest-bearing liabilities increased $102.0 million, and related interest expense increased $38 thousand, for the six-month period ended June 30, 2014 compared to the same period in 2013. Yields on interest-earning assets decreased 57 basis points to 3.95%, and costs of interest-bearing liabilities decreased 16 basis points to 0.72%, when comparing the six-month period ended June 30, 2014 to the same period in 2013. Average interest-earning assets as a percentage of total assets was 93.7% for the six-month period ended June 30, 2014 compared to 94.8% for the same period in 2013, also affected by our investment in BOLI.

Our loan portfolios acquired in the merger with First Bankshares, the Paragon Transaction and VBB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loans acquired in the CVB Acquisition were also discounted to estimated fair value as of the acquisition date. The preliminary estimated fair value adjustment on the loans acquired in the CVB Acquisition, as of June 30, 2014, was $3.1 million and is subject to change, as we finalize our analysis of the loan portfolio. Loan discount accretion was $139 thousand for the three months ended June 30, 2014 compared to $498 thousand for the period ended June 30, 2013. For the six-month periods ended June 30, 2014 and June 30, 2013, loan discount accretion was $278 thousand and $999 thousand, respectively. Loan accretion recognized in these periods does not include any accretion from discounts recorded on the loans acquired in the CVB Acquisition.

The following tables present the effect of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended June 30,
	2014	2013
Net interest margin	3.37%	3.90%
Purchase accounting adjustments impact (1)	0.08%	0.37%
Net interest margin excluding the impact of purchase accounting adjustments	3.29%	3.53%

	Six Months Ended June 30,
	2014	2013
Net interest margin	3.39%	3.86%
Purchase accounting adjustments impact (1)	0.08%	0.37%
Net interest margin excluding the impact of purchase accounting adjustments	3.31%	3.49%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans.

The following tables provide an analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances. Tax-exempt income is reported on a taxable equivalent basis. Assets acquired and liabilities assumed in the CVB Acquisition are included in the average balances; however, the effect of these is minimal as the transaction occurred on June 30, 2014. No interest income or interest expense is included from the CVB assets and liabilities as the transition was completed after the close of business on June 30, 2014.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended June 30,
							2014 vs. 2013
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$10,322	$2,490	0.21%	0.24%	$5	$1	$4	$—	$4
Interest-earning deposits	15,431	31,679	0.27%	0.33%	11	26	(15)	(3)	(12)
Investments	71,629	64,767	2.29%	1.97%	411	319	92	56	36
Guaranteed student loans, gross	92,826	—	3.27%	0.00%	759	—	759	—	759
Loans held for investment, gross (3) (9)	492,476	440,146	4.49%	5.23%	5,528	5,758	(230)	(870)	640

Total interest-earning assets	682,684	539,082	3.93%	4.53%	6,714	6,104	610	(817)	1,427

Allowance for loan and lease losses	(5,597)	(5,004)
Noninterest-earning assets:
Cash and due from banks	9,433	5,637
Premises and fixed assets	4,989	5,404
Other assets	35,469	25,872

Total noninterest-earning assets	49,891	36,913

Total assets	$726,978	$570,991

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$27,077	$15,346	0.20%	0.25%	$13	$10	$3	$(3)	$6
Savings and money market deposits	226,109	224,310	0.58%	0.58%	326	326	(0)	(3)	3
Time deposits	254,692	141,778	0.82%	1.19%	525	422	103	(158)	261
Federal funds purchased and borrowed funds	23,759	20,460	1.63%	1.82%	97	93	4	(11)	15

Total interest-bearing liabilities	531,637	401,894	0.72%	0.85%	961	851	110	(175)	285

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	102,919	78,855
Other liabilities	2,953	2,089

Total noninterest-bearing liabilities	105,872	80,944

Shareholders’ equity	89,469	88,153

Total liabilities and shareholders’ equity	$726,978	$570,991

Interest rate spread (4)			3.21%	3.68%

Net interest income (5)					$5,753	$5,253	$500	$(642)	$1,142

Net interest margin (6)			3.37%	3.90%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income from loans held for investment in 2014 and 2013 includes $139 thousand and $498 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Six Months Ended June 30,
							2014 vs. 2013
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$8,296	$3,481	0.21%	0.22%	$9	$4	$5	$—	$5
Interest-earning deposits	13,201	37,646	0.29%	0.28%	19	53	(34)	2	(36)
Investments	72,559	62,115	2.32%	1.99%	840	617	223	111	112
Guaranteed student loans, gross	93,260	—	3.24%	0.00%	1,513	—	1,513	—	1,513
Loans held for investment, gross (3) (9)	473,921	440,663	4.50%	5.27%	10,669	11,618	(949)	(1,783)	834

Total interest-earning assets	661,237	543,905	3.95%	4.52%	13,050	12,292	758	(1,670)	2,428

Allowance for loan and lease losses	(5,493)	(5,034)
Noninterest-earning assets:
Cash and due from banks	9,879	5,149
Premises and fixed assets	4,999	5,408
Other assets	35,018	24,575

Total noninterest-earning assets	49,896	35,132

Total assets	$705,640	$574,003

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$28,468	$14,876	0.19%	0.25%	$27	$18	$9	$(5)	$14
Savings and money market deposits	221,747	233,182	0.55%	0.60%	605	700	(95)	(62)	(33)
Time deposits	232,365	137,986	0.86%	1.28%	1,000	886	114	(357)	471
Federal funds purchased and borrowed funds	26,044	20,566	1.51%	1.81%	196	186	10	(35)	45

Total interest-bearing liabilities	508,624	406,610	0.72%	0.88%	1,828	1,790	38	(459)	497

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	104,676	77,093
Other liabilities	3,282	2,270

Total noninterest-bearing liabilities	107,958	79,363

Shareholders’ equity	89,058	88,030

Total liabilities and shareholders’ equity	$705,640	$574,003

Interest rate spread (4)			3.23%	3.64%

Net interest income (5)					$11,222	$10,502	$720	$(1,211)	$1,931

Net interest margin (6)			3.39%	3.86%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income from loans held for investment in 2014 and 2013 includes $278 thousand and $999 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.

Provision for Loan and Lease Losses

For the three months ended June 30, 2014, our provision for loan and lease losses was $602 thousand compared to $4 thousand for the same period of 2013. For the six months ended June 30, 2014, provision expense was $830 thousand compared to $415 thousand for the same period of 2013. Higher loan loss provision in the 2014 periods was primarily due to greater loan growth, including the addition of guaranteed student loans in the second half of 2014, for which we increased provision expense in the second quarter of 2014 based on higher levels of past due loans in this portfolio.

Noninterest Income

For the three months ended June 30, 2014, noninterest income was $262 thousand compared to $373 thousand for the same period of 2013. Lower noninterest income in the 2014 period, compared to the 2013 period, was primarily due to lower gains on sales of securities and lower income from derivatives, partially offset by higher service charges and fees on deposit accounts and earnings on BOLI.

For the six months ended June 30, 2014, noninterest income was $580 thousand compared to $1.0 million for the six months ended June 30, 2013. In the 2013 period, noninterest income includes a gain of $346 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition and higher gains on the sale of securities compared to the 2014 period. Noninterest income in the six months ended June 30, 2014 included higher service charges and fees on deposit accounts and higher earnings on BOLI.

In both the three and six months ended June 30, 2014, we recorded a bargain purchase gain of $32 thousand on the allocation of the purchase consideration to the assets acquired and liabilities assumed in the CVB Acquisition. The amount of bargain purchase gain is subject to change, as we finalize the estimated fair value adjustments required under purchase accounting. Any adjustment to the bargain purchase gain will be recorded in the period(s) in which purchase accounting adjustments are finalized.

Noninterest Expense

For the three-month period ended June 30, 2014, noninterest expense was $5.6 million, an $813 thousand increase from $4.8 million for the same period of 2013. Noninterest expense in the 2014 period includes $428 thousand of costs related to the CVB Acquisition, primarily recorded in professional fees and technology expenses, and a $205 thousand loss incurred on the unauthorized ACH transaction recorded as other noninterest expense on our consolidated statements of operations.

For the six-month period ended June 30, 2014, noninterest expense was $10.7 million, a $1.1 million increase from $9.6 million for the same period of 2013. Noninterest expense in the 2014 period includes $634 thousand of costs related to the CVB Acquisition, primarily recorded in professional fees and technology expenses, and the $205 thousand loss discussed above. Noninterest expenses for the three and six-month periods ended June 30, 2014 include $168 thousand and $323 thousand, respectively, of expenses related to the servicing of our guaranteed student loans, which we purchased in the second half of 2013.

Income Taxes

For the three months ended June 30, 2014 and 2013, income tax expense was $8 thousand and $277 thousand, respectively. For the six months ended June 30, 2014 and 2013, income tax expense was $216 thousand and $522, respectively. Income tax expense and our effective tax rate in the 2014 periods reflects the non-deductibility of certain transaction costs related to the CVB Acquisition, partially offset by the addition of BOLI, the earnings on which are tax exempt. Our net deferred tax asset as of June 30, 2014 and December 31, 2013 was $6.2 million and $4.3 million, respectively. Our net deferred tax asset as of June 30, 2014 includes $1.9 million due to the CVB Acquisition, of which $835 thousand resulted from the allocation of purchase consideration, and the remainder was the net deferred tax asset of CVB at June 30, 2014.

BUSINESS COMBINATION

The CVB Acquisition was accounted for in accordance with FASB ASC Topic 805, “Business Combinations”, whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014. Fair value estimates were based on our assessment of the best information available and are subject to change. The final determination of estimated fair values of assets and liabilities will be made when all necessary information becomes available, and we have completed our analysis.

The following table presents the preliminary allocation of the consideration received to the assets acquired and liabilities assumed in the CVB Acquisition as of the acquisition date. Our preliminary allocation results in an after tax bargain purchase gain of $21 thousand.

Fair value of assets acquired:
Cash and cash equivalents	$12,560
Securities available for sale	17,439
Loans	70,048
Premises and equipment	3,338
Other real estate owned	1,137
Core deposit intangible	930
Accrued interest receivable	318
Deferred tax asset	1,903
Bank owned life insurance	4,054
Other assets	2,658

Total assets	$114,385

Fair value of liabilities assumed:
Deposits	$100,985
Accrued interest payable	39
Other liabilities	2,839

Total liabilities	$103,863

Net identifiable assets acquired	$10,522

Consideration:
Company’s common shares issued	1,618,186
Purchase price per share (1)	$6.40

Value of common stock issued	10,356
Estimated fair value of stock options	133
Cash in lieu of fractional shares	1

Total consideration	$10,490

Bargain purchase gain	$32
Deferred tax liability	(11)

Bargain purchase gain, net of tax	$21

(1)	The value of the shares of common stock exchanged for shares of CVB common stock was based upon the closing price of the company’s common stock at June 27, 2014, the last trading day prior to the date of completion of the CVB Acquisition.

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

	June 30, 2014
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Agencies	$5,913	$5,913	0.48	1.39%
Mortgage-backed securities
- Fixed rate	44,217	44,680	4.15	2.09%
- Variable rate	4,556	4,622	10.79	1.90%
Municipals - fixed rate
- Taxable	853	853	4.85	3.30%
- Tax exempt (1)	5,031	5,034	5.85	3.16%
Collateralized mortgage obligations - fixed rate	12,807	12,750	4.05	2.11%

Total securities available for sale	73,377	73,852	4.38	2.11%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,283	9,542	8.73	3.39%

Total securities held to maturity	9,283	9,542	8.73	3.39%

Total securities	$82,660	$83,394	5.35	2.16%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

	December 31, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,693	$45,338	4.54	2.09%
- Variable rate	4,903	4,852	4.20	1.68%
Municipals - fixed rate
- Taxable	9,810	8,970	9.23	2.71%
- Tax exempt (1)	1,634	1,573	8.12	2.95%
Collateralized mortgage obligations - fixed rate	8,940	8,452	4.01	2.18%

Total securities available for sale	$70,980	$69,185	5.16	2.17%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	June 30, 2014
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Agencies	$—	—	$—	—	$3,973	1.39%	$1,940	1.39%	$5,913	1.39%
Mortgage-backed securities
- Fixed rate	—	—	21	5.10%	27,276	1.86%	17,383	2.28%	44,679	2.09%
- Variable rate	—	—	—	—	—	—	4,622	1.90%	4,622	1.90%
Municipals - fixed rate
- Taxable			853	3.30%	—	—	—	—	853	3.30%
- Tax exempt (1)	—	—	310	4.35%	2,134	2.82%	2,590	3.31%	5,034	3.16%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	12,750	2.11%	12,750	2.11%

Total securities available for sale	—		1,184		33,383		39,285		73,852

Securities held to maturity:
Municipals - fixed rate
- Taxable	—	—	—	—	8,563	3.31%	979	4.12%	9,542	3.39%

Total securities held to maturity	—		—		8,563		979		9,542

Total securities	$—	—	$1,184	3.61%	$41,946	2.16%	$40,264	2.25%	$83,394	2.26%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	June 30, 2014
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$37,283	$37,801	37.5%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated. Loans previously reported as loans held for sale have been reclassified as loans held for investment for both periods presented. See Note 2 – Basis of Presentation – Revised Financial Statements – in Part 1, Item 1, “Financial Statements” in this Form 10-Q for more information on the reclassification.

	June 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$288,465	42.92%	$249,687	46.08%
Commercial real estate	219,908	32.71%	172,711	31.88%
Residential real estate	64,882	9.65%	22,004	4.06%
Consumer	6,461	0.96%	3,191	0.59%
Guaranteed student loans	92,435	13.75%	94,028	17.36%
Overdrafts	86	0.01%	184	0.03%

Total loans	$672,237	100.00%	$541,805	100.00%
Allowance for loan and lease losses	(6,016)		(5,305)

Total loans, net of allowance	$666,221		$536,500

Loans, net of allowance for loan losses, increased $129.7 million from $536.5 million as of December 31, 2013 to $666.2 million as of June 30, 2014. Excluding approximately $70 million of loans acquired in the CVB Acquisition, net loans increased $59.7 million, or 11%, from December 31, 2013.

The following tables provide the maturity analysis of our loans as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	June 30, 2014
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$127,472	$96,635	$14,854	$111,489	$38,283	$10,707	$48,990	$287,951
Commercial real estate (2)	68,026	76,934	35,258	112,192	32,655	5,493	38,148	218,366
Residential real estate (3)	12,607	9,296	23,915	33,211	8,127	5,227	13,354	59,172
Consumer (4)	3,472	541	2,149	2,690	873	66	939	7,101
Guaranteed student loans	40	1,030	91,365	92,395	—	—	—	92,435
Overdrafts	86	—	—	—	—	—	—	86

Total loans	$211,703	$184,436	$167,541	$351,977	$79,938	$21,493	$101,431	$665,111

(1)	Excludes $2.5 million in nonaccrual fixed-rate loans and $880 thousand in nonaccrual variable-rate loans.
(2)	Excludes $863 thousand in nonaccrual fixed-rate loans and $476 thousand in nonaccrual variable-rate loans.
(3)	Excludes $282 thousand in nonaccrual fixed-rate loans and $2.0 million in nonaccrual variable-rate loans.
(4)	Excludes $128 thousand in nonaccrual fixed-rate loans.

	December 31, 2013
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$102,663	$79,277	$9,980	$89,257	$43,496	$8,522	$52,018	$243,938
Commercial real estate (2)	57,749	78,167	8,489	86,656	23,029	4,394	27,423	171,828
Residential real estate (3)	6,994	3,615	5,006	8,621	5,355	481	5,836	21,451
Consumer	2,242	319	69	388	559	2	561	3,191
Guaranteed student loans	30	1,247	92,751	93,998	—	—	—	94,028
Overdrafts	185	—	—	—	—	—	—	185

Total loans	$169,863	$162,625	$116,295	$278,920	$72,439	$13,399	$85,838	$534,621

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $874 thousand in nonaccrual variable-rate loans.
(2)	Excludes $384 thousand in nonaccrual fixed-rate loans and $499 thousand in nonaccrual variable-rate loans.
(3)	Excludes $119 thousand in nonaccrual fixed-rate loans and $434 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 53.7% of our loan portfolio at June 30, 2014 and 47.9% at December 31, 2013. The percentage as of June 30, 2014 reflects the loans acquired in the CVB Acquisition. Commercial real estate (“CRE”) loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets, offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

In evaluating our acquired guaranteed student loans, our allowance for loan and lease losses is based on historical and expected default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	June 30, 2014		December 31, 2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$1,731	42.92%	$2,148	45.75%
Commercial real estate	3,067	32.71%	2,756	32.08%
Residential real estate	446	9.65%	194	4.09%
Consumer	35	0.97%	12	0.62%
Guaranteed student loans	737	13.75%	195	17.46%

Total allowance for loan and lease losses	$6,016	100.00%	$5,305	100.00%

The following tables present the activity in the allowance for loan and lease losses for the dates stated:

	For the Three Months Ended June 30,
	2014	2013
Balance at beginning of period	$5,414	$5,099
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	—	211
Residential real estate	—	25
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	13	1

Total charge-offs	13	237

Recoveries:
Commercial and industrial	—	—
Commercial real estate	4	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	—

Total recoveries	5	—

Net charge-offs	8	237

Provision for loan and lease losses	602	4
Amount for unfunded commitments	10	16
Other (1)	(2)	—

Balance at end of period	$6,016	$4,882

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	For the Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$5,305	$4,875
Charge-offs:
Commercial and industrial	—	1
Commercial real estate	—	370
Residential real estate	35	25
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	14	2

Total charge-offs	49	398

Recoveries:
Commercial and industrial	1	—
Commercial real estate	4	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	1

Total recoveries	6	1

Net charge-offs	43	397

Provision for loan and lease losses	830	415
Amount for unfunded commitments	(10)	(11)
Other (1)	(66)	—

Balance at end of period	$6,016	$4,882

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

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

Pursuant to the merger with First Bankshares, the acquired loans were adjusted to estimated fair value with a discount of $7.6 million. The loans acquired in the Paragon Transaction and the VBB Acquisition were also adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. As of June 30, 2014, we recorded a $3.1 million estimated fair value adjustment, for credit and interest rates, on the loans acquired in the CVB Acquisition.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC 310-30. We concluded that a portion of the loans acquired in the VBB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30. As of June 30, 2014, we have not completed our determination of which of the loans acquired in the CVB Acquisition meet the requirements to be accounted for under ASC 310-30.

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

Our re-evaluation of expected cash flows in the second quarter of 2014 resulted in an impairment of $25 thousand due to the deterioration in the timing and/or amount of cash flows from certain purchased credit-impaired loans. This impairment is recorded in the provision for loan and lease losses in the consolidated statement of operations and in our allowance for loan and lease losses in our consolidated balance sheets.

The following table presents our accretion activity for the periods presented. Additions in the period ended June 30, 2014 relate to the CVB Acquisition.

	June 30, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Additions	3,050
Accretion (1)	(278)	(2,644)
Disposals (2)	—	(1,048)
Other (3)	66	—

Balance at end of period	$7,279	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2013 amount, $85 thousand relates to loans reclassified as other real estate owned (“OREO”).
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2014, and December 31, 2013, there were no loans, other than guaranteed student loans, 90 days or greater past due with respect to principal and interest for which interest was accruing. The federal guaranty on our guaranteed student loans covers both principal and interest accrued to the date a claim is paid under the guaranty.

As of June 30, 2014 and December 31, 2013, we had $1.3 million and $199 thousand, respectively, in OREO. We acquired $1.1 million of OREO in the CVB Acquisition. OREO valuations are evaluated periodically, and any necessary reserve to carry the asset at its fair value is recorded as a charge to net income. In the six months ended June 30, 2014, we recorded a $39 thousand valuation allowance and charge to income for two properties to reflect their net carrying values at estimated fair value.

The following table presents our nonperforming assets, including those acquired in the CVB Acquisition, and various performance ratios for the periods and as of the dates stated:

	June 30, 2014	December 31, 2013
Nonaccrual loans	$7,127	$3,822
Other real estate owned	1,298	199

Total nonperforming assets	$8,425	$4,021

Nonperforming assets as a percentage of total loans	1.25%	0.74%
Nonperforming assets as a percentage of total assets	0.95%	0.59%
Net charge-offs as a percentage of average loans	0.01%	0.20%
Allowance for loan and lease losses as a percentage of total loans	0.89%	0.98%
Allowance for loan and lease losses to nonaccrual loans	84.41%	138.78%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of June 30, 2014 totaled $757.2 million compared to deposits of $569.2 million at December 31, 2013. Demand deposits, including money market accounts, as of June 30, 2014, increased $71.8 million from balances at December 31, 2013, while time deposits increased $108.5 million over this period. We assumed $49.9 million of demand and money market accounts and $43.6 million of time deposits in the CVB Acquisition. As of June 30, 2014, $119.1 million of our deposits were in Insured Cash Sweep (“ICS”) accounts, Certificate of Deposit Account Registry Service accounts, and brokered time deposits, which we collectively refer to as brokered deposits. As of December 31, 2013, $71.3 million of our deposits were in ICS accounts and brokered time deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	June 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$104,675	—	$88,254	—
Interest-bearing deposits:
Demand and money market	245,128	0.51%	251,110	0.54%
Savings accounts	5,087	0.25%	4,535	0.29%
Time deposits $100,000 or greater	174,273	0.73%	95,490	1.01%
Time deposits less than $100,000	58,091	1.24%	57,374	1.36%

Total interest-bearing deposits	482,579	0.68%	408,509	0.76%

Total average deposits	$587,254	0.56%	$496,763	0.63%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of June 30, 2014:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$58,080	$44,329	$54,692	$75,199	$232,300	30.68%

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings for each of the periods stated:

	June 30, 2014				December 31, 2013
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Year-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$6,367	$1,229	0.61%	$—	$—	$247	0.58%
Other borrowings	—	16,000	4,815	0.40%	—	5,000	805	0.31%

Total short-term borrowings	$—	$22,367	$6,044	0.44%	$—	$5,000	$1,052	0.37%

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

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. During the second quarter of 2013 and the first quarter of 2014, we entered into forward-starting swaps for notional amounts totaling $17.5 million, whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of the borrowings. The derivatives are designated as cash flow hedges, whereby the effective portion of the hedges is recorded in accumulated other comprehensive (loss) income. The amount reported in accumulated other comprehensive (loss) income as of June 30, 2014, related to these derivatives was an unrealized loss of $169 thousand, net of a tax benefit of $87 thousand. As of June 30, 2014, the ineffective portion of the derivatives was insignificant.

We have agreements with the counterparty to our derivatives that contain a provision whereby, if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of June 30, 2014, $250 thousand had been pledged as collateral under the agreements, as the valuation of one of the derivatives had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreements at termination value. As of June 30, 2014, a hedge liability of $275 thousand was recorded in other liabilities on our consolidated balance sheet related to these derivatives.

For the six-month period ended June 30, 2014, our effective interest rate on the $20 million FHLB borrowing, including the effect of the modification fee and cash flow hedge, was 1.82%.

LIQUIDITY AND CAPITAL RESOURCES

In the six-month period ended June 30, 2014, cash and cash equivalents increased $43.7 million compared to a decrease of $4.1 million in the same period in 2013. Net cash used in operating activities was $392 thousand for the six-month period ended June 30, 2014 compared to net cash provided by operating activities of $1.6 million for the same period in 2013. Net cash used in investing activities was $42.7 million for the six-month period ended June 30, 2014 compared to $22.1 million for the same period in 2013. Cash used in investing activities in the 2014 period reflected a net increase in loans of $60.2 million, partially offset by $12.6 million of cash and cash equivalents acquired in the CVB Acquisition and $5.1 million of proceeds from the sale of securities. Net cash used in investing activities in the six-month period ended June 30, 2013 reflected a net decrease in loans and proceeds from the sale of securities, partially offset by purchases of securities. The reclassification of the warehouse lending program from loans held for sale to loans held for investment resulted in a $19.0 million decrease in both net cash provided by operating activities and net cash used in investing activities in the 2013 period as increases and decreases in loans held for investment are reported as cash flows from investing activities. Net cash provided by financing activities in the six-month period ended June 30, 2014 was $86.7 million compared to $16.4 million for the same period of 2013. Cash provided by financing activities in the 2014 period reflected an increase in deposits, while cash provided by financing activities in the 2013 period was primarily due to the increase in deposits and federal funds purchased. In the third quarter of 2013, we began our share repurchase program and used $265 thousand to repurchase shares of our common stock in the six-month period ended June 30, 2014.

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

Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities in our available-for-sale securities portfolio. We have access to a credit line from our primary correspondent bank in the amount of $9.0 million. This line is for short-term liquidity needs, expires in February 2015, and is subject to the prevailing federal funds interest rate.

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”), both of which are secured with certain of our loans. The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of June 30, 2014 was $204.8 million, based on our March 31, 2014 balance sheet. Pledged collateral for this facility as of June 30, 2014 was $42.2 million. Under this facility, as of June 30, 2014, we had one nonamortizing term loan for $20 million borrowing outstanding. Credit availability under the FRB facility was $121.8 million as of June 30, 2014, which is also based on pledged collateral. Borrowings under the FRB facility bear the prevailing current rate for primary credit. There were no amounts outstanding under the FRB facility as of June 30, 2014.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5.0 million expires on September 30, 2014. The remainder of the lines of credit can be cancelled at any time. As of June 30, 2014, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

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

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	June 30, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$79,151	$79,580	$69,314	$70,299
Total risk-based capital	85,512	85,941	74,955	75,940
Risk-weighted assets	670,818	670,803	526,841	526,752

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated:

	June 30, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	11.20%	11.27%	10.37%	10.52%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	11.80%	11.86%	13.16%	13.35%	4.00%	> 6.00%
Total risk-based capital ratio	12.75%	12.81%	14.23%	14.42%	8.00%	> 10.00%

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

The balance sheet may be asset or liability sensitive at a given time. We intend to manage the Bank’s asset or liability sensitivity to optimize earnings, to minimize interest rate risk, and to preserve capital within policy limits, while optimizing the return to our shareholders.

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of June 30, 2014 of $313.5 million. This net asset-sensitive position was a result of $661.4 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $348.0 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of June 30, 2014 is considered by management to be favorable in an increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$17,783	$—	$—	$—	$36,862
Fed funds sold	37,499	—	—	—	37,499
Securities	7,944	11,373	17,708	45,635	83,135
Loans	575,159	11,204	28,220	56,294	672,237
Allowance for loan and lease losses	—	—	—	—	(6,016)
Premises and equipment	—	—	—	—	8,218
Intangibles	—	—	—	—	16,372
OREO	—	—	—	—	1,298
Deferred tax asset	—	—	—	—	6,201
Bank owned life insurance	—	—	—	—	13,904
Other assets	481	—	—	4,683	13,673

Total assets	$638,866	$22,577	$45,928	$106,612	$883,383

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$123,792
Interest-bearing deposits	216,717	131,234	253,241	32,133	633,419
Borrowed funds	—	—	20,000	—	20,000
Other liabilities	—	—	—	—	6,731
Shareholders’ equity	—	—	—	—	99,441

Total liabilities and equity	$216,717	$131,234	$273,241	$32,133	$883,383

Discrete gap:	$422,149	$(108,657)	$(227,313)	$74,479
Cumulative gap:	$422,149	$313,492	$86,179	$160,658

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	June 30, 2014	December 31, 2013
Commercial lines of credit	$121,718	$74,419
Commercial real estate	33,848	44,324
Residential real estate	14,496	7,183
Consumer	1,836	481
Letters of credit	5,882	6,796

Total commitments	$177,780	$133,203

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of June 30, 2014, the Bank had invested $450 thousand. An additional $550 thousand will be funded at the request of the general partner of the partnership.

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in our proxy statement/prospectus (Registration No. 333-195108) that we filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2014 and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	our ability to generate sufficient taxable income to utilize our deferred tax assets, thus requiring a valuation allowance against this asset;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•	the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed, and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	our ability to integrate CVB as expected and within the expected timeframe;

•	disruptions to customer and employee relationships and business operations caused by the CVB Acquisition;

•	our ability to achieve the cost savings and growth contemplated by the CVB Acquisition within the expected timeframe;

•	our ability to maintain regulatory capital levels and adequate sources of funding and liquidity, which could be adversely affected by market conditions and changes in capital requirements made by regulators;

•	our ability to identify and mitigate cybersecurity risk;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the SEC.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company’s board of directors approved a share repurchase program under which the company may purchase in the open market or otherwise up to 210,000 shares of its outstanding common stock, or approximately 2% of its then outstanding shares. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. There were no purchases during the second quarter of 2014.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

10.1	Xenith Bankshares, Inc. 2012 Stock Incentive Plan, as amended and restated effective May 1, 2014

10.2	Colonial Virginia Bank 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed on July 8, 2014 (Registration No. 333-197310))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: August 8, 2014	/S/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	/S/ THOMAS W. OSGOOD
Thomas W. Osgood Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial Officer)