Form 10-Q
period 2014-09-30
Xenith Bankshares, Inc.
filed 2014-11-07
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at October 31, 2014 was 12,923,607.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	(Unaudited)
(in thousands, except share data)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$20,665	$24,944
Federal funds sold	6,826	5,749

Total cash and cash equivalents	27,491	30,693
Securities available for sale, at fair value	74,743	69,185
Securities held to maturity, at cost (fair value - $9,515)	9,281	—
Loans, net of allowance for loan and lease losses, 2014 - $5,569; 2013 - $5,305	738,809	536,500
Premises and equipment, net	8,113	5,069
Other real estate owned, net	1,283	199
Goodwill and other intangible assets, net	16,258	15,624
Accrued interest receivable	4,216	2,403
Deferred tax asset	6,170	4,345
Bank owned life insurance	14,002	9,690
Other assets	9,796	6,188

Total assets	$910,162	$679,896

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$457,201	$359,455
Savings	10,011	4,785
Time	299,312	204,958

Total deposits	766,524	569,198
Accrued interest payable	288	215
Federal funds purchased and borrowed funds	32,000	20,000
Supplemental executive retirement plan	2,262	—
Other liabilities	3,404	2,797

Total liabilities	804,478	592,210

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 8,381 shares issued and outstanding as of September 30, 2014 and December 31, 2013	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 12,923,607 shares issued and outstanding as of September 30, 2014 and 10,437,630 shares issued and outstanding as of December 31, 2013	12,924	10,438
Additional paid-in capital	85,821	71,797
Accumulated deficit	(1,114)	(1,758)
Accumulated other comprehensive loss, net of tax	(328)	(1,172)

Total shareholders’ equity	105,684	87,686

Total liabilities and shareholders’ equity	$910,162	$679,896

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

(in thousands, except per share data)	September 30, 2014	September 30, 2013
Interest income
Interest and fees on loans	$8,891	$6,481
Interest on securities	422	350
Interest on federal funds sold and deposits in other banks	89	63

Total interest income	9,402	6,894

Interest expense
Interest on deposits	784	510
Interest on time certificates of $100,000 and over	412	226
Interest on federal funds purchased and borrowed funds	95	96

Total interest expense	1,291	832

Net interest income	8,111	6,062
Provision for loan and lease losses	1,560	497

Net interest income after provision for loan and lease losses	6,551	5,565

Noninterest income
Service charges on deposit accounts	157	113
Net loss on sale and write-down of other real estate owned and other collateral	—	(4)
Gain on sales of securities	17	—
Bargain purchase gain	10	—
Loss on the write-down of equipment and other assets	(17)	—
Increase in cash surrender value of bank owned life insurance	98	83
Other	92	153

Total noninterest income	357	345

Noninterest expense
Compensation and benefits	3,249	2,800
Occupancy	435	378
FDIC insurance	128	96
Bank franchise taxes	221	188
Technology	690	400
Communications	98	65
Insurance	74	74
Professional fees	257	283
Amortization of intangible assets	114	91
Guaranteed student loan servicing	152	—
Other	486	384

Total noninterest expense	5,904	4,759

Income before income tax	1,004	1,151
Income tax expense	347	403

Net income	657	748

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$636	$727

Earnings per common share (basic and diluted):	$0.05	$0.07

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

(in thousands, except per share data)	September 30, 2014	September 30, 2013
Interest income
Interest and fees on loans	$21,073	$18,099
Interest on securities	1,148	870
Interest on federal funds sold and deposits in other banks	223	217

Total interest income	22,444	19,186

Interest expense
Interest on deposits	1,776	1,625
Interest on time certificates of $100,000 and over	1,052	715
Interest on federal funds purchased and borrowed funds	291	282

Total interest expense	3,119	2,622

Net interest income	19,325	16,564
Provision for loan and lease losses	2,390	913

Net interest income after provision for loan and lease losses	16,935	15,651

Noninterest income
Service charges on deposit accounts	419	312
Net (loss) gain on sale and write-down of other real estate owned and other collateral	(39)	342
Gain on sales of securities	39	291
Bargain purchase gain	42	—
Loss on the write-down of equipment and other assets	(17)	—
Increase in cash surrender value of bank owned life insurance	258	106
Other	236	329

Total noninterest income	938	1,380

Noninterest expense
Compensation and benefits	8,856	8,548
Occupancy	1,154	1,112
FDIC insurance	368	304
Bank franchise taxes	602	601
Technology	1,652	1,220
Communications	254	186
Insurance	218	222
Professional fees	1,165	792
Amortization of intangible assets	297	273
Guaranteed student loan servicing	476	—
Other	1,560	1,130

Total noninterest expense	16,602	14,388

Income before income tax	1,271	2,643
Income tax expense	564	925

Net income	707	1,718

Preferred stock dividend	(63)	(63)

Net income available to common shareholders	$644	$1,655

Earnings per common share (basic and diluted):	$0.06	$0.16

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	For the Three Months Ended September 30,
(in thousands)	2014	2013
Net income	$657	$748
Other comprehensive income (loss), before taxes:
Securities available for sale:
Unrealized loss arising during the year	(332)	(267)
Reclassification adjustment for gains included in net income	(17)	—

Unrealized loss on available-for-sale securities	(349)	(267)

Securities held to maturity:
Amortization of unrealized loss transferred from available for sale	13	—

Unrealized loss on held-to-maturity securities	13	—

Unrealized gain (loss) on derivative:
Unrealized gain (loss) arising during the year	73	(93)
Reclassification adjustment for losses included in net income	37	36

Unrealized gain (loss) on derivative	110	(57)

Other comprehensive loss, before taxes	(226)	(324)

Income tax benefit related to other comprehensive loss	81	110

Comprehensive income	$512	$534

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Net income	$707	$1,718
Other comprehensive income (loss), before taxes:
Securities available for sale:
Unrealized gain (loss) arising during the year	1,960	(2,763)
Reclassification adjustment for gains included in net income	(39)	(291)

Unrealized gain (loss) on available-for-sale securities	1,921	(3,054)

Securities held to maturity:
Unrealized loss transferred to held to maturity	(518)	—
Amortization of unrealized loss transferred from available for sale	36	—

Unrealized loss on held-to-maturity securities	(482)	—

Unrealized loss on derivative:
Unrealized (loss) gain arising during the year	(275)	99
Reclassification adjustment for losses included in net income	109	102

Unrealized (loss) gain on derivative	(166)	201

Other comprehensive income (loss), before taxes	1,273	(2,853)

Income tax (expense) benefit related to other comprehensive income (loss)	(429)	970

Comprehensive income (loss)	$1,551	$(165)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

(in thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$707	$1,718
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	2,390	913
Depreciation and amortization	837	905
Net amortization of securities	301	509
Accretion of acquisition accounting adjustments	(1,549)	(2,143)
Deferred tax (benefit) expense	(358)	710
Gain on sales of securities	(39)	(291)
Share-based compensation expense	694	481
Bargain purchase gain	(42)	—
Net loss (gain) on sale and write-down of other real estate owned and other collateral	39	(342)
Loss on the write-down of equipment and other assets	17	—
Increase in cash surrender value of bank owned life insurance	(258)	(106)
Change in operating assets and liabilities:
Accrued interest receivable	(1,494)	144
Other assets	(1,270)	44
Accrued interest payable	34	(5)
Other liabilities	(99)	338

Net cash (used in) provided by operating activities	(90)	2,875

Cash flows from investing activities
Cash and cash equivalents acquired in bank acquisition	12,560	—
Proceeds from sales, maturities and calls of securities	9,137	23,799
Purchases of securities	(5,359)	(41,968)
Net increase in loans	(132,999)	(5,356)
Net proceeds from sale of other real estate owned and other collateral	64	217
Purchases of bank owned life insurance	—	(9,500)
Net purchase of premises and equipment	(265)	(351)
Sale of FRB and FHLB stock	126	33

Net cash used in investing activities	(116,736)	(33,126)

Cash flows from financing activities
Net increase in demand and savings deposits	45,567	16,145
Net increase in time deposits	50,793	26,445
Proceeds from senior term loan	12,000	—
Issuance of common stock, net of issuance costs	5,592	—
Repurchase of common stock	(265)	(100)
Preferred stock dividend	(63)	(63)

Net cash provided by financing activities	113,624	42,427

Net increase (decrease) in cash and cash equivalents	(3,202)	12,176
Cash and cash equivalents
Beginning of period	30,693	12,363

End of period	$27,491	$24,539

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$3,105	$2,626

Income taxes	$700	$235

Transfer of loans to foreclosed assets	$65	$143

Transactions related to bank acquisition
Assets acquired	$114,432	$—

Liabilities assumed	$103,900	$—

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

Note 1. Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of September 30, 2014, the company, through the Bank, operates eight full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and, as a result of the acquisition of Colonial Virginia Bank (“CVB”) that was completed on June 30, 2014, discussed below, two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in York County, Virginia, as a result of the acquisition of CVB.

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

Pursuant to the CVB Acquisition, the company acquired approximately $114.4 million of assets, including approximately $70.1 million in loans and assumed approximately $103.9 million in liabilities, including approximately $101.0 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change. CVB operated two full-services branches in Gloucester, Virginia, and one loan production office in York County, Virginia. The CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time.

On September 25, 2014 and September 29, 2014, the company issued and sold an aggregate of 880,000 shares of its common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial positions at September 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the statements of cash flows for the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

Revision of Financial Statements

During the second quarter of 2014, the company determined that loans held pursuant to a warehouse lending program in which the Bank participates should be classified as loans held for investment on the company’s consolidated balance sheets. Prior to the second quarter of 2014, these loans were classified as loans held for sale. All prior periods presented have been revised to reflect this classification. The reclassification in prior periods does not affect reported earnings, total loans, total assets or total shareholders’ equity. The reclassification does affect amounts previously reported as cash flows provided by (used in) operating activities and cash flows provided by (used in) investing activities, as purchases and sales of loans held for sale are reported as cash flows from operating activities, whereas increases and decreases in loans held for investment are reported as cash flows from investing activities. Management has evaluated the effect of the incorrect presentation in prior periods and has concluded that previously issued financial statements were not materially misstated.

The effect of the revision on the line items within the company’s consolidated balance sheet as of December 31, 2013 is as follows:

	December 31, 2013
	As Reported	Revisions	As Revised
Loans held for sale	$3,363	$(3,363)	$—
Loans held for investment, net of allowance for loan and lease losses	533,137	3,363	536,500

The effect of the revision on the line items within the company’s consolidated statements of cash flows for the period ended September 30, 2013 is as follows:

	September 30, 2013
	As Reported	Revisions	As Revised
Change in operating assets and liabilities:
Originations of loans held for sale	$(444,066)	$444,066	$—
Proceeds from sales of loans held for sale	490,685	(490,685)	—
Net cash provided by operating activities	49,494	(46,619)	2,875
Cash flows from investing activities:
Net increase in loans held for investment	$(51,975)	$46,619	$(5,356)
Net cash used in investing activities	(79,745)	46,619	(33,126)

Note 3. Business Combination

The company has accounted for the CVB Acquisition under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014. Fair value estimates were based on management’s assessment of the best information available and are preliminary and subject to change. The final determination of estimated fair values of assets and liabilities will be made when all necessary information becomes available and management has completed its analysis.

In accordance with the framework established by FASB ASC Topic 820, “Fair Value Measurements and Disclosure” (“Topic 820”), the company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed in Note 19 – Fair Value Measurements.

The CVB Acquisition provides the opportunity for growth in one of the Bank’s target markets and allows the Bank to leverage its existing infrastructure.

The following table presents the preliminary allocation of the consideration paid to the acquired assets and assumed liabilities in the CVB Acquisition as of the acquisition date. The preliminary allocation results in a bargain purchase gain of $42 thousand.

Fair value of assets acquired:
Cash and cash equivalents	$12,560
Securities available for sale	17,439
Loans	70,051
Premises and equipment	3,338
Other real estate owned	1,186
Core deposit intangible	930
Accrued interest receivable	318
Deferred tax asset	1,898
Bank owned life insurance	4,054
Other assets	2,658

Total assets	$114,432

Fair value of liabilities assumed:
Deposits	$100,985
Accrued interest payable	39
Supplemental executive retirement plan	2,277
Other liabilities	599

Total liabilities	$103,900

Net identifiable assets acquired	$10,532

Consideration:
Company’s common shares issued	1,618,186
Purchase price per share (1)	$6.40

Value of common stock issued	10,356
Estimated fair value of stock options	133
Cash in lieu of fractional shares	1

Total consideration	$10,490

Bargain purchase gain	$42

(1)	The value of the shares of common stock exchanged for shares of CVB common stock was based upon the closing price of the company’s common stock at June 27, 2014, the last trading day prior to the date of completion of the CVB Acquisition.

The following table presents the purchased performing and purchased impaired loans receivable at the date of the CVB Acquisition and the fair value adjustment recorded immediately following the acquisition:

	Purchased Performing	Purchased Impaired	Total
Contractual principal payments receivable	$68,523	$4,575	$73,098
Fair value adjustment - credit and interest	(1,983)	(1,064)	(3,047)

Fair value of acquired loans	$66,540	$3,511	$70,051

The remaining fair value adjustment, as of September 30, 2014, related to loans acquired in the CVB Acquisition was $2.7 million. The carrying value, as of September 30, 2014, of purchased impaired loans was $3.5 million.

The following table presents the effect of the CVB Acquisition on the company as if the merger had occurred at the beginning of the three and nine-month periods ended September 30, 2014 and 2013, on a pro forma basis. Merger-related costs of $566 thousand and $1.2 million for the three and nine months ended September 30, 2014, respectively, which are included in the company’s consolidated statements of operations, are not included in the pro forma information below. CVB’s merger-related costs of $407 thousand for the six months ended June 30, 2014 that were incurred prior to the completion of the CVB Acquisition are not included in the company’s consolidated statements of operations, and are also not included in the pro forma information below. Net income includes pro forma adjustments for the amortization of core deposit intangibles. An effective income tax rate of 34% was used in determining pro forma net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue (net interest income plus noninterest income)	$8,468	$7,527	$22,799	$21,463
Net income	$1,021	$833	$1,841	$2,047
Earnings per common share (basic and diluted)	$0.08	$0.07	$0.15	$0.16

Note 4. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to September 30, 2014 and December 31, 2013 was $6.1 million and $8.5 million, respectively.

Note 5. Securities

The following tables present the book value and fair value of securities as of the dates stated:

	September 30, 2014
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securities available for sale:
Agencies	$4,938	$31	$—	$4,969
Mortgage-backed securities
- Fixed rate	47,434	421	(386)	47,469
- Variable rate	4,280	112	(17)	4,375
Municipals - fixed rate
- Tax exempt	5,012	31	—	5,043
- Taxable	850	—	(2)	848
Collateralized mortgage obligations - fixed rate	12,103	79	(143)	12,039

Total securities available for sale	74,617	674	(548)	74,743

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,281	234	—	9,515

Total securities held to maturity	9,281	234	—	9,515

Total securities	$83,898	$908	$(548)	$84,258

	December 31, 2013
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$45,693	$368	$(724)	$45,337
- Variable rate	4,903	77	(128)	4,852
Municipals - fixed rate
- Taxable	9,810	—	(840)	8,970
- Tax exempt	1,634	—	(61)	1,573
Collateralized mortgage obligations - fixed rate	8,940	57	(544)	8,453

Total securities available for sale	$70,980	$502	$(2,297)	$69,185

As of September 30, 2014 and December 31, 2013, the company had securities with a fair value of $6.9 million and $6.3 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of securities by contractual maturity as of the date stated:

	September 30, 2014
	Available for Sale		Held to Maturity
	Book Value	Fair Value	Book Value	Fair Value
Due within one year	$308	$307	$—	$—
Due after one year through five years	568	568	—	—
Due after five years through ten years	31,059	31,204	8,342	8,532
Due after ten years	42,682	42,664	939	983

Total securities	$74,617	$74,743	$9,281	$9,515

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions as of the dates stated. The number of loss securities in each category is also noted.

	September 30, 2014
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	13	$14,117	$(95)	$11,073	$(291)	$25,190	$(386)
- Variable rate	1	—	—	2,903	(17)	2,903	(17)
Municipals Fixed Rate
- Taxable	2	848	(2)	—	—	848	(2)
Collateralized mortgage obligations - fixed rate	7	3,147	(20)	3,894	(123)	7,041	(143)

Total securities available for sale	23	18,112	(117)	17,870	(431)	35,982	(548)

Total securities	23	$18,112	$(117)	$17,870	$(431)	$35,982	$(548)

	December 31, 2013
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	10	$26,610	$(724)	$—	$—	$26,610	$(724)
- Variable rate	2	3,214	(128)	—	—	3,214	(128)
Municipals - fixed rate
- Taxable	5	8,069	(697)	901	(143)	8,970	(840)
- Tax exempt	1	1,573	(61)	—	—	1,573	(61)
Collateralized mortgage obligations - fixed rate	3	6,361	(544)	—	—	6,361	(544)

Total securities	21	$45,827	$(2,154)	$901	$(143)	$46,728	$(2,297)

All securities held as of September 30, 2014 were investment grade. The unrealized loss positions at September 30, 2014 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at September 30, 2014, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at September 30, 2014; therefore, no impairment has been recognized.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$340,359	45.73%	$249,687	46.08%
Commercial real estate	261,392	35.12%	172,711	31.88%
Residential real estate	42,764	5.74%	22,004	4.06%
Consumer	9,483	1.27%	3,191	0.59%
Guaranteed student loans	89,956	12.08%	94,028	17.36%
Overdrafts	424	0.06%	184	0.03%

Total loans	$744,378	100.00%	$541,805	100.00%
Allowance for loan and lease losses	(5,569)		(5,305)

Total loans, net of allowance	$738,809		$536,500

Loans, excluding guaranteed student loans, include unearned fees net of capitalized origination costs, of $344 thousand and $244 thousand, as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, $208.9 million of loans were pledged to the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank as collateral for borrowing capacity.

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

As of September 30, 2014, the company had $90.0 million of guaranteed student loans on its consolidated balance sheet. This balance includes premium and acquisition costs of $2.5 million and $1.4 million, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans carry an approximate 98% federal government guaranty as to the payment of principal and accrued interest.

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

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$334,398	$1,604	$4,357	$—	$340,359
Commercial real estate	249,396	5,723	6,273	—	261,392
Residential real estate	37,902	2,941	1,921	—	42,764
Consumer	9,230	40	213	—	9,483
Guaranteed student loans	89,956	—	—	—	89,956
Overdrafts	424	—	—	—	424

Total loans	$721,306	$10,308	$12,764	$—	$744,378

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Commercial and industrial	$242,018	$1,990	$5,679	$—	$249,687
Commercial real estate	166,398	2,366	3,947	—	172,711
Residential real estate	21,014	132	858	—	22,004
Consumer	2,849	—	342	—	3,191
Guaranteed student loans	94,028	—	—	—	94,028
Overdrafts	184	—	—	—	184

Total loans	$526,491	$4,488	$10,826	$—	$541,805

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

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical and expected default rates for these and similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

The following tables present the allowance for loan and lease loss activity, by loan category, for the dates stated:

	For the Three Months Ended September 30,
	2014	2013
Balance at beginning of period	$6,016	$4,882
Charge-offs:
Commercial and industrial	30	50
Commercial real estate	—	136
Residential real estate	136	14
Consumer	—	—
Guaranteed student loans	1,741	—
Overdrafts	6	4

Total charge-offs	1,913	204

Recoveries:
Commercial and industrial	2	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	3	—

Total recoveries	5	—

Net charge-offs	1,908	204

Provision for loan and lease losses	1,560	497
Amount for unfunded commitments	(108)	(46)
Other (1)	9	—

Balance at end of period	$5,569	$5,129

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	For the Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$5,305	$4,875
Charge-offs:
Commercial and industrial	30	51
Commercial real estate	—	506
Residential real estate	171	39
Consumer	—	—
Guaranteed student loans	1,741	—
Overdrafts	20	6

Total charge-offs	1,962	602

Recoveries:
Commercial and industrial	3	—
Commercial real estate	4	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	4	1

Total recoveries	11	1

Net charge-offs	1,951	601

Provision for loan and lease losses	2,390	913
Amount for unfunded commitments	(118)	(58)
Other (1)	(57)	—

Balance at end of period	$5,569	$5,129

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

During the third quarter of 2014 and as a result of a comment received in the Bank’s most recent regulatory examination, the company charged off the portion of its guaranteed student loans that was (1) not subject to federal government guaranty and (2) greater than 120 days past due and has a high probability of default. Probability of default was determined by recent loss migration analysis. Such recent loss migration analysis and the acceleration of charging off a portion of these loans resulted in an increase to provision expense for guaranteed student loans in 2014. Loans greater than 120 days past due continue to accrue interest as interest receivable is guaranteed until a claim, if any, against the government guaranty is satisfied.

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	September 30, 2014
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$2,006	$374	$1,632
Commercial real estate	3,309	193	3,116
Residential real estate	187	22	165
Consumer	12	—	12
Guaranteed student loans	55	—	55

Total allowance for loan and lease losses	$5,569	$589	$4,980

Loan balances applicable to:
Commercial and industrial	$340,359	$3,866	$336,493
Commercial real estate	261,392	4,731	256,661
Residential real estate	42,764	708	42,056
Consumer	9,907	—	9,907
Guaranteed student loans	89,956	—	89,956

Total loans	$744,378	$9,305	$735,073

	December 31, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Commercial and industrial	$2,148	$292	$1,856
Commercial real estate	2,756	298	2,458
Residential real estate	194	10	184
Consumer	12	—	12
Guaranteed student loans	195	—	195

Total allowance for loan and lease losses	$5,305	$600	$4,705

Loan balances applicable to:
Commercial and industrial	$249,687	$5,526	$244,161
Commercial real estate	172,711	4,875	167,836
Residential real estate	22,004	632	21,372
Consumer	3,375	8	3,367
Guaranteed student loans	94,028	—	94,028

Total loans	$541,805	$11,041	$530,764

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,824	$2,939	$—
Commercial real estate	2,029	2,565	—
Residential real estate	494	555	—
Consumer	—	—	—
With an allowance recorded:
Commercial and industrial	2,042	2,074	374
Commercial real estate	2,702	2,986	193
Residential real estate	214	214	22
Consumer	—	—	—

Total loans individually evaluated for impairment	$9,305	$11,333	$589

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$3,413	$4,484	$—
Commercial real estate	2,075	3,002	—
Residential real estate	444	474	—
Consumer	8	8	—
With an allowance recorded:
Commercial and industrial	2,113	2,194	292
Commercial real estate	2,800	3,085	298
Residential real estate	188	198	10
Consumer	—	—	—

Total loans individually evaluated for impairment	$11,041	$13,445	$600

	For the Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,845	$6	$1,518	$6
Commercial real estate	2,039	—	2,762	—
Residential real estate	498	—	476	3
Consumer	—	—	9	—
With an allowance recorded:
Commercial and industrial	2,059	16	2,172	11
Commercial real estate	2,689	58	4,713	65
Residential real estate	215	—	458	4
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$9,345	$80	$12,108	$89

	For the Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,919	$20	$1,545	$20
Commercial real estate	2,055	—	2,904	19
Residential real estate	501	—	478	5
Consumer	—	—	10	1
With an allowance recorded:
Commercial and industrial	2,114	44	2,149	35
Commercial real estate	2,672	151	4,939	215
Residential real estate	217	—	461	14
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$9,478	$215	$12,486	$309

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). A portion of the loans acquired in the VBB Acquisition and the CVB Acquisition were deemed by management to be credit-impaired loans qualifying for accounting under ASC 310-30.

In July 2011, the loans acquired in the Paragon Transaction and the VBB Acquisition were adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million related to $40.2 million of purchased credit-impaired loans. The remaining fair value adjustment on the VBB purchased credit-impaired loans, as of September 30, 2014, was $1.9 million. The carrying value of VBB purchased credit-impaired loans, as of September 30, 2014, was approximately $6.7 million, which is net of any impairment charges recorded subsequent to acquisition.

For purchased credit-impaired loans, the excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and accreted into interest income over the remaining life of the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of June 30, 2014, the date of the CVB Acquisition, the company had $1.6 million of nonaccretable difference related to the credit-impaired loans acquired in the CVB Acquisition.

In applying ASC 310-30 to acquired loans, the company must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments and the liquidation value and timing of underlying collateral, in addition to other factors. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the initial accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan. Impairments and reversals of impairments are recorded in the provision for loan and lease losses in the consolidated statements of operations and as a component of the allowance for loan and lease losses in the consolidated balance sheets.

The following table presents the accretion activity related to acquired loans as of the dates stated. Additions in the period ended September 30, 2014 relate to the CVB Acquisition.

	September 30, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Additions	3,046	—
Accretion (1)	(1,530)	(2,644)
Disposals (2)	(51)	(1,048)
Other (3)	66	—

Balance at end of period	$5,972	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	September 30, 2014
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$828	$1,032	$1,860
Commercial real estate	530	763	1,293
Residential real estate	1,246	443	1,689
Consumer	742	18	760
Guaranteed student loans	6,264	30,463	36,727

Total	$9,610	$32,719	$42,329

	December 31, 2013
	30-89 days Past Due	90+ days Past Due	Total Past Due
Commercial and industrial	$1,034	$781	$1,815
Commercial real estate	—	17	17
Residential real estate	228	385	613
Consumer	4	—	4
Guaranteed student loans	43,875	—	43,875

Total	$45,141	$1,183	$46,324

The following table presents nonaccrual loans and OREO as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2014, there were no loans, other than guaranteed student loans, past due 90 days or greater for which interest was accruing. Accrued interest on guaranteed student loans is subject to the guaranty and is payable under the claim to the time the claim is satisfied.

	September 30, 2014	December 31, 2013
Commercial and industrial	$2,869	$2,386
Commercial real estate	2,534	883
Residential real estate	1,396	553
Consumer	130	—

Total nonaccrual loans	$6,929	$3,822
Other real estate owned	1,283	199

Total nonperforming assets	$8,212	$4,021

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

For loans classified as TDRs, the company further evaluates the loans as performing or nonperforming. If at the time of restructure the loan is on accrual status, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms. A modified loan will be classified as nonaccrual, if the loan becomes 90 days delinquent, or when collectability is in doubt. TDRs originally considered nonaccrual will be classified as nonperforming, but may be classified as performing TDRs, if subsequent to restructure the loan experiences payment performance according to the restructured terms for a consecutive six-month period and other required conditions are met.

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	September 30, 2014	December 31, 2013
Performing:
Commercial and industrial	$397	$1,030
Commercial real estate	—	908
Residential real estate	—	—
Consumer	—	—

Total performing TDRs	$397	$1,938

Nonperforming:
Commercial and industrial	$1,811	$1,940
Commercial real estate	12	17
Residential real estate	214	120
Consumer	—	—

Total nonperforming TDRs	$2,037	$2,077

Total TDRs	$2,434	$4,015

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	September 30, 2014
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	6	$1,086	$1,122	$2,208
Commercial real estate	1	—	12	12
Residential real estate	2	88	126	214
Consumer	—	—	—	—

Total TDRs	9	$1,174	$1,260	$2,434

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

	December 31, 2013
	Number of Loans Modified	Rate Modification (1)	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,159	$1,812	$2,971
Commercial real estate	3	908	17	925
Residential real estate	1	—	119	119
Consumer	—	—	—	—

Total TDRs	12	$2,067	$1,948	$4,015

(1)	Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date.

During the three months ended September 30, 2014, there were no loans identified as TDRs. During the nine months ended September 30, 2014, the company identified one loan as a TDR, which totaled $88 thousand and is included in the tables above.

Note 7. Goodwill and Other Intangible Assets

As part of the purchase price allocation of consideration paid in the CVB Acquisition, the company recorded an estimated fair value amount of $930 thousand of core deposit intangibles. Core deposit intangible assets are being amortized over a 10-year period on a straight-line basis.

The following table presents goodwill and other intangible assets as of the dates stated:

	September 30, 2014	December 31, 2013
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$3,710
Accumulated amortization	(1,371)	(1,075)

Net core deposit intangibles	3,269	2,635

Unamortizable goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$16,258	$15,624

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2014	$114
2015	458
2016	458
2017	458
2018	458
Thereafter	1,323

Total	$3,269

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	September 30, 2014	December 31, 2013
Noninterest-bearing demand deposits	$129,742	$116,083
Interest-bearing:
Demand and money market	327,459	243,372
Savings deposits	10,011	4,785
Time deposits of $100,000 or more	214,064	146,834
Other time deposits	85,248	58,124

Total deposits	$766,524	$569,198

Note 9. Derivatives

Cash Flow Hedges

The company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. The company is a party to three interest rate swap agreements. Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without exchange of the underlying notional amount of $20 million. Pursuant to the other agreements, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning at a specified future date without exchange of underlying notional amounts of $17.5 million. As of September 30, 2014, the company’s three interest rate swaps were designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three- and nine-month periods ended September 30, 2014 and 2013, the ineffective portion was insignificant. The amount reported in AOCI as of September 30, 2014 was a loss of $97 thousand, net of a tax benefit of $50 thousand. As of September 30, 2014, a liability of $165 thousand was recorded in other liabilities on the consolidated balance sheet related to these derivatives.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of September 30, 2014, $569 thousand was recorded in other assets and $584 thousand was recorded in other liabilities related to non-designated hedges. For the three-month periods ended September 30, 2014 and 2013, $30 thousand and $98 thousand of income, respectively, were recorded in net income related to non-designated hedges. For the nine-month periods ended September 30, 2014 and 2013, $68 thousand and $145 thousand of income, respectively, were recorded in net income related to non-designated hedges.

Additionally, the company has minimum collateral requirements with its counterparties for both cash flow hedges and non-hedge derivatives, and as of September 30, 2014, $1.1 million has been pledged as collateral under the agreements, as the valuation of these derivatives has surpassed the contractually specified minimum transfer amount of $250 thousand. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Note 10. Bank Owned Life Insurance

The Bank holds bank owned life insurance (“BOLI”), which is life insurance purchased by the Bank on a chosen group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in noninterest income on the statements of operations. The Bank has rights under the insurance contracts to redeem them for book value at any time. As of September 30, 2014, the company had $14.0 million of BOLI recorded in its consolidated balance sheets, of which $4.1 million was acquired in the CVB Acquisition.

Note 11. Income Taxes

Net deferred tax assets as of September 30, 2014 and December 31, 2013 were $6.2 million and $4.3 million, respectively. The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	For the Nine Months Ended		For the Year Ended
	September 30, 2014		December 31, 2013
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$432	34.00%	$1,037	34.00%
Meals and entertainment	10	0.80%	9	0.31%
Share-based compensation	52	4.13%	86	2.80%
Transaction-related expenses	147	11.60%	—	0.00%
Tax exempt income	(98)	-7.68%	(67)	-2.21%
Other	21	1.52%	—	0.00%

Income tax expense reported	$564	44.37%	$1,065	34.90%

Note 12. Earnings per Common Share

The following tables summarize basic and diluted earnings per common share calculations for the periods stated. Weighted average shares outstanding for the calculation of basic earnings per share include vested restricted stock units.

	For the Three Months Ended September 30,
	2014	2013
Net income	$657	$748
Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$636	$727

Weighted average shares outstanding, basic	12,124	10,499
Dilutive shares	187	69

Weighted average shares outstanding, diluted	12,311	10,568

Earnings per common share, basic	$0.05	$0.07

Earnings per common share, diluted	$0.05	$0.07

	For the Nine Months Ended September 30,
	2014	2013
Net income	$707	$1,718
Preferred stock dividend	(63)	(63)

Net income available to common shareholders	$644	$1,655

Weighted average shares outstanding, basic	11,037	10,495
Dilutive shares	146	40

Weighted average shares outstanding, diluted	11,183	10,535

Earnings per common share, basic	$0.06	$0.16

Earnings per common share, diluted	$0.06	$0.16

Note 13. Share Repurchase Program

In July 2013, the company’s board of directors authorized a share repurchase program permitting the company to repurchase in the open market or otherwise up to 210,000 shares of the company’s outstanding common stock. The authorization has no time limit. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time.

The company repurchased the following shares of common stock pursuant to the repurchase program for the periods stated. The repurchases were made using available cash resources and occurred in the open market.

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Shares of common stock repurchased	—	43,900
Total price paid for common stock repurchased	$—	$265
Average price paid per common share	$—	$6.04

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

Note 15. Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (“SERP”). The SERP provides for the payment of supplemental retirement benefits to three former CVB executives. Benefits under the SERP accrue over the service period of the employees; however, upon a change of control, the employees become fully vested in the retirement benefit, and there is no future service obligation. The CVB Acquisition constituted a change of control; therefore, all benefits to the employees became fully vested and payments may begin six months following the employee’s termination, as defined by the SERP. One former CVB employee is currently receiving payments under the SERP. As of September 30, 2014, the company paid $16 thousand of benefits to this employee and the company expects to pay an additional $23 thousand to this employee through December 31, 2014. As of September 30, 2014, a $2.3 million liability was recorded on the company’s consolidated balance sheet related to the SERP. A discount rate of 4% was used in determining the SERP liability.

The SERP also required upon a change of control that a grantor trust (rabbi trust) be established as a source of funds to pay benefits under the SERP. As of September 30, 2014, $2.0 million in cash was held in the rabbi trust and is recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 16. Senior Term Loan

On September 30, 2014, the company entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). The company borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014 and has the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015. The term loans are repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in quarterly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement will bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured but the Lender has the benefit of a negative pledge on all of the outstanding capital stock of the company’s wholly-owned subsidiary, Xenith Bank.

The Credit Agreement contains financial covenants that require (1) the company to be, and to cause the Bank to be, “well capitalized” as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of September 30, 2014, the company and the Bank, as applicable, were in compliance with these financial covenants.

Note 17. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, as part of the Small Business Lending Fund (“SBLF”) of the U.S. Department of Treasury (“U.S. Treasury”), the company issued and sold 8,381 shares of non-cumulative perpetual preferred stock to the Secretary of the U.S. Treasury (the “SBLF Preferred Stock”) for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF purchase agreement) by the Bank with the lowest rate of 1%. For the three-month periods ended September 30, 2014 and 2013, the company’s dividend was $21 thousand, representing an effective dividend rate of 1% for both periods. For the nine-month periods ended September 30, 2014 and 2013, the company’s dividend was $63 thousand, representing an effective dividend rate of 1% for both periods.

Note 18. Commitment and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	September 30, 2014	December 31, 2013
Commercial lines of credit	$121,183	$74,419
Commercial real estate	67,347	44,324
Residential real estate	11,610	7,183
Consumer	2,315	481
Letters of credit	7,725	6,796

Total commitments	$210,180	$133,203

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of September 30, 2014, the Bank had invested $650 thousand. An additional $350 thousand will be funded at the request of the general partner of the partnership.

Note 19. Fair Value Measurements

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

Impaired loans:

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2014, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 and December 31, 2013, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of September 30, 2014 Using
	September 30, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Agencies	$4,969	$—	$4,969	$—
Mortgage-backed securities
- Fixed rate	47,469	—	47,469	—
- Variable rate	4,375	—	4,375	—
Municipals	5,891	—	5,891	—
Collateralized mortgage obligations	12,039	—	12,039	—
Cash flow hedge - asset	—	—	—	—
Cash flow hedge - liability	(165)	—	(165)	—
Interest rate derivative - asset	569	—	569	—
Interest rate derivative - liability	(584)	—	(584)	—
Assets measured on a nonrecurring basis:
Impaired loans	9,305	—	—	9,305
Other real estate owned	1,283	—	—	1,283

		Fair Value Measurements as of December 31, 2013 Using
	December 31, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,337	$—	$45,337	$—
- Variable rate	4,852	—	4,852	—
Municipals
- Taxable	8,970	—	8,970	—
- Tax exempt	1,573	—	1,573	—
Collateralized mortgage obligations	8,453	—	8,453	—
Cash flow hedge - asset	192	—	192	—
Cash flow hedge - liability	(191)	—	(191)	—
Interest rate derivative - asset	135	—	135	—
Interest rate derivative - liability	(113)	—	(113)	—
Assets measured on a nonrecurring basis:
Impaired loans	11,041	—	—	11,041
Other real estate owned	199	—	—	199

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	September 30, 2014		Fair Value Measurements as of September 30, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$20,665	$20,665	$20,665	$—	$—
Federal funds sold	6,826	6,826	—	6,826	—
Securities available for sale	74,743	74,743	—	74,743	—
Securities held to maturity	9,281	9,515	—	9,515	—
Loans, net	738,809	741,747	—	—	741,747
Interest rate derivative	569	569	—	569	—
Accrued interest receivable	4,216	4,216	—	4,216	—
Other assets	1,991	1,991	1,991	—	—
Financial liabilities:
Cash flow hedge	$165	$165	$—	$165	$—
Interest rate derivative	584	584	—	584	—
Borrowings	32,000	32,000	—	32,000	—
Deposits	766,524	765,521	—	765,521	—
Accrued interest payable	288	288	—	288	—

	December 31, 2013		Fair Value Measurements as of December 31, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$24,944	$24,944	$24,944	$—	$—
Federal funds sold	5,749	5,749	—	5,749	—
Securities available for sale	69,185	69,185	—	69,185	—
Loans, net	536,500	537,595	—	—	537,595
Cash flow hedge	192	192	—	192	—
Interest rate derivative	135	135	—	135	—
Accrued interest receivable	2,403	2,403	—	2,403	—
Financial liabilities:
Cash flow hedge	$191	$191	$—	$191	$—
Interest rate derivative	113	113	—	113	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	569,198	568,775	—	568,775	—
Accrued interest payable	215	215	—	215	—

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

Note 20. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). The data presented as of September 30, 2014 and for the three and nine-month periods ended September 30, 2014 and 2013 is derived from our unaudited interim financial statements and includes, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2013 is derived from our audited financial statements as of and for the year ended December 31, 2013, which is included in the 2013 Form 10-K.

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

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. The Bank also has a loan production office in York County, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches now operate under the name Xenith Bank. We acquired the two branches in Gloucester and the loan production office in the acquisition of Colonial Virginia Bank (“CVB”) on June 30, 2014, which is further discussed below. The acquired CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time. As of September 30, 2014, we had total assets of $910.2 million, total loans, net of our allowance for loan and lease losses, of $738.8 million, total deposits of $766.5 million, and shareholders’ equity of $105.7 million.

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

On September 25, 2014 and September 29, 2014 we issued and sold an aggregate of 880,000 shares of our common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million.

On September 30, 2014, we entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). We borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014, and have the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015.

We contributed a significant portion of the proceeds from both the sale of our common stock and borrowings under the Credit Agreement to the Bank as equity. We retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

In July 2013, our board of directors authorized a share repurchase program under which we may repurchase in the open market or otherwise up to 210,000 shares of our outstanding common stock. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. In the three months ended September 30, 2014, the company did not purchase any shares of its common stock. In the nine months ended September 30, 2014, the company purchased 43,900 shares of its common stock at an average price of $6.04.

During the second quarter of 2014, we determined that loans held pursuant to a warehouse lending program in which the Bank participates should be classified as loans held for investment on our consolidated balance sheets. Prior to the second quarter of 2014, these loans were classified as loans held for sale. All prior periods presented were revised to reflect this classification. The reclassification in prior periods does not affect reported earnings, total loans, total assets or total shareholders’ equity. The reclassification does affect amounts previously reported as cash flows provided by (used in) operating activities and cash flows provided by (used in) investing activities, as purchases and sales of loans held for sale are reported as cash flows from operating activities, whereas increases and decreases in loans held for investment are reported as cash flows from investing activities. We evaluated the effect of the incorrect presentation in prior periods and concluded that previously issued financial statements were not materially misstated.

In the third quarter of 2013, we began purchasing rehabilitated student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. We have an agreement with a third-party servicer of student loans that provides all day-to-day operational requirements for the servicing of these loans. As of September 30, 2014, guaranteed student loans were $90.0 million, which are classified as loans in our consolidated balance sheet. These loans carry a nearly 98% guaranty of principal and interest by a guarantee agency and are reinsured by the U.S. Department of Education.

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

The following tables present selected financial performance measures, for the dates stated:

	Three Months Ended September 30,
	2014	2013
Net interest margin (1)	3.90%	4.38%
Return on average assets (2)	0.29%	0.50%
Return on average common equity (3)	2.86%	3.78%
Efficiency ratio (4)	70%	74%

	Nine Months Ended September 30,
	2014	2013
Net interest margin (1)	3.59%	4.04%
Return on average assets (2)	0.12%	0.39%
Return on average common equity (3)	1.12%	2.88%
Efficiency ratio (4)	82%	80%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

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

Pursuant to the CVB Acquisition, the company acquired approximately $114.4 million of assets, including approximately $70.1 million in loans and assumed $103.9 million in liabilities, including approximately $101.0 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

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

Industry Conditions

The economy showed signs of improvement in the third quarter of 2014, with a slight decline in unemployment, an improvement in consumer confidence, and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for September 2014 was reported at 5.9%, a decline from 6.7% in December 2013. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the August 2014 unemployment rate was 6.3%, up from 6.2% at the end of 2013. More specifically, the unemployment rate in Virginia in May 2014 was 5.6%, based on data published by the Fifth District. Additionally as published by the Fifth District, in the last year, all industry sectors in the Fifth District grew except for the information and government sectors, which showed only a modest decline.

The Federal Open Market Committee (the “FOMC”) stated in an October 29, 2014 release that growth in economic activity is expanding at a moderate pace, and labor market conditions improved, with the unemployment rate continuing to decline. The FOMC stated household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow.

In the October release, the FOMC stated it has decided to conclude its asset purchase program this month as the FOMC continues to see sufficient underlying strength in the broader economy to support ongoing progress toward maximum employment in a context of price stability. The FOMC reaffirmed its view that the current 0 to  1⁄4% target range for the federal funds rate remains appropriate to support continued progress toward maximum employment and price stability. In determining how long to maintain this target range, the FOMC stated it will assess progress (both realized and expected) toward its objectives of maximum employment and 2% inflation. The FOMC currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2014, net income was $657 thousand compared to net income of $748 thousand for the three months ended September 30, 2013. Income before income tax expense was $1.0 million for the three months ended September 30, 2014 compared to income before income tax expense of $1.2 million for the same period in 2013. In the three months ended September 30, 2014, pretax income included $566 thousand of costs related to the CVB Acquisition.

For the nine months ended September 30, 2014, net income was $707 thousand compared to net income of $1.7 million for the nine months ended September 30, 2013. Income before income tax expense was $1.3 million for the nine months ended September 30, 2014 compared to $2.6 million for the same period in 2013. In the nine months ended September 30, 2014, pretax income included $1.2 million of costs related to the CVB Acquisition and a $205 thousand charge related to an unauthorized automated clearing house (“ACH”) transaction discussed below.

In the second quarter of 2014, the Bank experienced a $205 thousand loss resulting from an unauthorized ACH transaction originated on our on-line banking platform, which was recorded in pretax income. This unauthorized activity is under investigation by relevant authorities, and we are pursuing recovery of the loss under our insurance policies. We cannot predict the outcome or timing of a recovery, if any, and as such, any recovery will be recognized in the period of receipt.

Income tax expense in the three months ended September 30, 2014 was $347 thousand, or an effective tax rate of 35%. Income tax expense in the nine months ended September 30, 2014 was $564 thousand, or an effective tax rate of 44%. Income tax expense in the three and nine months ended September 30, 2014 reflects the non-deductibility of a portion or our CVB Acquisition-related costs.

The following tables present our net income and earnings per common share information for the periods stated:

	Three Months Ended September 30,
	2014	2013
Net income	$657	$748

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$636	$727

Earnings per common share, basic and diluted	$0.05	$0.07

	Nine Months Ended September 30,
	2014	2013
Net income	$707	$1,718

Preferred stock dividend	(63)	(63)

Net income available to common shareholders	$644	$1,655

Earnings per common share, basic and diluted	$0.06	$0.16

Net Interest Income

For the three months ended September 30, 2014, net interest income was $8.1 million compared to $6.1 million for the three months ended September 30, 2013. Higher net interest income in the 2014 period was primarily due to higher average balances of loans, including guaranteed student loans, and lower costs of deposits, partially offset by lower yields on loans and higher average balances of deposits. Higher average balances of loans, which increased $247.8 million, and deposits, which increased $261.7 million, were partially due to the addition of $70.1 million in loans and $101.0 million in deposits acquired in the CVB Acquisition on June 30, 2014. As presented in the table below, our net interest margin for the three-month period ended September 30, 2014 was 3.90%, a 48 basis point decrease from 4.38% for the same period in 2013. Excluding the effect of purchase accounting adjustments, net interest margin declined 26 basis points for the three-month period ended September 30, 2014 compared to the same period of 2013. The continued low interest rate environment and competition for quality borrowers have put pressure on our asset yields and net interest margin. Higher balances of guaranteed student loans have also negatively affected our net interest margin, as these loans earn lower yields than our originated and acquired loans; however, we believe these loans, which carry a federal guaranty and reprice quarterly, offer attractive risk-adjusted returns.

Average interest-earning assets increased $279.2 million, while related interest income increased $2.5 million, for the three-month period ended September 30, 2014 compared to the same period in 2013. Of the increase in average interest-earning assets, approximately 33% of the growth was due to the CVB Acquisition and 32% of the growth was due to our investment in guaranteed student loans; the remainder was due primarily to growth in loans held for investment.

Average interest-bearing liabilities increased $261.5 million, while related interest expense increased $459 thousand, for the three-month period ended September 30, 2014 compared to the same period in 2013. Of the growth in our interest bearing liabilities, approximately 39% was due to the CVB Acquisition. Yields on interest-earning assets decreased 46 basis points to 4.52%, and costs of interest-bearing liabilities decreased 4 basis points to 0.77%, when comparing the three-month period ended September 30, 2014 to the same period in 2013. Average interest-earning assets as a percentage of total assets were 92.5% for the three-month period ended September 30, 2014, a decline from 92.8% for the same period in 2013.

For the nine months ended September 30, 2014, net interest income was $19.3 million compared to $16.6 million for the nine months ended September 30, 2013. Higher net interest income was primarily due to higher average balances of loans, including guaranteed student loans, and lower costs of interest-bearing deposits, partially offset by lower yields on loans held for investment and higher average balances of deposits. Also in the nine-month period ended September 30, 2014, lower accretion on loans negatively affected yields and net interest margin, as further discussed below. As presented in the table below, net interest margin for the nine months ended September 30, 2014 was 3.59%, a 45 basis point decrease from 4.04% for the same period in 2013. Competitive pressures and the low interest rate environment also negatively affected our net interest margin in the nine month period of 2014.

Average interest-earning assets increased $171.9 million, and related interest income increased $3.3 million, for the nine-month period ended September 30, 2014 compared to the same period in 2013. Average interest-bearing liabilities increased $155.8 million, and related interest expense increased $497 thousand, for the nine-month period ended September 30, 2014 compared to the same period in 2013. Yields on interest-earning assets decreased 51 basis points to 4.16%, and costs of interest-bearing liabilities decreased 12 basis points to 0.74%, when comparing the nine-month period ended September 30, 2014 to the same period in 2013. Average interest-earning assets as a percentage of total assets was 93.3% for the nine-month period ended September 30, 2014 compared to 94.1% for the same period in 2013.

Our loan portfolios acquired in the merger with First Bankshares, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. The preliminary estimated fair value adjustment (for credit and interest rates) on the loans acquired in the CVB Acquisition, as of September 30, 2014, was $3.0 million and is subject to change, as we finalize our analysis of the loan portfolio.

Loan discount accretion was $1.3 million for the three months ended September 30, 2014 compared to $1.1 million for the same period ended September 30, 2013. For the nine-month periods ended September 30, 2014 and 2013, loan discount accretion was $1.5 million and $2.1 million, respectively.

The following tables present the effect of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended September 30,
	2014	2013
Net interest margin	3.90%	4.38%
Purchase accounting adjustments impact (1)	0.61%	0.83%
Net interest margin excluding the impact of purchase accounting adjustments	3.29%	3.55%

	Nine Months Ended September 30,
	2014	2013
Net interest margin	3.59%	4.04%
Purchase accounting adjustments impact (1)	0.29%	0.53%
Net interest margin excluding the impact of purchase accounting adjustments	3.30%	3.51%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans.

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
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (10)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$20,202	$6,691	0.26%	0.22%	$13	$4	$9	$—	$9
Interest-earning deposits	21,208	14,145	0.32%	0.21%	17	8	9	4	5
Investments	87,995	77,180	2.24%	2.10%	493	405	88	29	59
Guaranteed student loans, gross	92,064	3,418	3.23%	2.38%	743	20	723	10	713
Loans held for investment, gross (3) (9)	611,945	452,768	5.33%	5.71%	8,149	6,461	1,688	(456)	2,144

Total interest-earning assets	833,414	554,202	4.52%	4.98%	9,415	6,898	2,517	(413)	2,930

Allowance for loan and lease losses	(6,357)	(3,304)
Noninterest-earning assets:
Cash and due from banks	18,551	8,252
Premises and fixed assets	8,183	5,244
Other assets	46,746	33,082

Total noninterest-earning assets	73,480	46,579

Total assets	$900,537	$597,476

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$35,449	$20,705	0.18%	0.28%	$16	$15	$1	$(7)	$8
Savings and money market deposits	311,220	218,363	0.70%	0.55%	543	302	241	92	149
Time deposits	303,114	148,991	0.84%	1.13%	637	419	218	(127)	345
Federal funds purchased and borrowed funds	21,884	22,084	1.74%	1.74%	95	96	(1)	(0)	(1)

Total interest-bearing liabilities	671,667	410,143	0.77%	0.81%	1,291	832	459	(42)	501

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	122,023	97,452
Other liabilities	6,513	2,283

Total noninterest-bearing liabilities	128,536	99,735

Shareholders’ equity	100,334	87,598

Total liabilities and shareholders’ equity	$900,537	$597,476

Interest rate spread (4)			3.75%	4.17%

Net interest income (5)					$8,124	$6,066	$2,058	$(371)	$2,429

Net interest margin (6)			3.90%	4.38%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income from loans held for investment in 2014 and 2013 includes $1,252 thousand and $1,144 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.
(10)	Interest expense on time deposits in 2014 is reduced by $19 thousand related to fair value adjustments related to the merger with Colonial Virginia Bank.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Nine Months Ended September 30,
							2014 vs. 2013
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (10)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$12,309	$4,563	0.24%	0.22%	$22	$8	$14	$—	$14
Interest-earning deposits	15,900	29,726	0.31%	0.28%	37	61	(24)	6	(30)
Investments	77,761	67,192	2.29%	2.03%	1,333	1,022	311	139	172
Guaranteed student loans, gross	92,857	1,152	3.24%	2.36%	2,256	20	2,236	11	2,225
Loans held for investment, gross (3) (9)	520,433	444,742	4.82%	5.42%	18,817	18,079	738	(2,132)	2,870

Total interest-earning assets	719,260	547,375	4.16%	4.67%	22,465	19,190	3,275	(1,976)	5,251

Allowance for loan and lease losses	(5,784)	(4,452)
Noninterest-earning assets:
Cash and due from banks	12,802	6,195
Premises and fixed assets	6,072	5,353
Other assets	38,969	27,443

Total noninterest-earning assets	57,843	38,991

Total assets	$771,319	$581,914

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$30,821	$16,840	0.18%	0.26%	$43	$33	$10	$(12)	$22
Savings and money market deposits	251,899	228,188	0.61%	0.59%	1,148	1,002	146	39	107
Time deposits	256,207	141,695	0.85%	1.23%	1,637	1,305	332	(489)	821
Federal funds purchased and borrowed funds	24,642	21,078	1.58%	1.79%	291	282	9	(36)	45

Total interest-bearing liabilities	563,569	407,801	0.74%	0.86%	3,119	2,622	497	(498)	995

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	110,521	83,954
Other liabilities	4,371	2,274

Total noninterest-bearing liabilities	114,892	86,228

Shareholders’ equity	92,858	87,885

Total liabilities and shareholders’ equity	$771,319	$581,914

Interest rate spread (4)			3.42%	3.81%

Net interest income (5)					$19,346	$16,568	$2,778	$(1,478)	$4,256

Net interest margin (6)			3.59%	4.04%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable equivalent basis.
(8)	Interest income from loans held for investment in 2014 and 2013 includes $1,530 thousand and $2,143 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.
(10)	Interest expense on time deposits in 2014 is reduced by $19 thousand related to fair value adjustments related to the merger with Colonial Virginia Bank.

Provision for Loan and Lease Losses

For the three months ended September 30, 2014, our provision for loan and lease losses was $1.6 million compared to $497 thousand for the same period of 2013. For the nine months ended September 30, 2014, provision expense was $2.4 million compared to $913 thousand for the same period of 2013. Higher loan loss provision in the 2014 periods was primarily due to greater loan growth, including the addition of guaranteed student loans late in the third quarter of 2013. During the second quarter of 2014, we analyzed our guaranteed student loan portfolio for the migration of past due accounts and the probability of default of such accounts, and as a result, have increased provision expense for the unguaranteed portion of these loans due to greater than expected past due loans in this portfolio. Additionally, as a result of a comment received in our most recent regulatory examination, we charged off a portion of our guaranteed student loans, which is discussed in “Financial Condition—Allowance for Loan and Lease Losses” below. The acceleration of this charge-off resulted in additional provision expense in the third quarter of 2014. In the three and nine months ended September 30, 2014, provision expense for guaranteed student loans was $1.1 million and $1.6 million, respectively.

Noninterest Income

For the three months ended September 30, 2014, noninterest income was $357 thousand compared to $345 thousand for the same period of 2013. Greater noninterest income in the 2014 period compared to the 2013 period was primarily due to higher service charges and fees on deposit accounts, partially offset by lower income from derivatives.

For the nine months ended September 30, 2014, noninterest income was $938 thousand compared to $1.4 million for the nine months ended September 30, 2013. In the 2014 period, service charges and fees on deposits were $107 thousand higher than in the 2013 period. The 2014 period also included a $152 thousand increase in earnings from bank owned life insurance (“BOLI”). We invested in BOLI in the second quarter of 2013 and acquired additional BOLI in the CVB Acquisition. In the 2013 period, noninterest income included a gain of $361 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition and higher gains on the sale of securities ($252 thousand) compared to the 2014 period.

In the nine months ended September 30, 2014, we recorded a bargain purchase gain of $42 thousand on the allocation of the purchase price to assets acquired and liabilities assumed in the CVB Acquisition, a portion of which was recorded in the third quarter. The amount of bargain purchase gain is subject to change, as we finalize the estimated fair value adjustments required under purchase accounting. Any adjustment to the bargain purchase gain will be recorded in the period(s) in which purchase accounting adjustments are finalized.

Noninterest Expense

For the three-month period ended September 30, 2014, noninterest expense was $5.9 million, a $1.1 million increase from $4.8 million for the same period of 2013. Noninterest expense in the 2014 period included $566 thousand of costs related to the CVB Acquisition, of which $298 thousand was for severance benefits for former CVB employees. The remaining acquisition-related costs were primarily for professional fees and technology expenses.

For the nine-month period ended September 30, 2014, noninterest expense was $16.6 million, a $2.2 million increase from $14.4 million for the same period of 2013. Noninterest expense in the 2014 period included $1.2 million of costs related to the CVB Acquisition, and the $205 thousand loss incurred on the unauthorized ACH transaction recorded as other noninterest expense on our consolidated statements of operations. Of the $1.2 million acquisition-related costs, $298 thousand was for severance benefits for the former CVB employees, $520 thousand was for professional fees, and $305 thousand was for technology; the remainder was recorded in other expense.

Noninterest expenses for the three- and nine-month periods ended September 30, 2014 include $152 thousand and $476 thousand, respectively, of expenses related to the servicing of our guaranteed student loans, which we began purchasing late in the third quarter of 2013.

Income Taxes

For the three months ended September 30, 2014 and 2013, income tax expense was $347 thousand and $403 thousand, respectively. For the nine months ended September 30, 2014 and 2013, income tax expense was $564 thousand and $925 thousand, respectively. Income tax expense and our effective tax rate in the 2014 periods reflect the non-deductibility of certain transaction costs related to the CVB Acquisition. Our net deferred tax asset as of September 30, 2014 and December 31, 2013 was $6.2 million and $4.3 million, respectively. Our net deferred tax asset as of September 30, 2014 included $1.9 million due to the CVB Acquisition, of which $841 thousand resulted from the allocation of purchase consideration, and the remainder was the net deferred tax asset of CVB at June 30, 2014.

BUSINESS COMBINATION

The CVB Acquisition was accounted for in accordance with FASB ASC Topic 805, “Business Combinations”, whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014. Fair value estimates were based on our assessment of the best information available as of the acquisition date and are subject to change. The final determination of estimated fair values of assets and liabilities will be made when all necessary information becomes available, and we have completed our analysis.

The following table presents the preliminary allocation of the consideration received to the assets acquired and liabilities assumed in the CVB Acquisition as of the acquisition date. Our preliminary allocation resulted in a bargain purchase gain of $42 thousand.

Fair value of assets acquired:
Cash and cash equivalents	$12,560
Securities available for sale	17,439
Loans	70,051
Premises and equipment	3,338
Other real estate owned	1,186
Core deposit intangible	930
Accrued interest receivable	318
Deferred tax asset	1,898
Bank owned life insurance	4,054
Other assets	2,658

Total assets	$114,432

Fair value of liabilities assumed:
Deposits	$100,985
Accrued interest payable	39
Supplemental executive retirement plan	2,277
Other liabilities	599

Total liabilities	$103,900

Net identifiable assets acquired	$10,532

Consideration:
Company’s common shares issued	1,618,186
Purchase price per share (1)	$6.40

Value of common stock issued	10,356
Estimated fair value of stock options	133
Cash in lieu of fractional shares	1

Total consideration	$10,490

Bargain purchase gain	$42

(1)	The value of the shares of common stock exchanged for shares of CVB common stock was based upon the closing price of the company’s common stock at June 27, 2014, the last trading day prior to the date of completion of the CVB Acquisition.

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

	September 30, 2014
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Agencies	$4,938	$4,969	1.02	2.26%
Mortgage-backed securities
- Fixed rate	47,434	47,469	3.99	2.03%
- Variable rate	4,280	4,375	5.29	1.31%
Municipals - fixed rate
- Taxable	850	849	4.59	1.83%
- Tax exempt (1)	5,012	5,043	5.28	3.14%
Collateralized mortgage obligations - fixed rate	12,103	12,039	3.77	2.12%

Total securities available for sale	74,617	74,743	3.93	2.09%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,281	9,515	8.48	3.39%

Total securities held to maturity	9,281	9,515	8.48	3.39%

Total securities	$83,898	$84,258	4.43	2.25%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

	December 31, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,693	$45,338	4.54	2.09%
- Variable rate	4,903	4,852	4.20	1.68%
Municipals - fixed rate
- Taxable	9,810	8,970	9.23	2.71%
- Tax exempt (1)	1,634	1,573	8.12	2.95%
Collateralized mortgage obligations - fixed rate	8,940	8,452	4.01	2.18%

Total securities available for sale	$70,980	$69,185	5.16	2.17%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated.

	September 30, 2014
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Agencies	$—	—	$—	—	$3,990	1.94%	$979	3.58%	$4,969	2.26%
Mortgage-backed securities
- Fixed rate	—	—	19	2.47%	25,278	1.88%	22,172	2.20%	47,469	2.03%
- Variable rate	—	—	—	—	—	—	4,375	1.31%	4,375	1.31%
Municipals - fixed rate
- Taxable			549	1.56%	299	2.32%	—	—	848	1.83%
- Tax exempt (1)	307	1.00%	—	—	1,637	1.95%	3,099	2.25%	5,043	3.14%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	12,039	2.12%	12,039	2.12%

Total securities available for sale	307		568		31,204		42,664		74,743

Securities held to maturity:
Municipals - fixed rate
- Taxable	—	—	—	—	8,532	3.31%	983	4.12%	9,515	3.39%

Total securities held to maturity	—		—		8,532		983		9,515

Total securities	$307	1.00%	$568	1.59%	$39,736	2.20%	$43,647	2.17%	$84,258	2.24%

(1)	Yields on tax-exempt securities are calculated on a tax equivalent basis.

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	September 30, 2014
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Mortgage-backed securities
- Federal National Mortgage Association	$40,691	$40,880	38.5%
Municipals	10,592	10,760	10.02%

Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated. In the second quarter of 2014, loans previously reported as loans held for sale were reclassified as loans held for investment for the periods presented. See Note 2—Basis of Presentation—Revised Financial Statements in Part 1, Item 1, “Financial Statements” in this Form 10-Q for more information of the reclassification.

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$340,359	45.73%	$249,687	46.08%
Commercial real estate	261,392	35.12%	172,711	31.88%
Residential real estate	42,764	5.74%	22,004	4.06%
Consumer	9,483	1.27%	3,191	0.59%
Guaranteed student loans	89,956	12.08%	94,028	17.36%
Overdrafts	424	0.06%	184	0.03%

Total loans	$744,378	100.00%	$541,805	100.00%
Allowance for loan and lease losses	(5,569)		(5,305)

Total loans, net of allowance	$738,809		$536,500

Loans, net of allowance for loan losses, increased $202.3 million from $536.5 million as of December 31, 2013 to $738.8 million as of September 30, 2014. This increase included $70.1 million of loans acquired in the CVB Acquisition. As of September 30, 2014, loan balances from our participation in a mortgage warehouse lending program increased to $63.5 million compared to $3.4 million at December 31, 2013, as mortgage financing activity for the national bank with which the company participates has increased. As of September 30, 2014, guaranteed student loan balances were $90.0 million, and we believe these balances will decline by approximately $20 million by year-end 2014 as claims filed pursuant to the government guaranty have been made.

The following tables provide the maturity analysis of our loans as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	September 30, 2014
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$160,552	$109,208	$15,169	$124,377	$41,724	$10,813	$52,537	$337,466
Commercial real estate (2)	67,203	98,804	49,896	148,700	37,678	5,278	42,956	258,859
Residential real estate (3)	5,597	7,274	21,994	29,268	5,164	1,339	6,503	41,368
Consumer (4)	6,644	115	1,102	1,217	1,456	36	1,492	9,353
Guaranteed student loans	46	1,039	88,871	89,910	—	—	—	89,956
Overdrafts	424	—	—	—	—	—	—	424

Total loans	$240,466	$216,440	$177,032	$393,472	$86,022	$17,466	$103,488	$737,426

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans and $1.5 million in nonaccrual variable-rate loans.
(2)	Excludes $1.8 million in nonaccrual fixed-rate loans and $764 thousand in nonaccrual variable-rate loans.
(3)	Excludes $170 thousand in nonaccrual fixed-rate loans and $1.2 million in nonaccrual variable-rate loans.
(4)	Excludes $6 thousand in nonaccrual fixed-rate loans and $123 thousand in nonaccrual variable-rate loans.

	December 31, 2013
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$102,663	$79,277	$9,980	$89,257	$43,496	$8,522	$52,018	$243,938
Commercial real estate (2)	57,749	78,167	8,489	86,656	23,029	4,394	27,423	171,828
Residential real estate (3)	6,994	3,615	5,006	8,621	5,355	481	5,836	21,451
Consumer	2,242	319	69	388	559	2	561	3,191
Guaranteed student loans	30	1,247	92,751	93,998	—	—	—	94,028
Overdrafts	185	—	—	—	—	—	—	185

Total loans	$169,863	$162,625	$116,295	$278,920	$72,439	$13,399	$85,838	$534,621

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $874 thousand in nonaccrual variable-rate loans.
(2)	Excludes $384 thousand in nonaccrual fixed-rate loans and $499 thousand in nonaccrual variable-rate loans.
(3)	Excludes $119 thousand in nonaccrual fixed-rate loans and $434 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 57.1% of our loan portfolio at September 30, 2014 and 47.9% at December 31, 2013. The percentage as of September 30, 2014 reflects the loans acquired in the CVB Acquisition. Commercial real estate (“CRE”) loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets, offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

Our allowance for loan and lease losses does not include amounts for loan losses on loans held pursuant to the mortgage warehouse lending program. Loans pursuant to this program are to mortgage originators that seek funding to facilitate the origination of residential mortgage loans for sale in the secondary market and are generally held for less than 30 days. We sub-participate in this lending program with a national bank (the participating bank), which has experienced negligible losses from this lending activity.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	September 30, 2014		December 31, 2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$2,006	45.73%	$2,148	46.08%
Commercial real estate	3,309	35.12%	2,756	31.88%
Residential real estate	187	5.74%	194	4.06%
Consumer	12	1.33%	12	0.59%
Guaranteed student loans	55	12.08%	195	17.36%

Total allowance for loan and lease losses	$5,569	100.00%	$5,305	100.00%

The following tables present the activity in the allowance for loan and lease losses for the dates stated:

	For the Three Months Ended September 30,
	2014	2013
Balance at beginning of period	$6,016	$4,882
Charge-offs:
Commercial and industrial	30	50
Commercial real estate	—	136
Residential real estate	136	14
Consumer	—	—
Guaranteed student loans	1,741	—
Overdrafts	6	4

Total charge-offs	1,913	204

Recoveries:
Commercial and industrial	2	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	3	—

Total recoveries	5	—

Net charge-offs	1,908	204

Provision for loan and lease losses	1,560	497
Amount for unfunded commitments	(108)	(46)
Other (1)	9	—

Balance at end of period	$5,569	$5,129

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	For the Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$5,305	$4,875
Charge-offs:
Commercial and industrial	30	51
Commercial real estate	—	506
Residential real estate	171	39
Consumer	—	—
Guaranteed student loans	1,741	—
Overdrafts	20	6

Total charge-offs	1,962	602

Recoveries:
Commercial and industrial	3	—
Commercial real estate	4	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	4	1

Total recoveries	11	1

Net charge-offs	1,951	601

Provision for loan and lease losses	2,390	913
Amount for unfunded commitments	(118)	(58)
Other (1)	(57)	—

Balance at end of period	$5,569	$5,129

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

During the third quarter of 2014 and as a result of a comment received in our most recent regulatory examination, we charged off that portion of our guaranteed student loans that was (1) not subject to federal government guaranty and (2) greater than 120 days past due and has a high probability of default. Probability of default was determined by recent loss migration analysis. Loans greater than 120 days past due continue to accrue interest as interest receivable is guaranteed until a claim against the guaranty, if any, is satisfied.

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

Pursuant to the merger with First Bankshares, the acquired loans were adjusted to estimated fair value with a discount of $7.6 million. The loans acquired in the Paragon Transaction and the VBB Acquisition were also adjusted to estimated fair value by recording a discount of $1.8 million and $14.0 million, respectively. As of September 30, 2014, we recorded a $3.0 million estimated fair value adjustment, for credit and interest rates, on the loans acquired in the CVB Acquisition.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC 310-30. We concluded that a portion of the loans acquired in the VBB Acquisition and the CVB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30.

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

The excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the period of expected cash flows from the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference. As of June 30, 2014, the date of the CVB Acquisition, we had $1.6 million of nonaccretable difference related to the credit-impaired loans acquired in the CVB Acquisition.

The following table presents our accretion activity for the periods presented. Additions in the period ended September 30, 2014 relate to the CVB Acquisition.

	September 30, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Additions	3,046	—
Accretion (1)	(1,530)	(2,644)
Disposals (2)	(51)	(1,048)
Other (3)	66	—

Balance at end of period	$5,972	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2014 and December 31, 2013, there were no loans, other than guaranteed student loans, 90 days or greater past due with respect to principal and interest for which interest was accruing. The federal guaranty on our guaranteed student loans covers both principal and interest accrued to the date a claim is paid under the guaranty.

As of September 30, 2014 and December 31, 2013, we had $1.3 million and $199 thousand, respectively, in OREO. We acquired $1.2 million of OREO in the CVB Acquisition. OREO valuations are evaluated periodically, and any necessary valuation allowance to carry the asset at its fair value is recorded as a charge to net income. In the nine months ended September 30, 2014, we recorded a $39 thousand valuation allowance and charge to income for two properties to reflect their net carrying values at estimated fair value.

The following table presents our nonperforming assets, including those acquired in the CVB Acquisition, and various performance ratios for the periods and as of the dates stated:

	September 30, 2014	December 31, 2013
Nonaccrual loans	$6,929	$3,822
Other real estate owned	1,283	199

Total nonperforming assets	$8,212	$4,021

Nonperforming assets as a percentage of total loans	1.10%	0.74%
Nonperforming assets as a percentage of total assets	0.90%	0.59%
Net charge-offs as a percentage of average loans	0.32%	0.20%
Allowance for loan and lease losses as a percentage of total loans	0.75%	0.98%
Allowance for loan and lease losses to nonaccrual loans	80.37%	138.78%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of September 30, 2014 totaled $766.5 million compared to deposits of $569.2 million at December 31, 2013. Demand deposits, including money market accounts, as of September 30, 2014, increased $97.7 million from balances at December 31, 2013, while time deposits increased $94.4 million over this period. We assumed $49.9 million of demand and money market accounts and $43.6 million of time deposits in the CVB Acquisition. As of September 30, 2014, $92.1 million of our deposits were in Insured Cash Sweep (“ICS”) accounts, Certificate of Deposit Account Registry Service accounts, and brokered time deposits, which we collectively refer to as brokered deposits. As of December 31, 2013, $71.3 million of our deposits were in ICS accounts and brokered time deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$110,521	—	$88,254	—
Interest-bearing deposits:
Demand and money market	275,081	0.57%	251,110	0.54%
Savings accounts	7,639	0.24%	4,535	0.29%
Time deposits $100,000 or greater	189,895	0.74%	95,490	1.01%
Time deposits less than $100,000	66,313	1.18%	57,374	1.36%

Total interest-bearing deposits	538,928	0.70%	408,509	0.76%

Total average deposits	$649,449	0.58%	$496,763	0.63%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of September 30, 2014:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$51,965	$27,483	$65,017	$69,600	$214,065	27.93%

Borrowings

The following table summarizes the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings for each of the periods stated:

	September 30, 2014				December 31, 2013
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Year-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$6,367	$930	0.63%	$—	$—	$247	0.58%
Other borrowings	—	16,000	3,668	0.39%	—	5,000	805	0.31%

Total short-term borrowings	$—	$22,367	$4,598	0.44%	$—	$5,000	$1,052	0.37%

We have one secured long-term borrowing with the FHLB in the amount of $20 million, which matures on September 28, 2015. The borrowing is a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The borrowing was a modification of a then-existing borrowing, and in connection with the modification in September 2011, we paid a fee of $533 thousand that is being recognized as interest expense over the remaining term of the borrowing.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. During the second quarter of 2013 and the first quarter of 2014, we entered into forward-starting swaps for notional amounts totaling $17.5 million, whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of the borrowings. The derivatives are designated as cash flow hedges, whereby the effective portion of the hedges is recorded in accumulated other comprehensive (loss) income. The amount reported in accumulated other comprehensive (loss) income as of September 30, 2014, related to these derivatives was an unrealized loss of $97 thousand, net of a tax benefit of $50 thousand. As of September 30, 2014, the ineffective portion of the derivatives was insignificant.

We have agreements with the counterparties to both our cash flow hedge and our non-hedge derivatives that contain a provision whereby, if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparties and, as of September 30, 2014, $1.1 million had been pledged as collateral under the agreements, as the valuation of these derivatives had surpassed the contractually specified minimum transfer amount of $250 thousand. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreements at termination value. As of September 30, 2014, a hedge liability of $165 thousand was recorded in other liabilities on our consolidated balance sheet related to the cash flow hedge derivatives.

For the nine-month period ended September 30, 2014, our effective interest rate on the $20 million FHLB borrowing, including the effect of the modification fee and cash flow hedge, was 1.82%.

On September 30, 2014, we borrowed $12 million upon the closing of the Credit Agreement. Pursuant to the Credit Agreement, we have the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015. The term loans are repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in quarterly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured but the lender has the benefit of a negative pledge on all of the outstanding capital stock of the company’s wholly-owned subsidiary, Xenith Bank.

The Credit Agreement contains financial covenants that require (1) the company to be, and to cause the Bank to be, “well capitalized” as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of September 30, 2014, the company and the Bank, as applicable, were in compliance with these financial covenants.

LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period ended September 30, 2014, cash and cash equivalents increased $3.2 million compared to an increase of $12.2 million in the same period in 2013. Net cash used in operating activities was $90 thousand for the nine-month period ended September 30, 2014 compared to net cash provided by operating activities of $2.9 million for the same period in 2013. Net cash used in operating activities in the 2014 period was driven primarily by increases in accrued interest receivable and other assets, which include additional balances in collateral deposits and other investments and changes in customer derivative values. Net cash used in investing activities was $116.7 million for the nine-month period ended September 30, 2014 compared to $33.1 million for the same period in 2013. Cash used in investing activities in the 2014 period reflected a net increase in loans of $133.0 million (which excludes acquired CVB loans), partially offset by $12.6 million of cash and cash equivalents acquired in the CVB Acquisition and $3.8 million of proceeds from the sale net of purchases of securities. Net cash used in investing activities in the nine-month period ended September 30, 2013 reflected a net increase in loans of $5.4 million and purchases of securities of $18.2 million, net of proceeds from the sale of securities. The reclassification of the warehouse lending program from loans held for sale to loans held for investment resulted in a $46.6 million decrease in both net cash provided by operating activities and net cash used in investing activities in the 2013 period as increases and decreases in loans held for investment are reported as cash flows from investing activities. Net cash provided by financing activities in the nine-month period ended September 30, 2014 was $113.6 million compared to $42.4 million for the same period of 2013. Cash provided by financing activities in the 2014 period reflected an increase in deposits of $96.4 million (which excludes assumed CVB deposits), $12.0 million of proceeds from the senior term loan, and $5.6 million from the issuance of common stock, net of stock issuance costs. Cash provided by financing activities in the 2013 period was primarily due to the increase in deposits. In the third quarter of 2013, we began our share repurchase program and used $265 thousand to repurchase shares of our common stock in the nine-month period ended September 30, 2014.

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

Our primary sources of liquidity are cash, due from banks, federal funds sold, and securities in our available-for-sale securities portfolio. We have access to a credit line from our primary correspondent bank in the amount of $25.0 million. This line is for short-term liquidity needs, is subject to the prevailing federal funds interest rate, and can be terminated at any time.

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”), both of which are secured with certain of our loans. The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of September 30, 2014 was $230.4 million, based on our June 30, 2014 balance sheet (excluding the CVB Acquisition). Pledged collateral for this facility as of September 30, 2014 was $39.7 million. Under this facility, as of September 30, 2014, we had one nonamortizing term loan for $20 million borrowing outstanding. Credit availability under the FRB facility was $118.5 million as of September 30, 2014, which is also based on pledged collateral. Borrowings under the FRB facility bear the prevailing current rate for primary credit. There were no amounts outstanding under the FRB facility as of September 30, 2014.

We also have three additional uncommitted lines of credit by national banks to borrow federal funds up to $28.0 million in total on an unsecured basis. One line for $5.0 million expires on June 30, 2015. The remainder of the lines of credit can be cancelled at any time. We also have one line of credit for $15.0 million from a correspondent bank, which expires September 2015. As of September 30, 2014, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

We also have the right to borrow up to an additional $3 million under a delayed-draw term loan commitment pursuant to the Credit Agreement, subject to customary conditions, on or before September 30, 2015.

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

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The phase-in period for this rule is scheduled to begin January 2015.

A significant portion of the proceeds from our third quarter sale of common stock and borrowings under the Credit Agreement was contributed to the Bank as equity that qualified as Tier 1 capital, resulting in regulatory capital and capital ratios for the Bank exceeding those for the consolidated entity.

The following table presents Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	September 30, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$93,988	$85,240	$69,314	$70,299
Total risk-based capital	100,011	91,263	74,955	75,940
Risk-weighted assets	753,415	753,502	526,841	526,752

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated:

	September 30, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	10.68%	9.69%	10.37%	10.52%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	12.47%	11.31%	13.16%	13.35%	4.00%	> 6.00%
Total risk-based capital ratio	13.27%	12.11%	14.23%	14.42%	8.00%	> 10.00%

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of September 30, 2014 of $309.3 million. This net asset-sensitive position was a result of $681.4 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $372.0 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of September 30, 2014 is considered by management to be favorable in an increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$12,043	$—	$—	$—	$20,665
Fed funds sold	6,826	—	—	—	6,826
Securities	12,171	5,426	17,506	48,795	84,024
Loans	641,715	2,494	39,490	62,588	744,378
Allowance for loan and lease losses	—	—	—	—	(5,569)
Premises and equipment	—	—	—	—	8,113
Intangibles	—	—	—	—	16,258
OREO	—	—	—	—	1,283
Deferred tax asset	—	—	—	—	6,170
Bank owned life insurance	—	—	—	—	14,002
Other assets	681	—	—	4,570	14,012

Total assets	$673,436	$7,920	$56,996	$115,953	$910,162

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$129,742
Interest-bearing deposits	186,430	165,587	258,565	26,119	636,782
Borrowed funds	—	20,000	—	12,000	32,000
Other liabilities	—	—	—	—	5,954
Shareholders’ equity	—	—	—	—	105,684

Total liabilities and equity	$186,430	$185,587	$258,565	$38,119	$910,162

Discrete gap:	$487,006	$(177,667)	$(201,569)	$77,834
Cumulative gap:	$487,006	$309,339	$107,770	$185,604

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	September 30, 2014	December 31, 2013
Commercial lines of credit	$121,183	$74,419
Commercial real estate	67,347	44,324
Residential real estate	11,610	7,183
Consumer	2,315	481
Letters of credit	7,725	6,796

Total commitments	$210,180	$133,203

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of September 30, 2014, the Bank had invested $650 thousand. An additional $350 thousand will be funded at the request of the general partner of the partnership.

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in our proxy statement/prospectus (Registration No. 333-195108) that we filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2014 and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	our ability to generate sufficient taxable income to utilize our deferred tax assets, thus requiring a valuation allowance against this asset;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•	the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed, and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	our ability to integrate CVB as expected and within the expected timeframe;

•	disruptions to customer and employee relationships and business operations caused by the CVB Acquisition;

•	our ability to achieve the cost savings and synergies contemplated by the CVB Acquisition within the expected timeframe;

•	our ability to maintain regulatory capital levels and adequate sources of funding and liquidity, which could be adversely affected by market conditions and changes in capital requirements made by regulators;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the SEC.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company’s board of directors approved a share repurchase program under which the company may purchase in the open market or otherwise up to 210,000 shares of its outstanding common stock. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. There were no purchases during the third quarter of 2014.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

10.1	Credit Agreement, dated as of September 30, 2014, between the Company and Raymond James Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2014 (File No. 000-53380))

10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on October 1, 2014 (File No. 000-53380))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: November 7, 2014	/S/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	/S/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)