Form 10-K
period 2014-12-31
Xenith Bankshares, Inc.
filed 2015-03-06
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2014: $40,632,787.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of February 27, 2015: 12,990,256 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2015 are incorporated by reference in Part III of this report.

XENITH BANKSHARES, INC. AND SUBSIDIARY

2014 ANNUAL REPORT ON FORM 10-K

Item 1—Business

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, a Virginia banking corporation and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Xenith Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients, and select retail banking clients, which we refer to as our target customers. We are focused geographically on the Greater Washington, D.C., Richmond, Virginia, and the Greater Hampton Roads, Virginia, metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches in Gloucester, Virginia. We also operate a loan production office in York County, Virginia, which we intend to relocate.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, Internet and mobile banking and bill pay service. We do not engage in any activities other than banking activities.

Unless the context requires otherwise or unless otherwise noted:

•	all references to “Xenith Bankshares,” “company,” “we,” “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively;

•	all references to the “Bank” are to Xenith Bank, a wholly-owned subsidiary of Xenith Bankshares, Inc.; and

•	all references to “BankCap Partners” are to BankCap Partners Fund I, L.P., BCP Fund I Virginia Holdings, LLC, BankCap Partners GP, L.P. and BankCap Equity Fund, LLC, collectively.

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares, Inc. (“First Bankshares”) was incorporated in Virginia in 2008 and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity in the merger (the “First Bankshares Merger”). At the effective time of the First Bankshares Merger, First Bankshares amended and restated its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the First Bankshares Merger, SuffolkFirst Bank changed its name to Xenith Bank.

Acquisitions

On June 30, 2014, the company completed the merger of Colonial Virginia Bank (“CVB”) with and into Xenith Bank, with the Bank being the surviving bank (the “CVB Acquisition”).

At the effective time of the CVB Acquisition, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. All fractional shares of Xenith Bankshares common stock that a CVB shareholder would otherwise have been entitled to receive as a result of the CVB Acquisition was aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $6.40 multiplied by the fraction of a share of our common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, we issued an aggregate of 1,618,186 shares of our common stock and paid $658 in cash to the former shareholders of CVB in exchange for their shares of CVB common stock.

Options to purchase shares of CVB common stock outstanding at the effective time of the CVB Acquisition were converted into options to purchase shares of our common stock based on the Exchange Ratio. Based on the Exchange Ratio, an aggregate of 39,004 options to purchase shares of CVB common stock were converted into an aggregate of 103,355 options to purchase shares of our common stock.

Pursuant to the CVB Acquisition, we acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

Effective on July 29, 2011, the Bank acquired select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office of Paragon Commercial Bank, a North Carolina banking corporation (“Paragon”), and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the Paragon Branch (the “Paragon Transaction”). At the closing of the Paragon Transaction, Paragon made a cash payment to the Bank in the amount of $17.3 million, which represented the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%.

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

Issuances of Stock

On September 25, 2014 and September 29, 2014, we issued and sold in a private placement an aggregate of 880,000 shares of our common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million.

In April 2011, we issued and sold 4.6 million shares of our common stock at a public offering price of $4.25 per share, pursuant to an effective registration statement filed with the Securities and Exchange Commission (“SEC”). Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

On September 21, 2011, as part of the Small Business Lending Fund (the “SBLF”) of the United States Department of the Treasury (“U.S. Treasury”), we entered into a Small Business Lending Fund-Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the U.S. Treasury, pursuant to which we sold 8,381 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series A (“SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to our Amended and Restated Articles of Incorporation on September 20, 2011.

Competition

While our banking model has been implemented in other parts of the U.S., we believe the model is unique in Virginia. The Virginia banking landscape is fragmented with many small banks having very little market share for deposits, while the large out-of-state national and super-regional banks control the majority of deposits.

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

Our key competitive advantage lies in our ability to target, underwrite and manage commercial and industrial and commercial real estate loans. While these skills may exist within large banks, they generally do not exist at community banks. Our management team and bankers have spent substantially all of their careers working with middle market and small business management teams on their business and strategic plans and providing financing to these businesses in a broad array of industries. Our bankers are skilled salespeople and consultants, with well-honed credit skills, that allow them to work with customers and prospects to determine how and under what conditions we can provide financing and other banking services to meet their needs.

Products and Services

We offer a range of sophisticated and competitively-priced banking products and services, including commercial and consumer checking accounts, money market and savings accounts, and time deposits. We offer secured and unsecured commercial and industrial loans, commercial real estate loans (including construction and land development loans), residential real estate loans and consumer loans. We further offer comprehensive Internet and mobile banking services. We are a member of multiple automated teller (“ATM”) networks, which provide customers with access to ATMs worldwide.

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

Deposits and Treasury Management Services

To maintain existing deposits and attract new deposits, we offer a broad product line of deposit and treasury services at competitive rates. We expect to continue to obtain deposits through effectively leveraging our branch offices and solicitation by our bankers.

We view treasury management capabilities as key to our middle market business and other target customers and an important factor in building core deposits. We have dedicated treasury sales personnel who are exclusively focused on providing sophisticated cash management services and products to customers. Many of our customers use an account analysis system that allows them to pay for services by holding sufficient levels of deposits with us. The results are that our customers can avoid hard dollar charges for services and our core deposit base is enhanced. Our product offerings include retail and commercial on-line banking (our on-line capabilities include images, statements, stop payment, deposit reporting, account transfers, account reconciliation, and EDI (electronic data interchange) reporting), ACH (automated clearing house), wire transfers (both domestic and international), ZBA (zero balance accounts), sweeps, commercial charge card, commercial lock box and mobile banking services. We also offer fraud prevention tools, including Trusteer®, debit block, check positive pay, ACH positive pay and anomaly detection (identification of non-conforming expected patterns) capabilities. In addition to these services, we offer remote deposit capture, direct deposit and merchant services. Our technology platform is designed and well-suited to support our existing suite of services and products on a greater scale, as well as capable of supporting an expanded product set. We evaluate new products and may choose to offer additional products in the future, as we work to provide our customers an exceptional banking experience.

Types of Lending Products

We offer a broad range of lending products to commercial and industrial, commercial real estate, private banking and select retail clients. Fundamental to our business is to have skilled bankers building full banking relationships with high-quality customers. We believe that there is no substitute for knowing and understanding your customer when seeking attractive risk-adjusted returns in the extension of credit. We continue to evaluate and adapt our product and services offerings as our customer base grows and evolves.

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

Commercial and Industrial Loans. Our commercial borrowers are primarily small to middle market businesses engaged in a broad spectrum of businesses. Commercial and industrial (“C&I”) loans can be a source of working capital, or used to finance the purchase of equipment or to complete an acquisition. The terms of these loans vary by purpose and by type of underlying collateral, if any, and we typically require the principals of the business to guarantee the loans. Working capital loans are usually secured by accounts receivable and inventory, and structured as revolving lines of credit with terms not exceeding one year. In some cases, we use an independent third party to assess collateral values and recommend appropriate advance rates (i.e., how much we will lend) based on the value of collateral. We generally perform the on-going monitoring but may use third parties in some cases. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate given the equipment type and the financial strength of the borrower.

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

Real Estate Loans. We make commercial real estate (“CRE”) loans, construction and land development loans, and residential real estate (“RRE”) loans.

We make CRE loans on income-producing properties. The primary collateral for CRE loans is a first lien mortgage on multi-family, office, warehouse, hotel or retail property, plus assignments of all rents and leases related to the property. Our CRE loans generally have maturity dates that do not exceed five years, with amortization schedules of 15 to 25 years, with both fixed and variable rates of interest. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our target markets, and it is generally our policy to obtain personal guarantees from the principals of the borrowers.

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

Our lending activities include the origination of first and second lien loans, including home equity line of credit loans, secured by RRE that is located primarily in our target markets offered to select customers. These customers would primarily include branch and private banking customers. Our underwriting guidelines include minimum debt coverage ratio and maximum loan to value requirements. Generally, our benchmarks include a maximum loan to value of 80%, at inception.

Consumer Loans. Consumer loans largely include loans to individuals in our target markets and to our branch customers and private banking clients for consumer or business purposes.

Our credit policy provides procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to fair lending requirements. Our credit policy addresses the common credit standards for making loans to individuals, which includes the credit analysis and financial statement requirements, as well as collateral requirements, including insurance coverage where appropriate. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the credit worthiness of loans to individuals.

Guaranteed Student Loans. During the third and fourth quarters of 2013, we purchased guaranteed student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans are also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Bank is an approved FFELP lender.

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

Loan Origination Procedure and Approval. Loan originations follow a process requiring a comprehensive evaluation of credit risk. This process includes a thorough evaluation of the borrower, collateral and any guarantor support, covenant structure, monitoring plan and pricing. Our bankers, supported by credit analysts, originating the loan are responsible for preparing a thorough credit analysis covering these matters, including the preliminary assignment of the credit risks and collateral ratings. Our new and renewed commercial loans are approved either by (1) certain senior credit officers with approval authority, (2) our MCC, or (3) the CPC. Our MCC approves the vast majority of loans. Credit approval is required by the CPC for exposures that exceed house limits.

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

The obligor rating scale is a 1-10 scale with a rating of 1 representing likelihood of default similar to that of the U.S. government. A rating of 10 represents a transaction where either a loss has already occurred or is anticipated in the near future. The obligor rating is determined after thorough credit analysis and is the responsibility of the banker and credit risk officer responsible for the credit relationship.

Risk and collateral ratings are recommended by the banker in concert with the credit risk officer as a part of their credit analysis while underwriting a transaction or performing ongoing monitoring of an account. It is the responsibility of the banker and credit officer to ensure that our ratings are accurate and updated as needed.

Asset and Liability Management

Our asset and liability management is governed by an asset and liability management (“ALM”) policy. Our ALM policy addresses the following financial management functions: (1) overall asset/liability management and strategy; (2) interest rate risk management; and (3) liquidity management. The ALM committee, which is comprised of the Bank’s management, addresses the management of the assets and liabilities of the Bank and is responsible for actively monitoring interest rate risk and liquidity risk. We also have an ALM committee of our board of directors (“ALCO”), which approves our ALM policy and regularly reviews our results and analysis relative to the policy.

We evaluate the impact to our earnings and economic value of equity based on changes in interest rates in both immediate and ramped interest rate shock scenarios. We evaluate the effect of a change in interest rates of +/- 100 basis points (bps), +/- 200 bps, +/-300 bps and +/- 400 bps on both net interest income and its impact on the economic value of equity. These impacts are measured relative to policy limits as defined in the ALM policy. As of December 31, 2014, we were within all applicable policy limits, except for the -300 bps and -400 bps scenarios.

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

We also have an investment policy, which addresses permitted investments, investment credit analysis, permitted broker-dealers, safekeeping and accounting classifications. Our investment portfolio serves as both a primary and secondary source of liquidity, and it contributes to net interest margin.

Our contingency funding plan, capital policy and investment policies are also approved by the ALCO.

Supervision and Regulation

General

As a registered bank holding company, Xenith Bankshares is subject to the supervision and regulation of the Federal Reserve and, acting under delegated authority, the Federal Reserve Bank of Richmond pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Xenith Bank is a Virginia state-chartered member bank regulated by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”). The Bank operates as a wholly-owned subsidiary under Xenith Bankshares, a one bank holding company. Xenith Bankshares and the Bank are required by the Federal Reserve, the FDIC and the Bureau of Financial Institutions, as applicable, to file quarterly financial reports on their respective financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic on-site examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, the deposit insurance funds and the banking system as a whole, and are not intended to protect our shareholders and other creditors. Additionally, we must bear the cost of compliance with reporting and other regulations, and this cost is significant.

The Federal Reserve, Bureau of Financial Institutions and FDIC have the authority and responsibility to ensure that financial institutions are managed in a safe and sound manner and to prevent the continuation of unsafe and unsound practices. Additionally, they must generally approve significant business activities undertaken by financial institutions. Typical examples of such activities requiring approval include the establishment of branch locations, mergers and acquisitions, capital transactions and major organizational structure changes. Obtaining regulatory approval for these types of activities can be time consuming and expensive and ultimately may not be successful. These agencies regulate most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location and number of branch offices.

Insurance of Accounts and Regulatory Assessments

The Bank’s deposit accounts are insured by the Deposit Insurance Fund of the FDIC (“DIF”), up to the maximum legal limits of the FDIC, and are subject to regulation, supervision and regular examination by the Bureau of Financial Institutions and the Federal Reserve.

The Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon an institution’s average consolidated total assets minus average tangible equity. The FDIC may increase assessments to maintain a strong funding position and reserve ratios of the DIF.

The assessment rates, range from approximately 2.5 bps to 45 bps (depending on applicable adjustments for unsecured debt and brokered deposits), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 bps to 40 bps and will continue to decrease as the FDIC reserve ratio exceeds 2% and 2.5%. For the years ended December 31, 2014 and 2013, we reported $495 thousand and $409 thousand, respectively, in expense for FDIC insurance.

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

Capital Adequacy Guidelines

In July 2013, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency (“OCC”) approved a final rule establishing a regulatory capital framework that implements in the United States the Basel Committee’s Revised Framework to the International Convergence of Capital Management and Capital Standards regulatory capital reforms from the Basel Committee on Banking Supervision (the “Basel Committee”) and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) (the “Basel III Rules”). These rules implement higher minimum capital requirements for bank holding companies and banks, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to cope with adverse economic conditions. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities, in Tier 1 capital and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Rules require that most regulatory capital deductions be made from common equity Tier 1 capital.

The minimum capital level requirements applicable to the company and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from the rules effective for the year ended December 31, 2014); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments. We are subject to these new minimum capital level requirements beginning January 1, 2015.

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter.

The Basel III Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities to 1,250% for certain high risk securities. Generally, for the bulk of assets that are typically held by a bank, including certain multi-family residential and CRE loans, C&I loans and consumer loans, the risk weighting falls between 50% and 150%. Residential first mortgage loans on one- to four-family RRE and certain seasoned multi-family RRE loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions. The Basel III Rules regarding changes to risk weightings are effective beginning January 1, 2015.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one-time basis in their March 31, 2015 quarterly filing to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of a common equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules, which is to exclude AOCI from capital. If the company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the Basel III Rules provide some important concessions for smaller, less complex financial institutions.

In December 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan set forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012, which were met. Subsequent to meeting the requirements set forth in our business plan, we are required to maintain capital ratios categorizing us as “well-capitalized.” As of December 31, 2014, we met all minimum capital adequacy requirements to which we were subject, and were categorized as “well-capitalized.” Since December 31, 2014, there are no conditions or events that management believes have changed our status as “well-capitalized.” For additional information regarding our capital ratios, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Adequacy.”

Prompt Corrective Action

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules now include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds.

Under the Basel III Rules, a commercial bank is:

•	“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, and a Tier 1 leverage ratio of 5% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better, and is not subject to any written capital order or directive;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Common Equity Tier 1 risk-based capital ratio of 4.5% or better, and a Tier 1 leverage ratio of 4% or greater (3% in certain circumstances), and does not meet the definition of “well-capitalized”;

•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a Common Equity Tier 1 risk-based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a Common Equity Tier 1 risk-based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; or

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

A bank having less than the minimum Tier 1 leverage ratio requirement is required, within 60 days of the date as of which it fails to comply with such requirement, to submit a reasonable plan describing the means and timing by which it will achieve its minimum Tier 1 leverage ratio requirements. A bank that fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order. Any insured depository institution with a Tier 1 leverage ratio that is less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, provided it has entered into and is in compliance with a written agreement to increase its Tier 1 leverage ratio and to take such other action as may be necessary to operate in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

Bank Holding Company Regulation

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of its bank subsidiaries. The bank holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve has not yet adopted regulations to implement this requirement.

The Bank Holding Company Act limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, and various non-bank activities that are deemed to be closely related to banking. The activities of the company are subject to these legal and regulatory limitations under the Bank Holding Company Act and the implementing regulations of the Federal Reserve. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary, if the agency determines that divestiture may aid the depository institution’s financial condition.

Currently, BankCap Partners is deemed a bank holding company for Atlantic Capital Bank and the Bank. The position of BankCap Partners as a source of strength to other depository institutions may limit its ability to serve as a source of strength for the Bank and could adversely affect the Bank’s ability to access resources of BankCap Partners.

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to Atlantic Capital Bank or any other financial institution for which BankCap Partners is deemed to be a bank holding company. Atlantic Capital Bank is a Georgia state non-member bank headquartered in Atlanta, Georgia, founded in 2007. Atlantic Capital Bank operates as a full-service, locally-managed commercial bank that specifically targets the financial needs of middle market and emerging growth companies and real estate developers and investors, and the principals of these companies, as well as affluent families. Atlantic Capital Bank’s primary geographic market is Metropolitan Atlanta, the state of Georgia and the southeastern United States.

Atlantic Capital Bank’s common stock is not registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, Atlantic Capital Bank does not file annual, quarterly and current reports, proxy statements or other information with the SEC. Financial and regulatory information about Atlantic Capital Bank is included, among other information, in publicly available Reports of Condition and Income (also known as “call reports”) filed by Atlantic Capital Bank with the FDIC, which reports are not incorporated by reference herein. We have not been, and in the future will not be, involved in the preparation and filing of Atlantic Capital Bank’s call reports or the conduct of its business.

Dodd-Frank Act

The Dodd-Frank Act was enacted in July 2010. The Dodd-Frank Act will result in a major overhaul of the financial institution regulatory system. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in the applicable sections of this “Supervision and Regulation” section. Among other things, the Dodd-Frank Act established a new, independent Consumer Financial Protection Bureau (“CFPB”) tasked with protecting American consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also created the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council, among other tasks, makes recommendations for increasingly strict rules for capital, leverage and other requirements as a company’s size and complexity increase. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which prohibits, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limits the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.

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

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management, and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III Rules on capital standards, described above, would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

The CFPB has promulgated rules relating to remittance transfers under the Electronic Fund Transfer Act, which require companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure, to reflect a change in the asset size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, the CFPB promulgated its “Ability-to-Repay/Qualified Mortgage” rules, which amended the Trust in Lending Act (“Regulation Z”). Regulation Z currently prohibits a creditor from making a higher priced mortgage loan without regard to the consumer’s ability to repay the loan. The rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally requires creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan), and establishes certain protections from liability under this requirement for “qualified mortgages.” The rule also implemented section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The rule became effective January 10, 2014.

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

On September 21, 2011, we sold 8,381 shares SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock is senior to our common stock. In connection with our participation in the fund, we were required to develop a small business lending plan describing our business strategy and operating goals to address the needs of small businesses in the areas we serve, as well as a plan to provide linguistically and culturally appropriate outreach, where appropriate, to certain groups. On an on-going basis, we must comply with certain reporting requirements of the fund in order for the U.S. Treasury to assess whether we are complying with the requirements of the fund and to determine the dividend rate on the SBLF Preferred Stock. We believe we were in compliance with all the requirements of the SBLF as of December 31, 2014. Our effective dividend rate has been 1% since the issuance and sale of the SBLF Preferred Stock.

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

Payment of Cash Dividends

Xenith Bankshares is a legal entity, separate and distinct from Xenith Bank. Xenith Bankshares does not conduct stand-alone operations; therefore, its ability to pay dividends depends on the ability of Xenith Bank to pay dividends to it. There are various legal limitations applicable to the payment of dividends by Xenith Bank to Xenith Bankshares and to the payment of dividends by Xenith Bankshares to its shareholders, including requirements to maintain capital at or above regulatory minimums. Xenith Bankshares is incorporated under the Virginia Stock Corporation Act, which has restrictions prohibiting the payment of dividends if, after giving effect to the dividend payment, Xenith Bankshares would not be able to pay its debts as they become due in the usual course of business, or if Xenith Bankshares’ total assets would be less than the sum of its total liabilities plus the amount that would be required, if Xenith Bankshares were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to shareholders unless its net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 4, 2009 and revised March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding companies. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends, if: (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In particular, under the current supervisory practices of the Federal Reserve, prior approval from the Federal Reserve and a supermajority of the Bank’s shareholders is required, if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

Under Virginia law, no dividend may be declared or paid out of a bank’s paid-in capital. Xenith Bank may be prohibited under Virginia law from the payment of dividends if the Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and the Bureau of Financial Institutions may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the SBLF Preferred Stock and the terms of our senior unsecured term loan also impose limits on our ability to pay dividends on shares of our common stock.

Loans to Insiders

The Federal Reserve Act and related regulations (such as Regulation O) impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total deposits equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Our policy on loans to insiders establishes a maximum amount, which includes all other outstanding loans to such persons, as to which prior board of director’s approval is required, of the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions. In addition, the Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors.

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

Change in Bank Control

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or entity acquires 10% or more, but less than 25%, of any class of voting securities and that person or entity, by such acquisition, becomes the single largest holder of that class of voting securities.

Sound Banking Practices

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid together with the consideration paid for any repurchases in the preceding year is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties, which the Federal Reserve can assess for activities conducted on a knowing and reckless basis if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

Standards for Safety and Soundness

The Federal Reserve has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other benefits, asset quality and earnings. If the Bank were to fail to meet these standards, the Federal Reserve could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The Federal Reserve has authority to issue orders to secure adherence to the safety and soundness standards.

Reserve Requirement

Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Current reserve requirements for calendar year 2015 are as follows:

•	for transaction accounts totaling $14.5 million or less, a reserve of 0%;

•	for transaction accounts in excess of $14.5 million up to and including $103.6 million, a reserve of 3%; and

•	for transaction accounts in excess of $103.6 million, a reserve requirement of 10%.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2014, the Bank had a reserve requirement of $9.4 million.

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

Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in U.S. government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Federal Reserve establishes a target Federal Fund Rate and the Discount Rate. Actions taken by the Federal Reserve influence the general condition of interest rates in the marketplace.

Depending on the Bank’s asset/liability strategy, actions taken by the Federal Reserve may have a positive or negative effect on profitability. We cannot predict the actions of the Federal Reserve, nor can we guarantee that our asset/liability strategy is consistent with action taken by the Federal Reserve.

Brokered Deposit Restrictions

Insured depository institutions that are categorized as adequately capitalized institutions under the FDIA and corresponding federal regulations cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Insured depository institutions that are categorized as undercapitalized capitalized institutions under the FDIA and corresponding federal regulations may not accept, renew or roll over brokered deposits. The Bank is not currently subject to such restrictions.

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

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve, OCC and FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending, if (1) total reported loans for construction, land development and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital, and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

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

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act (the “BSA”), financial institutions, including the Bank, are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” law (“AML”). Several AML acts, including provisions in Title III of the Patriot Act, have been enacted to amend the BSA. The Patriot Act was enacted in response to the September 11, 2001 terrorist attacks and is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

In addition, under the Patriot Act, the Secretary of the U.S. Treasury has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the GLB Act that are discussed under “—Gramm-Leach-Bliley Act of 1999” above. Finally, under the regulations of the Office of Foreign Asset Control (“OFAC”), banks are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

Technology Risk Management and Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the GLB Act, federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records, and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

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

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although the U.S. Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted, further regulating specific banking practices.

Employees

At December 31, 2014, we had 117 employees, including 115 full-time employees. All of our employees were employed by the Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.

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

Slow economic growth, especially in our target markets, could materially and adversely affect us.

The most recent recession contributed to a rise in unemployment and underemployment, a decline in the value of real estate and other assets, and a lack of confidence in the financial markets and the economy both among financial institutions and their customers. Although some improvement is evident, economic growth has been slow and the economic pressure on consumers and commercial borrowers continues to affect the willingness of companies to borrow to fund future growth, which negatively impacts our business. A protracted continuation or worsening of economic conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and our business.

Unlike many of our larger competitors, the majority of our middle market business and individual customers are located or doing business in our target markets. As a result, we may be more impacted by local economic conditions than those of larger, more geographically diverse competitors. Furthermore, based on the size and resources of our middle market and small business customers, they may be less able to withstand sustained difficult economic conditions than larger companies with which they compete. Factors that adversely affect the economy in our target markets could reduce our deposit base and demand for our services and products and increase our credit losses. Consequently, we may be adversely affected, potentially materially, by adverse changes in economic conditions in and around Virginia.

Although we have monitored the impact of slow economic growth on the businesses of our customers and on the values of real estate in our target markets and have set discounts and reserves against our loan portfolio, our discounts and reserves may be insufficient.

Fluctuations in interest rates could reduce our operating results as we expect to realize income primarily from the difference between interest earned on our loans and investments and interest paid on our deposits and borrowings.

Like other banks, our operating results are significantly dependent on our net interest income, as we expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We will experience “gaps” in the interest rate sensitivities of our assets and liabilities, as measured by the relative duration of our interest-earning assets and interest-bearing liabilities. The net position of those assets and liabilities, subject to re-pricing in specified time periods, will positively or negatively affect our operating results. If market interest rates should move contrary to our position, this “gap” may work against us and negatively affect our operating results, potentially materially. We cannot predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, monetary policy, and conditions in domestic and foreign financial markets. Although our asset-liability management strategy is intended to manage our risk from changes in market interest rates, changes in interest rates could materially and adversely affect us. As reflected in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity—Gap Analysis,” on a cumulative basis for maturities and re-pricings within the next 12 months, we reflect interest rate-sensitive assets exceeding interest rate-sensitive liabilities resulting in an asset sensitive position as of December 31, 2014 of $320.8 million, which would reduce our operating results if market interest rates were to decline during that period.

Changes in market interest rates could reduce the value of our financial assets. Fixed rate investments and loans generally decrease in value as interest rates rise. In addition, volatile interest rates may affect the volume of our lending activities. For example, when interest rates rise, the cost of borrowing increases and loan originations may decrease. This could result in lower net interest income, lower loan origination fee income, and a decline in sales of treasury services. If we are unsuccessful in managing the effects of changes in interest rates, we could be materially and adversely affected.

We face significant competition in our target markets.

The financial services industry, including commercial banking, is highly competitive, and we have encountered and will continue to encounter strong competition for deposits, loans and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products are other commercial banks and community banks in our target markets. Our principal competitors for deposits include commercial banks, community banks, money market funds, credit unions and trust companies. Our non-bank competitors are not subject to the same degree of regulation as we are and, accordingly, have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also have higher lending capacity and larger branch networks. Weak loan demand has increased competition resulting in aggressive pricing and loosening terms for borrowers. As a result, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect us.

Failure to implement our business strategies could materially and adversely affect us.

We have developed a business plan that details the business strategies we intend to implement. Our business plan includes organic growth and, where appropriate, growth through acquisitions. Our organic growth may involve an expansion into related banking lines of business and related services and products, which would involve additional risks. Growth through acquisitions also includes risks, which are further discussed below. If we cannot implement our business strategies, we will be hampered in our ability to maintain and grow our business and serve our customers, which would in turn materially and adversely affect us. Even if our business strategies are successfully implemented, they may not have the favorable impact on our operations that we anticipate.

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

We will face risks with respect to future expansion and through acquisitions or mergers.

We may seek to acquire other financial institutions or branches or assets of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners, the outcome of which is uncertain;

•	using inaccurate estimates and judgments or lack of information to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;

•	diluting our existing shareholders in an acquisition;

•	the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices or branches, as there may be a substantial time lag between these activities and when we generate sufficient assets and deposits to support the costs of the expansion;

•	investing a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;

•	the time and expense associated with integrating the operations and personnel of the combined businesses;

•	the ability to realize the anticipated benefits of the acquisition;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received or executed;

•	time and costs associated with regulatory approvals;

•	inability to obtain additional capital or financing, if necessary, on favorable terms or at all; and

•	unforeseen adjustments, write-downs, write-offs, or restructuring or other impairment charges.

The soundness of other financial institutions with which we do business could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, acting as a counterparty or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to risk of loss in the event of default of a counterparty or client. In addition, this risk may be exacerbated when any collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Our losses from these events could be material.

Our earnings are sensitive to the credit risks associated with lending.

The credit risk associated with commercial and industrial loans is a result of several factors, including the concentration of our loan portfolio in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer loans, and the effects of general economic conditions on a borrower’s business. Our commercial and industrial loan portfolio represented approximately 47.9% of our total loan portfolio as of December 31, 2014. Any significant default by our commercial and industrial customers would materially and adversely affect us.

Our commercial and industrial loans include owner-occupied real estate loans that are secured in part by the value of the real estate. Owner-occupied real estate loans represented approximately 14.7% of our total commercial and industrial loan portfolio as of December 31, 2014. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.

Our commercial real estate loan portfolio represented approximately 35.6% of our total loan portfolio as of December 31, 2014. Commercial real estate loans will typically be larger than consumer loans and may pose greater risks than other types of loans. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. In addition, we may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. A further weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. In addition, banking regulators give greater scrutiny to commercial real estate lending and may require banks with higher levels of commercial real estate loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of commercial real estate loan concentrations, regulators may require increased levels of reserves for loan losses, as well as the need for additional capital. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Decisions regarding credit risk in our investment or loan portfolios could be inaccurate and our allowance for loan and lease losses may be inadequate to absorb future losses inherent in our loan portfolio, which could materially and adversely affect us.

Our loan portfolio and a portion of our investment portfolio expose us to credit risk. Of our $74.0 million investment portfolio, $48.3 million, or 65.2%, were securities other than U.S. agency securities as of December 31, 2014. Of the $48.3 million, $28.1 were securities issued as general obligations of states or political subdivisions. Inherent risks in lending include the deterioration of the credit of borrowers and adverse changes in the industries and competitive environments in which they operate, changes in borrowers’ management and business prospects, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a high risk that some portion of the loans we make will not be repaid and, accordingly, will result in losses. Given our size, these losses could be concentrated in one or more borrowers and could be significant.

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

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

As required by acquisition accounting rules, we record acquired loans at estimated fair values as of the effective date of the acquisition by creating a discount and eliminating the allowance for loan and lease losses. To the extent the credit losses of the purchased loans are greater than fair value adjustments determined at the effective date of acquisitions, we could be materially and adversely affected.

We acquired a significant portion of our loans held for investment in the mergers and acquisitions we have completed since and including the First Bankshares Merger. Although these loans were recorded at their estimated fair values, as of the effective date of the transaction, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs and a reduction in our net income.

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

The Federal Reserve, OCC and FDIC, along with the other federal banking regulators, issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at financial institutions that have particularly high concentrations of commercial real estate loans within their loan portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2014, we are not subject to additional supervisory analysis but could be in the future. Our management has implemented controls to monitor our commercial real estate lending and will continue to enhance and monitor those controls, but we cannot predict the extent to which this guidance may impact our future operations or capital requirements. Also, any risk management practices that we implement may not be effective to prevent losses in our loan portfolio, including our commercial real estate portfolio.

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

In determining the adequacy of our capital levels, we use risk-based capital ratios established by regulations. In July 2013, the Federal Reserve, FDIC and OCC, adopted the Basel III Rules, which establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The Basel III Rules increase capital ratios for all banking organizations and introduce a “capital conservation buffer,” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers.

In calculating our risk-based ratios, we must apply risk weights to our various asset classes. The Basel III Rules assign a higher risk weight (150%) to exposures to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. The Basel III Rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We may make a one-time, permanent election in our March 31, 2015 filing to continue to exclude AOCI from capital. If we do not make this election, unrealized gains and losses would be included in the calculation of our regulatory capital. The Basel III Rules also include changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period.

The Basel III Rules became effective January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Although we generally began complying with the Basel III Rules on January 1, 2015, we believe we satisfied the higher capital ratios imposed by the Basel III Rules as of December 31, 2014.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to the Bank’s performance under the fair lending laws and regulations could adversely impact the Bank’s rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We may not be able to access funding sufficient to support our growth.

Our business strategies are based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding, and our costs would increase from alternative funding. If local customer deposits are not sufficient to fund our growth, we will look to outside sources such as borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral. We may also look to federal funds purchased and brokered deposits as discussed below under “—Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity” or seek to raise funds through the issuance of shares of our common stock or other equity or equity-related securities or the incurrence of debt as additional sources of liquidity. If we are unable to access funding sufficient to support our growth or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies.

We rely substantially on deposits made by our customers in our target markets, which can be materially and adversely affected by local and general economic conditions.

As of December 31, 2014, $475.4 million, or 61.5%, of our total deposits, consisted of noninterest-bearing demand accounts and interest-bearing savings, money market and demand accounts. The $297.6 million remaining balance of deposits includes time deposits, of which approximately $170.3 million, or 22.0% of our total deposits, are due to mature within one year. Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by rates offered by competitors, alternative investment opportunities, monetary policy and general economic conditions. We have significant deposits from certain customers that are in excess of the FDIC insurance amounts. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with our Bank is fully insured or may place them in other financial institutions that they perceive as being more secure. The loss of customers that maintain significant deposits with the Bank could have an adverse effect on this critical funding source. If we fail to attract new deposits or maintain existing deposits or are forced to increase interest rates paid to customers to attract and maintain deposits, our net interest income would be negatively impacted, and we could be materially and adversely affected.

Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity.

Depositors that invest in brokered deposits are generally interest-rate sensitive and well informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to a bank’s deposit base as traditional local retail deposit relationships. In addition, our liquidity may be negatively affected if that funding source experiences supply difficulties due to loss of investor confidence or a flight to other investments. Regulatory developments with respect to wholesale funding, including increased FDIC insurance costs for, or limits on the use of these deposits, may further limit the availability of that alternative. In light of regulatory pressure, there may be a cost premium for locally generated certificates of deposit as compared to brokered deposits, which may increase our cost of funding.

We may not be able to raise additional capital on terms favorable to us or at all.

We may need additional capital to support our business, expand our operations, or maintain our minimum capital requirements; however, we may not be able to raise additional funds through the issuance of shares of our common stock or other equity or equity-related securities. Furthermore, the significant amount of our common stock that BankCap Partners owns may discourage other potential investors from acquiring newly-issued shares of our common stock or other equity or equity-related securities.

We may not be able to maintain sufficient liquidity to meet the cash flow requirements of our depositors and other creditors.

Our liquidity is used to make loans and investments and to repay liabilities (including deposits), as they become due or are demanded by depositors and other creditors. Our main source of liquidity is customer deposits. As a part of our liquidity management, we use a number of funding sources in addition to core deposits and repayments and maturities of loans and investments. Potential alternative sources of liquidity include federal funds purchased and investment securities sold under repurchase agreements, as well as the sale of loans, securities (to the extent not pledged as collateral) or other assets, the utilization of available government and regulatory assistance programs, brokered deposits, borrowings from the FHLB, borrowings through the Federal Reserve’s discount window, borrowings from other banks, and the issuance of our debt securities and equity securities. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and other creditors, or to operate and grow our business.

As we continue to grow, we may become more dependent on wholesale funding sources, which may include FHLB borrowings and borrowings through the Federal Reserve’s discount window. As of December 31, 2014, we had $20.0 million of FHLB borrowings and $86.8 million of brokered deposits outstanding. If we are required to rely more heavily on wholesale funding sources to support our operations or growth in the future and such funding is expensive at such time, our revenues may not increase proportionately to cover our costs. In that case, our operating margins would be reduced, and we could be materially and adversely affected.

We may become subject to significant liabilities in the event the Bank forecloses upon, or takes title to, real property.

When underwriting a commercial or residential real estate loan, we will generally take a lien on the real property and, in some instances upon a default by the borrower, we may foreclose upon and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at our expense. It may cost much more to remediate a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations, if the Bank takes a role in managing those operations after a default. Many environmental laws impose liability, regardless of whether we knew of, or were responsible for, any contamination that existed or exists for the property. The Bank may also find it difficult or impossible to sell contaminated properties. These costs could be significant and could materially and adversely affect our net income.

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

We will be for the foreseeable future dependent on the services of T. Gaylon Layfield, III, who is our President and Chief Executive Officer; Thomas W. Osgood, who is our Chief Financial Officer and Chief Administrative Officer; Judy C. Gavant, who is our Controller and Principal Accounting Officer; Wellington W. Cottrell, III, who is our Chief Credit Officer; Ronald E. Davis, who is our Chief Operations and Technology Officer; Edward H. Phillips, Jr., who is our Chief Lending Officer; and W. Jefferson O’Flaherty, who is an Executive Vice President responsible for our private banking business. Should the services of these individuals or other key executive officers become unavailable, we may be unable to find a suitable successor who would be willing to be employed upon the terms and conditions that we would offer. A failure to replace any of these individuals in a timely and effective manner could negatively affect our ability to execute our business strategies and otherwise disrupt our business.

Our business is dependent on technology and an inability to invest in technological improvements or obtain reliable technological support may materially and adversely affect us.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven services and products. In addition to better serve our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to grow and compete will depend in part upon our ability to address the needs of customers by using technology to provide services and products that will satisfy their operational needs, while managing the costs of expanding our technology infrastructure. Many competitors have substantially greater resources to invest in technological improvements and third-party support. For the foreseeable future, we expect to rely on third-party service providers for our core technology systems and on other third parties for technical support and related services. If we are unable to implement and market new technology-driven services and products successfully, or if those services and products become unreliable or fail, our customer relationships and operations could be adversely affected, which could materially and adversely affect us.

System failure or breaches, including “hacking,” “cyber fraud” or “identity theft,” of our network security could lead to increased operating costs, as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking,” “cyber fraud” and “identity theft.” Our operations are dependent in part upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by our customers and us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation, and inhibit current and potential customers from our Internet banking services. Each year, we incur expenses to add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. We maintain insurance coverage for certain types of cybersecurity incidents, but there can be no assurance that coverage will exist or be adequate to cover potential losses. In 2014, we incurred a loss of $205 thousand related to an unauthorized ACH transaction that occurred at another bank. Also in 2014, we recovered this loss, net of deductible, from our insurer. A security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

In February 2013, the Obama administration released an executive order, Improving Critical Infrastructure Cybersecurity (the “Executive Order”), which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures and processes, a so-called “Cybersecurity Framework,” that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. In response to the Executive Order, the FFIEC has published cybersecurity guidance, along with observations from recent cybersecurity assessments. These assessments were conducted with the goal of identifying gaps in the regulators’ examination procedures and training that can be used to strengthen the oversight of cybersecurity readiness. If, as a result of the Executive Order, or otherwise, our regulators were to recommend guidance that required us to further implement cyber security infrastructure, we could incur additional costs.

We are subject to extensive regulation in the conduct of our business operations, which could materially and adversely affect us.

The banking industry is heavily regulated by several governmental agencies. Banking regulations are primarily intended to protect depositors, deposit insurance funds and the banking system as a whole, and not shareholders and other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which the Bank may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

From time to time, the U.S. Congress and state legislatures consider changing these laws and may enact new laws or amend existing laws to further regulate the financial services industry. In July 2010, the Dodd-Frank Act was enacted, which has resulted, and will continue to result, in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies, including provisions that, among other things:

•	change the assessment base for the DIF from the amount of insured deposits to total consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting the payment of interest on all deposit accounts;

•	centralize responsibility for promulgating regulations under and enforcing federal consumer financial protection laws in a new bureau, the CFPB, that will have direct supervision and examination authority over banks with more than $10 billion in assets;

•	require the FDIC to seek to make its capital requirements for banks counter-cyclical;

•	impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	establish new rules and restrictions regarding the origination of mortgages; and

•	permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.

Many of the provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder will impose additional administrative burdens that will obligate us to incur additional costs.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. While our management’s assessment included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 did not identify any material weaknesses, we cannot guarantee that we will not have any material weaknesses identified by our management or our independent registered public accounting firm in the future.

The Dodd-Frank Act includes a provision to permanently exempt non-accelerated filers from complying with the requirements of Section 404(b), which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Since we were a non-accelerated filer as of June 30, 2014 (the last day of our most recently completed second quarter), we are not required to comply with the requirements of Section 404(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. However, if the market value of our common stock held by non-affiliates equals $75 million or more as of the end of the last day of our most recently completed second quarter, we will be required to provide an attestation report from our independent registered public accounting firm on our internal control over financial reporting in our Annual Report on Form 10-K for the year in which we equal or exceed the $75 million threshold.

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

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of our allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the application of acquisition accounting principles relating to acquisitions. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events could have a material impact on the accuracy of our consolidated financial statements and related disclosures, and ultimately negatively affect our net income.

The market value of our investments may decline, which could cause a decline in our shareholders’ equity and negatively affect our results of operations.

We have designated a portion of our investment portfolio as securities available for sale pursuant to applicable accounting standards relating to accounting for investments. These standards require that unrealized gains and losses in the estimated fair value of the available-for-sale investment securities portfolio be reflected as a separate item in shareholders’ equity, net of tax, as accumulated other comprehensive income. As of December 31, 2014, we had $64.3 million, or 7.0% of our total assets, in securities available for sale at fair value. Shareholders’ equity reflects the unrealized gains and losses, net of tax, of these investments. A portion of our investment portfolio is designated as securities held to maturity pursuant to applicable accounting standards. As of December 31, 2014, we had $9.3 million in held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost; any unrealized gains or losses in our held-to-maturity securities do not result in an adjustment to our shareholders’ equity. Management believes that several factors will affect the market values of our investment securities portfolio. These include changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, the slope of the interest rate yield curve (i.e., the differences between shorter-term and longer-term interest rates) and reduced investor demand. The decline in the market value of our available-for-sale investment securities portfolio results in a corresponding decline in shareholders’ equity. Lower market values for our available-for-sale and held-to-maturity securities may result in recognition of an other-than-temporary impairment charge to our net income, thus also reducing our shareholders’ equity.

We do not intend to pay dividends on our common stock in the foreseeable future, and we may never pay, or legally be able to pay, dividends.

We have not paid any dividends on our common stock since our inception, and we presently do not intend to pay any dividends on common stock in the foreseeable future. We are a bank holding company that conducts substantially all of our operations through the Bank. As a result, our ability to make dividend payments on our common stock will depend primarily up the receipt of dividends and other distributions from the Bank. The company and the Bank are limited in the amount of dividends that they may pay pursuant to state and federal laws and regulations. See “Item 1—Our Business—Supervision and Regulation—Payment of Cash Dividends.” The terms of the SBLF Preferred Stock also impose limits on our ability to pay dividends. During 2014, we entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million. This agreement also imposes restrictions on the ability of the company and the Bank to pay dividends while any event of default exists. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never legally be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

BankCap Partners owns a significant number of shares of our common stock, which will enable it to influence the vote on all matters submitted to a vote of our shareholders.

As of December 31, 2014, BankCap Partners beneficially owned 3,671,500 shares of our common stock (including warrants to purchase 391,500 shares of our common stock at an exercise price of $11.49 per share, all of which warrants are currently exercisable), representing a 27.6% beneficial ownership of the outstanding shares of our common stock.

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

Accordingly, BankCap Partners, through its beneficial ownership of our common stock and board rights, will be able to participate in matters that come before our board of directors and influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to the amended and restated articles of incorporation or amended and restated bylaws, mergers or other business combination transactions and certain sales of assets outside the usual and regular course of business. The interests of BankCap Partners may not coincide with the interests of our other shareholders, and BankCap Partners could take actions that advance their own interests to the detriment of our other shareholders.

Item 2—Properties

The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2014:

Office Location	Owned or Leased	Lease Terms	Square Feet
One James Center (Headquarters) 901 E. Cary Street, Suite 1700 Richmond, VA 23219	Leased	Term expires June 30, 2019, with one option to extend for a three-year period	16,131

Boulders Branch and Operations Center 1011 Boulder Spring Drive, Suite 410 Richmond, VA 23225	Leased	Term expires March 31, 2017, with one option to extend for a three-year period	10,592

McLean Branch 8200 Greensboro Drive, Suite 1400 McLean, VA 22102	Leased	Term expires January 31, 2016, with one option to extend for a three-year period	6,935

North Suffolk Branch 3535 Bridge Road Suffolk, VA 23435	Owned		12,255

Plaza Branch 1000 N. Main Street Suffolk, VA 23434	Leased	Term expires January 31, 2019, with automatic five-year renewals	2,512

Bosley Branch 100 Bosley Avenue Suffolk, VA 23434	Owned		2,596

Courthouse Branch 6720 Sutton Road Gloucester, VA 23061	Owned		4,040

York River Branch 1553 George Washington Memorial Highway Gloucester Point, VA 23062	Owned		11,292

Loan Production Office 101 Production Drive, Suite 103 Yorktown, VA 23693	Leased	Term expires June 30, 2015	1,246

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs. We also believe adequate properties are available for lease when our existing leases terminate.

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

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “XBKS.” As of February 27, 2015, we had 12,990,256 shares of common stock issued and outstanding and approximately 1,302 record holders. The following table sets forth the high and low sales price for our common stock on The NASDAQ Capital Market during the periods indicated.

	2014		2013
Quarter	High	Low	High	Low
First	$6.20	$5.61	$6.15	$4.54
Second	6.45	5.90	5.92	4.75
Third	6.76	6.11	6.40	5.15
Fourth	6.66	6.09	6.12	5.50

Issuer Purchases of Equity Securities

In July 2013, the company’s board of directors approved a share repurchase program under which the company may purchase in the open market or otherwise up to 210,000 shares of its outstanding common stock. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. There were no purchases during the fourth quarter of 2014 pursuant to this share repurchase program.

Dividend Policy

We have not paid dividends on our common stock since our inception, and we presently do not intend to pay any dividends on our common stock in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders of common stock pursuant to state and federal laws and regulations. See “Item 1—Business—Supervision and Regulation—Payment of Cash Dividends.” The terms of the SBLF Preferred Stock and the terms of our unsecured senior term loan, discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings,” also impose limits on our ability to pay dividends. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders of common stock. Accordingly, we may never be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

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

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, D.C.,

Richmond, Virginia, and the Greater Hampton Roads, Virginia, metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. We also operate have a loan production office in York County, Virginia, which we intend to relocate.

We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, the parent company of its wholly-owned subsidiary SuffolkFirst Bank, which is further discussed below. Prior to the merger, SuffolkFirst Bank opened its first branch in Suffolk, Virginia, in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches operate under the name Xenith Bank. We acquired the two branches in Gloucester and the loan production office in York County in the merger of Colonial Virginia Bank with and into Xenith Bank on June 30, 2014, which is also further discussed below. The branches acquired in the Colonial Virginia Bank acquisition will continue to do business as Colonial Virginia Bank for an undetermined period of time.

As of December 31, 2014, we had total assets of $918.1 million, total loans, net of our allowance for loan and lease losses, of $744.6 million, total deposits of $772.9 million and shareholders’ equity of $106.2 million.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We also offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, Internet and mobile banking and bill pay service. We do not engage in any activities other than banking activities.

In the third and fourth quarters of 2013, we purchased rehabilitated student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the FFELP, authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the FRLP, under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. Commensurate with the purchase of the guaranteed student loans, we entered into an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. As of December 31, 2014, we held guaranteed student loans in the amount of $71.8 million, which are classified as loans held for investment in our consolidated balance sheet. The purchased loans carry a nearly 98% guarantee of principal and accrued interest.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, securities, interest-earning assets and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains or losses on the sale of securities and other miscellaneous income. Deposits, FHLB borrowed funds, borrowed funds from other sources, and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”) and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following table presents selected financial performance measures, as of the dates stated:

	For the Years Ended December 31,
	2014	2013
Net interest margin (1)	3.52%	3.89%
Return on average assets (2)	0.16%	0.33%
Return on average common equity (3)	1.46%	2.49%
Efficiency ratio (4)	81%	81%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.

(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Merger of First Bankshares, Inc. and Xenith Corporation

First Bankshares was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002.

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the First Bankshares Merger in which Xenith Corporation was merged with and into First Bankshares, with First Bankshares being the surviving entity in the merger. At the effective time of the First Bankshares Merger, First Bankshares amended and restated its articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the merger, SuffolkFirst Bank changed its name to Xenith Bank.

From its inception on February 19, 2008 until the completion of the First Bankshares Merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations. Although the First Bankshares Merger was structured as a merger of Xenith Corporation with and into First Bankshares with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes.

Acquisitions

On June 30, 2014, the company completed the CVB Acquisition in which CVB merged with and into the Bank, with the Bank being the surviving bank. At the effective time of the CVB Acquisition, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. All fractional shares of Xenith Bankshares common stock that a CVB shareholder would otherwise have been entitled to receive as a result of the CVB Acquisition were aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $6.40 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, an aggregate of 1,618,186 shares of Xenith Bankshares common stock was issued and $658 in cash was paid to the former shareholders of CVB in exchange for their shares of CVB common stock. Options to purchase shares of CVB common stock outstanding at the effective time of the CVB Acquisition were converted into options to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio. Based on the Exchange Ratio, an aggregate of 39,004 options to purchase shares of CVB common stock were converted into an aggregate of 103,355 options to purchase shares of Xenith Bankshares common stock.

Pursuant to the CVB Acquisition, we acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

Effective on July 29, 2011, the Bank completed the Paragon Transaction in which it acquired select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office of Paragon and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the Paragon Branch. At the closing of the Paragon Transaction, Paragon made a cash payment to the Bank in the amount of $17.3 million, which represented the excess of approximately all of the liabilities assumed at a premium of 3.92%, over approximately all of the assets acquired at a discount of 3.77%.

Also effective on July 29, 2011, the Bank completed the VBB Acquisition in which it acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of VBB. The FDIC acted as court-appointed receiver of VBB. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. The Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The Bank also received a cash payment from the FDIC in the amount of $17.8 million based on the difference between the discount received ($23.8 million) and the net assets acquired ($5.9 million). The VBB Acquisition was completed without any shared-loss agreement with the FDIC.

Issuances and Repurchases of Stock

In September 2014, we issued and sold in a private placement an aggregate of 880,000 shares of our common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million. A significant portion of the proceeds of the sale of our common stock were contributed to the Bank as equity.

In July 2013, our board of directors authorized a share repurchase program under which we may repurchase in the open market or otherwise up to 210,000 shares of our outstanding common stock. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. During 2014, the company purchased 43,900 shares of its common stock at an average price of $6.04. For additional information regarding shares repurchased in the fourth quarter, see Part II, Item 5, “Issuer Purchases of Equity Securities.”

In April 2011, we issued and sold 4.6 million shares of our common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the SEC. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

In September 2011, as part of the SBLF of the U.S. Treasury, we entered into a Small Business Lending Fund - Securities Purchase Agreement with the Secretary of the U.S. Treasury, pursuant to which the company sold 8,381 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The terms of the SBLF Preferred Stock were established pursuant to an amendment to our Amended and Restated Articles of Incorporation on September 20, 2011. Of the $8.4 million received, $7.5 million was invested in the Bank; the remainder was retained by Xenith Bankshares to fund the quarterly dividend payable on the SBLF Preferred Stock.

Industry Conditions

The economy showed signs of improvement in 2014, with a decline in unemployment, an improvement in consumer confidence and some stabilization in housing markets. The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for December 2014 was reported at 5.6%, a decline from 6.7% in December 2013. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the December 2014 unemployment rate was 5.5%, down from 6.2% at the end of 2013. More specifically, the unemployment rate in Virginia in December 2014 was 4.8%, based on data published by the Fifth District. Additionally as published by the Fifth District, in the last year, all industry sectors in the Fifth District grew except for government, which showed only modest declines.

The Federal Open Market Committee (the “FOMC”) stated in a January 28, 2015 release that economic activity has been expanding at a solid pace, and labor market conditions have improved further, with strong job gains and a lower unemployment rate. The FOMC stated household spending is rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow.

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

Outlook

We are well positioned to take advantage of competitive opportunities. We will benefit from (1) our team of skilled bankers, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team and board of directors. We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets, and by executing strategically advantageous combinations.

Intense competition for quality loans in the low interest rate environment requires that we remain firm to our established credit underwriting practices, provide exceptional customer service, and offer competitive treasury services products, as well as being judicious in our investments. Increasing regulatory requirements and the cost of complying with these requirements also affects the profitability of banks, including us.

In our continuing evaluation of our business strategy, we believe properly priced acquisitions can complement our organic growth. We may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or related banking lines of business and related services and products. We evaluate strategic combinations to determine what is in the best interest of our company and long-term strategy. Our goal in making these decisions is to maximize shareholder value.

Critical Accounting Policies

General

Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and the amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations. Our significant accounting policies are discussed further in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe our most critical accounting policy relates to the allowance for loan and lease losses, which reflects the estimated losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our measurement of probable cash flows with respect to purchased credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for purchased credit-impaired loans is based on management’s estimate of future cash flows, which are re-estimated on a periodic basis.

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

Loans

Loans that we originate are carried at their principal amount outstanding plus or minus unamortized fees, origination costs and fair value adjustments for acquired loans. Interest income is recorded as earned on an accrual basis. It is our general policy that accrual of interest income is discontinued when a loan is 90 days or greater past due as to principal or interest or when the collection of principal and/or interest is in doubt, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. Due to the guarantee of both principal and accrued interest on a significant portion of our guaranteed student loan balances, we do not discontinue the accrual of interest income on these loans when a loan is 90 days or more past due. We use the allowance for loan and lease losses method in providing for possible loan losses.

Management considers loans to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors that influence management’s judgments include loan payment pattern, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and we expect to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk ratings and loan review. The value of impaired loans is measured using either the discounted expected cash flow method or the value of collateral method. We consider all of our nonperforming loans to be impaired loans.

Acquired loans are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan and lease losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a level yield or effective interest yield basis on the underlying principal payments on the loan. Any change in credit quality subsequent to acquisition for these loans is reflected in our allowance for loan and lease losses.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC 310-30. We concluded that a portion of the loans acquired in the CVB Acquisition and the VBB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30.

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

The excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the period of expected cash flows from the loan, using the effective interest method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference.

ASC 310-30 requires periodic re-evaluation of expected cash flows for purchased credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan. Any impairment charge recorded as a result of a re-evaluation is recorded as an increase in our allowance for loan and lease losses.

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

In assessing the adequacy of our allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on our assessment of our borrower’s financial capacity and the other is based on the type of collateral and estimated loan to value. Our assigned risk ratings generally determine the quantitative factors used in the calculation of our allowance for loan and lease losses. In addition to our assessment of risk ratings, we also consider internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to our policies and procedures, and external observable data, such as industry and general economic trends.

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

In evaluating our acquired guaranteed student loans, our allowance for loan and lease losses is based on historical and expected default rates for these and similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

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

Management believes that the allowance for loan and lease losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic and other conditions differ substantially from the assumptions used.

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

Accounting for Acquisitions

The First Bankshares Merger, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition were determined to be acquisitions of businesses, and in accordance with FASB ASC Topic 805, “Business Combinations” (“ASC 805”), the assets acquired and liabilities assumed in each transaction were recorded at their estimated fair values as of the effective date of the respective transaction. The determination of fair values requires management to make estimates about future cash flows, market conditions and other events, which are highly subjective in nature. Actual results may differ materially from the estimates made.

The following table presents the preliminary allocation of the consideration paid in the CVB Acquisition to the acquired assets and assumed liabilities of CVB as of the acquisition date, which was June 30, 2014. The preliminary allocation resulted in a bargain purchase gain of $42 thousand.

Fair value of assets acquired:
Cash and cash equivalents	$12,560
Securities available for sale	17,439
Loans	70,051
Premises and equipment	3,338
Other real estate owned	1,186
Core deposit intangible	930
Accrued interest receivable	318
Deferred tax asset	1,898
Bank owned life insurance	4,054
Other assets	2,658

Total assets	$114,432

Fair value of liabilities assumed:
Deposits	$100,985
Accrued interest payable	39
Supplemental executive retirement plan	2,277
Other liabilities	599

Total liabilities	$103,900

Net identifiable assets acquired	$10,532

Consideration paid:
Company’s common shares issued	1,618,186
Purchase price per share (1)	$6.40

Value of common stock issued	10,356
Estimated fair value of stock options	133
Cash in lieu of fractional shares	1

Total consideration paid	$10,490

Bargain purchase gain	$42

(1)	The value of the shares of common stock exchanged for shares of CVB common stock was based upon the closing price of the company’s common stock at June 27, 2014, the last trading day prior to the date of completion of the CVB Acquisition.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. Fair value, for this purpose, is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Our recorded goodwill as of December 31, 2014 was $13.0 million, all of which resulted from the

First Bankshares Merger. Management has concluded that none of its recorded goodwill was impaired as of the most recent testing date, which was October 31, 2014. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. Our core deposit intangibles were acquired in the First Bankshares Merger, the Paragon Transaction and the CVB Acquisition and are being amortized on a straight-line basis over 10 years. No events have occurred since December 31, 2014 that would indicate impairment in the carrying amounts of intangibles.

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

Results of Operations

Net Income

For the year ended December 31, 2014, we reported net income of $1.3 million compared to net income of $2.0 million for the year ended December 31, 2013. Income before income tax expense for 2014 was $2.1 million compared to income before income tax expense of $3.1 million for 2013. Income before income tax expense in 2014 included $1.3 million of expenses related to the CVB Acquisition.

The following table presents net income and earnings per common share information for the periods stated:

	For the Years Ended December 31,
	2014	2013
Net income	$1,282	$1,986

Preferred stock dividend	(84)	(84)

Net income available to common shareholders	$1,198	$1,902

Earnings per common share, basic and diluted	$0.10	$0.18

Net Interest Income

For the year ended December 31, 2014, net interest income was $26.6 million compared to $22.1 million for the year ended December 31, 2013. Greater interest income in 2014, which increased to $31.2 million in 2014 from $25.6 million in 2013, was primarily due to higher average balances of loans held for investment, partially reduced by lower yields on these loans. Interest expense increased to $4.6 million in 2014, from $3.5 million in 2013, primarily due to higher average balances of deposits and borrowed funds, partially reduced by lower costs of deposits. Average balances of loans and deposits include the addition of CVB for the period since the effective date of the CVB Acquisition, which was June 30, 2014.

As presented in the table below, net interest margin decreased 37 basis points to 3.52% for the year ended December 31, 2014 from 3.89% for the year ended December 31, 2013. Net interest margin is defined as the percentage of net interest income to average interest-earning assets. Average interest-earning assets increased $186.7 million, while related interest income increased $5.6 million, for the year ended December 31, 2014 compared to the year ended 2013. Average interest-bearing liabilities increased $168.1 million, while related interest expense increased $1.1 million, for the year ended December 31, 2014 compared to the year ended 2013. Yields on interest-earning assets declined 37 basis points to 4.13% for the year ended December 31, 2014 compared to the year ended 2013, and costs of interest-bearing liabilities decreased 4 basis points to 0.77% for 2014. Our asset yields and net interest margin were negatively impacted by the continued low interest rate environment and competitive pressures for attractive lending opportunities. Lower accretion from our purchased loans, further discussed below, in 2014 compared to 2013 also reduced our asset yields in 2014. Average interest-earning assets as a percentage of total average assets were 93.0% and 93.8%, respectively, for the years ended December 31, 2014 and 2013. The addition of bank-owned life insurance (“BOLI”) in mid-2013 and with the CVB Acquisition and higher average cash balances contributed to lower average interest-earning assets as a percentage of total average assets in 2014.

Our loan portfolios acquired in the First Bankshares Merger, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition were discounted to estimated fair values (for expected credit losses and for interest rates) immediately following the merger and the acquisitions, as applicable. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair values is being recognized (accreted) into interest income over the remaining life of the loans or the period of estimated cash flows. Amounts received in excess of the carrying value of loans accounted for on cost recovery are accreted into interest income at the time of recovery. Loan discount accretion for the years ended December 31, 2014 and 2013 was $1.9 million and $2.6 million, respectively.

For the year ended December 31, 2013, net interest income was $22.1 million compared to $22.0 million for the year ended December 31, 2012. Greater interest income in 2013 was primarily due to higher average balances in loans held for investment, reduced by lower yields on these loans and investment securities. Interest expense decreased to $3.5 million in 2013 from $3.9 million in 2012 primarily due to lower deposit costs, partially offset by higher average balances of deposits.

As presented in the table below, net interest margin decreased 58 basis points to 3.89% for the year ended December 31, 2013 from 4.47% for the year ended December 31, 2012. Loan discount accretion for the years ended December 31, 2013 and 2012 was $2.6 million and $3.3 million, respectively. Average interest-earning assets increased $77.1 million, and related interest income decreased $336 thousand for the year ended December 31, 2013 compared to the year ended 2012. Average interest-bearing liabilities increased $57.3 million, while related interest expense decreased $461 thousand, for the year ended December 31, 2013 compared to the year ended 2012. Yields on interest-earning assets declined 77 basis points to 4.50% for the year ended December 31, 2013 compared to the year ended 2012, while costs of interest-bearing liabilities decreased 25 basis points to 0.81% for 2013. Average interest-earning assets as a percentage of total average assets were 93.8% and 94.9%, respectively, for the years ended December 31, 2013 and 2012. Lower average interest-earning assets as a percentage of total assets were primarily due to the addition of BOLI in 2013 and higher average cash balances.

The following table presents the impact of purchase accounting adjustments on our net interest margin for the periods stated:

	For the Years Ended December 31,
	2014	2013	2012
Net interest margin	3.52%	3.89%	4.47%
Purchase accounting adjustments impact (1)	0.26%	0.47%	0.68%
Net interest margin excluding the impact of purchase accounting adjustments	3.26%	3.42%	3.79%

(1)	Purchase accounting adjustments for the year ended December 31, 2014, include both accretion of discounts on acquired loans and an adjustment for interest rates on acquired time deposits. For the years ended December 31, 2013 and 2012, purchase accounting adjustments include only accretion of discounts on acquired loans.

The following tables provide a detailed analysis of the average yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated:

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31,
							2014 vs. 2013
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (10)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$14,702	$5,624	0.24%	0.22%	$36	$12	$24	$1	$23
Interest-earning deposits	18,064	37,972	0.28%	0.26%	50	100	(50)	5	(55)
Investments	78,489	69,346	2.30%	2.10%	1,804	1,454	350	148	202
Guaranteed student loans, gross	89,934	17,039	3.26%	3.09%	2,929	527	2,402	30	2,372
Loans held for investment, gross (3) (9)	555,621	440,108	4.75%	5.35%	26,409	23,547	2,862	(2,835)	5,697

Total interest-earning assets	756,810	570,089	4.13%	4.50%	31,228	25,640	5,588	(2,651)	8,239

Allowance for loan and lease losses	(5,806)	(4,570)
Noninterest-earning assets:
Cash and due from banks	15,029	8,819
Premises and fixed assets	6,579	5,304
Other assets	40,913	28,428

Total noninterest-earning assets	62,521	42,551

Total assets	$813,525	$608,070

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$40,240	$25,478	0.31%	0.20%	$126	$52	$74	$36	$38
Savings and money market deposits	263,462	230,167	0.64%	0.57%	1,691	1,316	375	172	203
Time deposits	267,002	152,864	0.86%	1.14%	2,284	1,744	540	(518)	1,058
Federal funds purchased and borrowed funds	26,737	20,861	1.89%	1.79%	506	374	132	22	110

Total interest-bearing liabilities	597,441	429,370	0.77%	0.81%	4,607	3,486	1,121	(288)	1,409

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	114,796	88,254
Other liabilities	4,970	2,451

Total noninterest-bearing liabilities	119,766	90,705

Shareholders’ equity	96,318	87,995

Total liabilities and shareholders’ equity	$813,525	$608,070

Interest rate spread (4)			3.36%	3.69%

Net interest income (5)					$26,621	$22,154	$4,467	$(2,363)	$6,830

Net interest margin (6)			3.52%	3.89%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.

(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2014 and 2013 includes $1,922 thousand and $2,644 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.
(10)	Interest expense on time deposits in 2014 includes a reduction of $38 thousand related to fair value adjustments recorded pursuant to the CVB Acquisition.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Years Ended December 31,
							2013 vs. 2012
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8)		Increase	Change due to (2)
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$5,624	$1,951	0.22%	0.19%	$12	$4	$8	$1	$7
Interest-earning deposits	37,972	36,747	0.26%	0.27%	100	98	2	(1)	3
Investments	69,346	67,839	2.10%	2.39%	1,454	1,620	(166)	(202)	36
Guaranteed student loans, gross	17,039	—	3.09%	0.00%	527	—	527	—	527
Loans held for investment, gross (3) (9)	440,108	386,493	5.35%	6.28%	23,547	24,254	(707)	(3,830)	3,123

Total interest-earning assets	570,089	493,031	4.50%	5.27%	25,640	25,976	(336)	(4,032)	3,696

Allowance for loan and lease losses	(4,570)	(4,407)
Noninterest-earning assets:
Cash and due from banks	8,819	4,112
Premises and fixed assets	5,304	5,799
Other assets	28,428	20,794

Total noninterest-earning assets	42,551	30,705

Total assets	$608,070	$519,330

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$25,478	$12,599	0.20%	0.23%	$52	$30	$22	$(5)	$27
Savings and money market deposits	230,167	205,406	0.57%	0.80%	1,316	1,642	(326)	(506)	180
Time deposits	152,864	133,915	1.14%	1.42%	1,744	1,903	(159)	(406)	247
Federal funds purchased and borrowed funds	20,861	20,176	1.79%	1.84%	374	372	2	(10)	12

Total interest-bearing liabilities	429,370	372,096	0.81%	1.06%	3,486	3,947	(461)	(927)	466

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	88,254	61,889
Other liabilities	2,451	2,335

Total noninterest-bearing liabilities	90,705	64,224

Shareholders’ equity	87,995	83,010

Total liabilities and shareholders’ equity	$608,070	$519,330

Interest rate spread (4)			3.69%	4.21%

Net interest income (5)					$22,154	$22,029	$125	$(3,106)	$3,229

Net interest margin (6)			3.89%	4.47%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.

(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income on loans in 2013 and 2012 includes $2,644 thousand and $3,335 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.

Provision for Loan and Lease Losses

For the years ended December 31, 2014 and 2013, we recorded provision for loan and lease losses of $3.2 million and $1.5 million, respectively. Higher provision expense in 2014 was primarily due to amounts recorded for guaranteed student loans, which is further discussed below. Provision for loan and lease losses related to guaranteed student loans was $1.8 million in 2014 compared to $195 thousand in 2013.

Noninterest Income

Noninterest income was $1.7 million for the years ended December 31, 2014 and 2013. Noninterest income in 2014 includes higher service charges and fees on deposit accounts, including fees from treasury management services, of $161 thousand, and higher gains on sales of securities of $137 thousand, as we repositioned a portion of our securities portfolio in the fourth quarter of 2014. Additionally, earnings from BOLI were $173 thousand higher in 2014, due to the purchase of these policies in mid-2013 and the addition of BOLI acquired in the CVB Aquisition. Noninterest income in 2013 included a gain of $361 thousand on the sale of collateral related to an impaired loan acquired in the VBB Acquisition and higher income from derivative products reported in other noninterest income.

Noninterest Expense

For the year ended December 31, 2014, noninterest expense was $23.0 million compared to $19.3 million for the year ended December 31, 2013. Noninterest expense in the 2014 period included $1.3 million of costs related to the CVB Acquisition, of which $318 thousand were recorded in compensation and benefits for displaced employees, $533 thousand were recorded in professional fees, and $345 thousand were recorded in technology expenses, primarily related to the conversion of CVB customers to the Bank’s technology and processing systems. Noninterest expenses in 2014 included higher guaranteed student loan servicing costs of $457 thousand, as the purchases of these loans occurred in the last half of 2013, and the additional operating costs due to the CVB Acquisition.

Income Taxes

For the year ended December 31, 2014, we reported income tax expense of $786 thousand, compared to income tax expense of $1.1 million for the year ended 2013. Our effective tax rates for the years ended December 31, 2014 and 2013 were 38% and 35%, respectively. The higher effective rate of tax in 2014 was primarily due to the non-deductibility of a portion of transaction costs incurred in the CVB Acquisition.

Our net deferred tax assets as of December 31, 2014 and 2013 were $6.3 million and $4.3 million, respectively.

Financial Condition

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	December 31, 2014
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$11,543	5.31	2.19%
- Variable rate	4,136	4,239	6.91	1.68%
Municipals - fixed rate
- Taxable	847	848	4.34	1.83%
- Tax exempt	37,825	37,747	8.77	4.04%
Collateralized mortgage obligations - fixed rate	9,974	9,964	3.72	2.04%

Total securities available for sale	64,295	64,341	7.19	3.21%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	9,683	8.23	3.40%

Total securities held to maturity	9,279	9,683	8.23	3.40%

Total securities	$73,574	$74,024	7.24	3.24%

	December 31, 2013
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,693	$45,337	4.54	2.09%
- Variable rate	4,903	4,852	4.20	1.68%
Municipals - fixed rate
- Taxable	9,810	8,970	9.23	2.71%
- Tax exempt	1,634	1,573	8.12	2.95%
Collateralized mortgage obligations - fixed rate	8,940	8,453	4.01	2.18%

Total securities available for sale	$70,980	$69,185	5.16	2.17%

	December 31, 2012
	Book Value	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$42,804	$44,240	2.59	2.16%
- Variable rate	2,038	2,181	11.20	3.21%
Municipals	1,050	1,000	9.25	2.80%
Collateralized mortgage obligations	9,977	10,130	2.84	1.85%

Total securities available for sale	$55,869	$57,551	3.08	2.16%

In late 2014, we sold certain securities, primarily mortgage-backed securities, and purchased additional municipal securities, increasing both the weighted average life and weighted average yield of our securities portfolio.

The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	December 31, 2014
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	1,682	2.91%	9,860	2.07%	11,542	2.19%
- Variable rate	—	—	—	—	—	—	4,239	1.68%	4,239	1.68%
Municipals - fixed rate
- Taxable			547	1.56%	301	2.32%	—	—	848	1.83%
- Tax exempt	305	1.53%	—	—	1,632	2.96%	35,811	4.10%	37,748	4.04%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	9,964	2.04%	9,964	2.04%

Total securities available for sale	305		547		3,615		59,874		64,341

Securities held to maturity:
Municipals - fixed rate
- Taxable	—	—	—	—	8,686	3.31%	997	4.11%	9,683	3.39%

Total securities held to maturity	—		—		8,686		997		9,683

Total securities	$305	1.53%	$547	1.56%	$12,301	3.19%	$60,871	3.27%	$74,024	3.24%

The following table presents the book value and fair value of securities for which the book value exceeded 10% of shareholders’ equity as of the date stated:

	December 31, 2014
	Book Value	Fair Value	Book Value as a Percentage of Shareholders’ Equity
Municipals
- General obligation	$27,946	$28,124	26.31%
- Revenue	20,005	20,155	18.83%

Loans

The following table presents our loan portfolio, by loan category and percentage to total loans for loans held for investment, as of the dates stated:

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$359,243	47.9%	$249,687	46.1%	$284,747	61.3%	$168,417	51.7%	$68,045	44.4%
Commercial real estate	267,489	35.6%	172,711	31.9%	150,796	32.4%	126,525	38.8%	57,035	37.3%
Residential real estate	40,859	5.4%	22,004	4.1%	24,291	5.2%	25,847	7.9%	23,337	15.2%
Consumer	11,456	1.5%	3,191	0.6%	4,886	1.1%	5,285	1.6%	4,715	3.1%
Guaranteed student loans	71,780	9.6%	94,028	17.3%	—	0.0%	—	0.0%	—	0.0%
Overdrafts	46	0.0%	184	0.0%	28	0.0%	65	0.0%	14	0.0%

Loans held for investment	$750,873	100.0%	$541,805	100.0%	$464,748	100.0%	$326,139	100.0%	$153,146	100.0%
Allowance for loan and lease losses	(6,247)		(5,305)		(4,875)		(4,280)		(1,766)

Loans held for investment, net of allowance	$744,626		$536,500		$459,873		$321,859		$151,380

The following tables provide the maturity analysis of our loan portfolio as of the dates presented based on whether loans are variable-rate or fixed-rate loans:

	December 31, 2014
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$180,100	$104,694	$15,187	$119,881	$47,184	$9,302	$56,486	$356,467
Commercial real estate (2)	70,633	101,100	46,882	147,982	42,317	3,523	45,840	264,455
Residential real estate (3)	3,438	7,294	22,099	29,393	5,176	1,296	6,472	39,303
Consumer (4)	8,753	121	938	1,059	1,627	4	1,631	11,443
Guaranteed student loans	28	780	70,973	71,753	—	—	—	71,781
Overdrafts	46	—	—	—	—	—	—	46

Total loans	$262,998	$213,989	$156,079	$370,068	$96,304	$14,125	$110,429	$743,495

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.

(2)	Excludes $1.8 million in nonaccrual fixed-rate loans and $1.3 million in nonaccrual variable-rate loans.
(3)	Excludes $167 thousand in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $8 thousand in nonaccrual variable-rate loans.

	December 31, 2013
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$102,663	$79,277	$9,980	$89,257	$43,496	$8,522	$52,018	$243,938
Commercial real estate (2)	57,749	78,167	8,489	86,656	23,029	4,394	27,423	171,828
Residential real estate (3)	6,994	3,615	5,006	8,621	5,355	481	5,836	21,451
Consumer	2,242	319	69	388	559	2	561	3,191
Guaranteed student loans	30	1,247	92,751	93,998	—	—	—	94,028
Overdrafts	185	—	—	—	—	—	—	185

Total loans	$169,863	$162,625	$116,295	$278,920	$72,439	$13,399	$85,838	$534,621

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $874 thousand in nonaccrual variable-rate loans.
(2)	Excludes $384 thousand in nonaccrual fixed-rate loans and $499 thousand in nonaccrual variable-rate loans.
(3)	Excludes $119 thousand in nonaccrual fixed-rate loans and $434 thousand in nonaccrual variable-rate loans.

	December 31, 2012
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$94,697	$65,316	$1,313	$66,629	$35,305	$5,402	$40,707	$202,033
Commercial real estate (2)	58,309	62,117	9,988	72,105	16,443	791	17,234	147,648
Residential real estate (3)	8,515	5,740	3,473	9,213	5,736	753	6,489	24,217
Consumer	3,634	701	5	706	535	11	546	4,886
Overdrafts	28	—	—	—	—	—	—	28

Total loans	$165,183	$133,874	$14,779	$148,653	$58,019	$6,957	$64,976	$378,812

(1)	Excludes $1.1 million in nonaccrual fixed-rate loans and $781 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.2 million in nonaccrual fixed-rate loans and $925 thousand in nonaccrual variable-rate loans.
(3)	Excludes $39 thousand in nonaccrual fixed-rate loans and $35 thousand in nonaccrual variable-rate loans.

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies and guidelines designed to control both the types and amounts of risks we take and to minimize losses. Such policies and guidelines include loan underwriting parameters, loan-to-value parameters, credit monitoring guidelines, adherence to regulations, and other prudent credit practices. Loans secured by real estate comprised 57.5% and 47.9% of our loan portfolio as of December 31, 2014 and 2013, respectively. CRE loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-service coverage ratios as well. RRE loans consist of first and second lien loans, including home equity lines and credit loans, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both RRE and OORE loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as C&I, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Allowance for Loan and Lease Losses

The following table presents our allowance for loan and lease losses by loan type and the percent of loans in each category to total loans held for investment, as of the dates stated:

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$2,208	47.9%	$2,148	46.1%	$1,523	61.3%	$748	51.7%	$470	44.4%
Commercial real estate	3,759	35.6%	2,756	31.9%	3,086	32.4%	3,370	38.8%	1,106	37.3%
Residential real estate	175	5.4%	194	4.1%	245	5.2%	133	7.9%	164	15.2%
Consumer	—	1.5%	12	0.6%	21	1.1%	29	1.6%	26	3.1%
Guaranteed student loans	105	9.6%	195	17.3%	—	0.0%	—	0.0%	—	0.0%

Total allowance for loan and lease losses	$6,247	100.0%	$5,305	100.0%	$4,875	100.0%	$4,280	100.0%	$1,766	100.0%

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	December 31,
	2014	2013	2012	2011	2010
Balance at beginning of period	$5,305	$4,875	$4,280	$1,766	$—
Charge-offs:
Commercial and industrial	30	51	51	333	—
Commercial real estate	—	815	1,127	973	200
Residential real estate	161	52	—	93	52
Consumer	19	16	2	3	1
Guaranteed student loans	1,887	—	—	—	—
Overdrafts	23	9	9	13	15

Total charge-offs	2,120	943	1,189	1,415	268

Recoveries:
Commercial and industrial	2	—	—	72	—
Commercial real estate	5	—	20	12	43
Residential real estate	—	—	—	—	—
Consumer	1	—	3	—	—
Guaranteed student loans	—	—	—	—	—
Overdrafts	7	2	1	2	1

Total recoveries	15	2	24	86	44

Net charge-offs	2,105	941	1,165	1,329	224

Provision for loan and lease losses	3,220	1,486	1,819	4,005	1,990
Amount for unfunded commitments	(107)	(115)	(59)	(162)	—
Other (1)	(66)	—	—	—	—

Balance at end of period	$6,247	$5,305	$4,875	$4,280	$1,766

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Our allowance for loan and lease losses excludes discounts recorded on our acquired loan portfolios, which as of December 31, 2014 and 2013 were $5.6 million and $4.4 million, respectively.

Our allowance for loan and lease losses on guaranteed student loans is based on historical and expected default rates for these and similar types of loans applied to the portion of the carrying value in these loans that is not subject to federal guaranty. In the third and fourth quarters of 2014 and as a result of our most recent regulatory examination, we charged off that portion of our guaranteed student loans that was (1) not subject to federal government guaranty and (2) greater than 120 days past due and have a high probability of loss. Probability of loss was determined by recent loss migration analysis. For a significant portion of loans for which we charged off the unguaranteed portion, a claim has been made against the guaranty and we have recovered the guaranteed portion. Loans greater than 120 days past due continue to accrue interest as interest receivable is guaranteed until a claim against the guaranty, if any, is satisfied.

Our purchased credit-impaired loans accounted for under ASC 310-30 require us to periodically re-evaluate the timing and amount of expected future cash flows. Any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan and lease losses in net income and a component of our allowance for loan and lease losses. If upon remeasurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that improve compared to those previously determined, some portion of the impairment could be reversed. For the period ended December 31, 2014, a $73 thousand benefit was included in our provision for loan and lease losses related to the re-evaluation of purchased credit-impaired loans, and as of December 31, 2014, our allowance for loan and lease losses included $282 thousand for these loans.

The following table presents the activity in our discounts recorded for acquired loans as of the dates stated:

	December 31, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Additions	3,046	—
Accretion (1)	(1,922)	(2,644)
Disposals (2)	(51)	(1,048)
Other (3)	66	—

Balance at end of period	$5,580	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our general policy to discontinue the accrual of interest income on our nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to principal or interest or when there is serious doubt as to collectability, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. We do not discontinue the accrual of interest income on guaranteed student loans when 90 days or greater past due, as nearly 98% of principal and accrued interest carries a federal guaranty, and interest receivable is guaranteed until a claim, if any, against the guaranty is satisfied. As of December 31, 2014, there were no loans other than guaranteed student loans 90 days or greater past due with respect to principal or interest for which interest was accruing.

As of December 31, 2014 and 2013, we had $1.1 million and $199 thousand, respectively, in OREO. We acquired approximately $1.2 million of OREO in the CVB Acquisition. OREO held at December 31, 2014 consisted of residential properties and undeveloped land.

The following table summarizes our nonperforming assets as of the dates stated:

	December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans	$7,377	$3,822	$5,069	$5,862	$2,841
Other real estate owned	1,140	199	276	808	1,485

Total nonperforming assets	$8,517	$4,021	$5,345	$6,670	$4,326

Nonperforming assets as a percentage of total loans	1.13%	0.74%	1.15%	2.05%	2.82%
Nonperforming assets as a percentage of total assets	0.93%	0.59%	0.95%	1.40%	1.72%
Net charge-offs as a percentage of average loans	0.33%	0.20%	0.30%	0.58%	0.18%
Allowance for loan and lease losses as a percentage of total loans	0.83%	0.98%	1.05%	1.31%	1.15%
Allowance for loan and lease losses to nonaccrual loans	84.68%	138.78%	96.16%	73.01%	62.16%

Net charge-offs of $2.1 million in the calculation of net charge-offs as a percentage of average loans in 2014 included $1.9 million of charge-offs related to the unguaranteed portion of our student loans that were greater than 120 days past due and have a high probability of loss. We anticipated, due to the nature of the student loans in the FFEL program, that a significant portion of the expected losses would occur in the first 12 to 15 months after the purchase of the rehabilitated student loans.

Our ALLL as a percentage of total loans was 0.83% at December 31, 2014. Our ALLL for guaranteed student loans is based on the relatively small portion of carrying values that is not covered by the federal government guaranty. We do not hold ALLL on loans held pursuant to the mortgage warehouse lending program. Loans pursuant to this program are made to mortgage originators that seek funding to facilitate the origination of residential mortgage loans for sale in the secondary market and are generally held for less than 30 days. Additionally, our ALLL does not include remaining discounts (credit-related fair value adjustments) on our acquired loans.

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of December 31, 2014 totaled $772.9 million, an increase of $203.7 million compared to deposits of $569.2 million as of December 31, 2013. Deposits assumed in the CVB Acquisition were approximately $101.0 million, nearly one-half of the increase over 2013. Demand deposits, including money market accounts, increased $105.8 million, or 29%, over balances at December 31, 2013, while time deposits increased $92.6 million, or 45%. As of December 31, 2014, $86.8 million of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”), Insured Cash Sweep (“ICS”) and Brokered CDs, which we refer to collectively as brokered deposits. As of December 31, 2013, we held $71.3 million of brokered deposits.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated.

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$114,796	—	$88,254	—	$61,889	—
Interest-bearing deposits:
Demand and money market	295,344	0.61%	251,110	0.54%	214,194	0.77%
Savings accounts	8,357	0.25%	4,535	0.29%	3,811	0.40%
Time deposits $100,000 or greater	196,137	0.75%	95,490	1.01%	72,594	1.32%
Time deposits less than $100,000	70,866	1.14%	57,374	1.36%	61,321	1.54%

Total interest-bearing deposits	570,704	0.72%	408,509	0.76%	351,920	1.02%

Total average deposits	$685,500	0.60%	$496,763	0.63%	$413,809	0.86%

Maturities of large denomination time deposits (equal or greater than $100,000) as of December 31, 2014 were as follows:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$39,623	$33,570	$46,392	$94,335	$213,920	27.68%

Borrowings

The following table summarizes the year-end balance, highest month-end balance, average balance and weighted average rate of short-term borrowings for each of the periods stated:

	December 31, 2014				December 31, 2013				December 31, 2012
	Year- End Balance	Highest Month- End Balance	Average Balance	Weighted Average Rate	Year- End Balance	Highest Month- End Balance	Average Balance	Weighted Average Rate	Year- End Balance	Highest Month- End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$6,367	$935	0.72%	$—	$—	$247	0.58%	$—	$—	$134	0.76%

Other borrowings	—	16,000	2,744	0.39%	—	5,000	805	0.31%	—	—	42	0.44%

Total short-term borrowings	$—	$22,367	$3,679	0.48%	$—	$5,000	$1,052	0.37%	$—	$—	$176	0.69%

On September 30, 2014, we entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). We borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014, and have the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015. The term loans are repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in quarterly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement will bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured; however, there is a negative pledge on all of the outstanding capital stock of the Bank. For the period ended December 31, 2014, the effective interest rate on the unsecured senior term loan was 3.9%.

The Credit Agreement contains financial covenants that require: (1) the company to be and to cause the Bank to be “well-capitalized”, as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times, and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of December 31, 2014, the company and the Bank, as applicable, were in compliance with these financial covenants. The Credit Agreement also restricts the payment of dividends by the company if there exists an event of default as defined under the Credit Agreement.

We contributed a significant portion of the proceeds under the Credit Agreement to the Bank as equity, and retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

We have one secured long-term borrowing with the FHLB in the amount of $20 million, which matures on September 28, 2015. The borrowing is a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The borrowing was a modification of a then-existing borrowing, and in connection with the modification, we paid a fee of $533 thousand that is being recognized as interest expense over the remaining term of the borrowing. For the period ended December 31, 2014, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, discussed below, was 1.85%.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. During the second quarter of 2013 and the first quarter of 2014, we entered into forward-starting swaps with total notional amounts of $17.5 million, whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of this borrowing. The derivatives are designated as a cash flow hedges, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). The amount reported in accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 related to these derivatives was an unrealized loss of $267 thousand (net of tax of $138 thousand) and an unrealized gain of $13 thousand (net of tax of $7 thousand), respectively. As of December 31, 2014, the ineffective portion of the derivatives was insignificant.

We have an agreement with the counterparty to our cash flow hedge derivatives that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of December 31, 2014, $556 thousand had been pledged as collateral under the agreement for our cash flow derivatives, as the valuation of the derivatives had surpassed the contractually specified minimum transfer amounts of $250 thousand. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreement at termination value. As of December 31, 2014, a hedge liability of $423 thousand was recorded in other liabilities on our consolidated balance sheet related to the cash flow hedge derivatives.

Liquidity and Capital Adequacy

During the year ended December 31, 2014, cash and cash equivalents increased $8.5 million to $39.2 million from $30.7 million at December 31, 2013. Net cash provided by operating activities was $1.3 million for the year ended December 31, 2014 compared to net cash provided by operating activities of $3.1 million for the year ended December 31, 2013. Net cash used in investing activities was $112.8 million for the year ended December 31, 2014 compared to net cash used in investing activities of $100.4 million for the year ended 2013. The greater use of cash in the 2014 period was primarily due to the net increase in loans held for investment of $139.3 million, offset by proceeds from sales of securities net of purchases of $14.4 million, and $12.6 million of cash acquired in the CVB Acquisition. The increase in loans held for investment includes $94.0 million of guaranteed student loans, which we began purchasing in the third quarter of 2013. The reclassification of the warehouse lending program from loans held for sale to loans held for investment resulted in a $77.5 million decrease in both net cash provided by operating activities and net cash used in investing activities in the 2013 period as increases and decreases in loans held for investment are reported as cash flows from investing activities. Net cash provided by financing activities in the year ended December 31, 2014 was $120.0 million compared to net cash provided by financing activities of $115.6 million for the year ended 2013. Cash provided by financing activities in 2014 was primarily due an increase in deposits of $102.8 million, $12.0 million of proceeds borrowed under the Credit Agreement, and net proceeds from the issuance and sale of our common stock. In the third quarter of 2013, we began a share repurchase program and paid $265 thousand for the repurchase of our common stock in 2014.

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

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of December 31, 2014 was $271.9 million based the most recent prior quarter-end and with lendable collateral, which was $41.0 million. Under this facility, we have one non-amortizing term loan outstanding for $20.0 million. Credit availability under the FRB facility was $134.9 million as of December 31, 2014, which is also based on pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of December 31, 2014. Pledged collateral (loans) for both the FHLB and FRB facilities, was $234.9 million, as of December 31, 2014.

We have five additional uncommitted lines of credit by national banks to borrow federal funds up to $63.0 million in total on an unsecured basis. One line for $15.0 million expires September 2015, and one line for $5.0 million expires June 2015. The remainder of the lines of credit can be cancelled at any time by the lender. As of December 31, 2014, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

Additionally, we have $3.0 million of capacity under the Credit Agreement, which may be borrowed on or before September 30, 2015, subject to customary conditions. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs that may arise, within realistic limitations, for the foreseeable future.

Capital Adequacy

Capital management in a regulated financial services industry must properly balance return on equity to shareholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Our capital management strategies have been developed to maintain our “well-capitalized” position.

We are subject to various regulatory capital requirements administered by federal and other bank regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on us. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the First Bankshares Merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan set forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012, which were met. Subsequent to meeting the requirements of set forth in this business plan, we are required to maintain capital ratios categorizing us as “well-capitalized.” As of December 31, 2014, we met all minimum capital adequacy requirements to which we were subject and are categorized as “well-capitalized.”

In July 2013, the Federal Reserve approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The phase-in period for this rule began in January 2015. Although we generally began complying with the Basel III Rules on January 1, 2015, we believe we satisfied the higher capital ratios imposed by the Basel III Rules as of December 31, 2014.

Tier 1 risk-based capital and total risk-based capital ratios. The following table presents our Tier 1 and Tier 2 capital ratios as of the date stated, and regulatory minimum capital ratios and “well-capitalized” ratios as defined by our regulators as of December 31, 2014. Since December 31, 2014, there are no conditions or events that management believes have changed our status as “well-capitalized.”

	December 31, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	10.30%	9.34%	10.37%	10.52%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	12.15%	11.00%	13.16%	13.35%	4.00%	> 6.00%
Total risk-based capital ratio	13.00%	11.85%	14.23%	14.42%	8.00%	> 10.00%

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

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that re-price within a specific time period as a result of scheduled maturities and prepayments and contractual interest rate changes.

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest-sensitive assets exceed interest-sensitive liabilities, resulting in an asset-sensitive position as of December 31, 2014 of $320.8 million. This net asset-sensitive position was a result of $669.8 million in interest-sensitive assets being available for re-pricing during the next 12 months and $349.0 million in interest-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of December 31, 2014 is considered by management to be favorable in a rising interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$9,066	$—	$—	$—	$34,666
Fed funds sold	4,533	—	—	—	4,533
Securities	3,376	1,961	7,562	60,675	73,620
Loans	648,281	1,840	47,476	52,788	750,873
Allowance for loan and lease losses	—	—	—	—	(6,247)
Premises and equipment	—	—	—	—	8,010
Intangibles	—	—	—	—	16,143
OREO	—	—	—	—	1,140
Deferred tax asset	—	—	—	—	6,343
BOLI	—	—	—	—	14,106
Other assets	770	—	—	5,031	14,865

Total assets	$666,026	$3,801	$55,038	$118,494	$918,052

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$121,230
Interest-bearing deposits	175,559	141,481	275,122	59,463	651,681
Borrowed funds	12,000	20,000	—	—	32,000
Other liabilities	—	—	—	—	6,920
Shareholders’ equity	—	—	—	—	106,221

Total liabilities and equity	$187,559	$161,481	$275,122	$59,463	$918,052

Discrete gap:	$478,467	$(157,680)	$(220,084)	$59,031
Cumulative gap:	$478,467	$320,787	$100,703	$159,734

Commitments and Contingencies

In the normal course of business, we have commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the credit agreements. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding, including letters of credit, as of the date stated:

December 31, 2014
Commercial lines of credit	$127,363
Commercial real estate	63,950
Residential real estate	10,949
Consumer	2,936
Letters of credit	9,777

Total commitments	$214,975

We have five non-cancelable agreements to lease four banking facilities and one loan production office with, as of December 31, 2014, remaining terms of six months to five years. The following table presents the current minimum annual commitments under non-cancelable leases in effect at December 31, 2014 for the dates stated:

Year	Commitment
2015	$980
2016	717
2017	560
2018	522
2019	229

Total lease commitments	$3,008

We have a commitment to invest in a limited partnership that operates as a small business investment company. As of December 31, 2014, we had invested $750 thousand in the limited partnership. An additional $250 thousand will be funded at the request of the general partner of the limited partnership.

Additionally, we have commitments under service agreements to make minimum payments over a period of years or incur early termination penalties. The most significant of these agreements are our agreements with our core processor, which terminate in December 2016 and require minimum monthly payments over the remainder of the term or the incurrence of an early termination fee.

The following table presents current minimum annual commitments under non-cancelable service agreements as of December 31, 2014 for the dates stated:

Year	Commitment
2015	$917
2016	741
2017	26
2018	17
2019	6

Total contractual commitments	$1,707

Recent Accounting Pronouncements

Recent accounting pronouncements affecting us are described in the notes to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenith Bankshares, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheet of Xenith Bankshares, Inc. and Subsidiary (“the Company”) as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and Subsidiary at December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenith Bankshares, Inc.

We have audited the accompanying consolidated balance sheet of Xenith Bankshares, Inc. and subsidiary (“the Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 11, 2014

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$34,666	$24,944
Federal funds sold	4,533	5,749

Total cash and cash equivalents	39,199	30,693
Securities available for sale, at fair value	64,341	69,185
Securities held to maturity, at cost (fair value - $9,683)	9,279	—
Loans, net of allowance for loan and lease losses, 2014 - $6,247; 2013 - $5,305	744,626	536,500
Premises and equipment, net	8,010	5,069
Other real estate owned, net	1,140	199
Goodwill and other intangible assets, net	16,143	15,624
Accrued interest receivable	3,498	2,403
Deferred tax asset	6,343	4,345
Bank owned life insurance	14,106	9,690
Other assets	11,367	6,188

Total assets	$918,052	$679,896

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$465,253	$359,455
Savings	10,108	4,785
Time	297,550	204,958

Total deposits	772,911	569,198
Accrued interest payable	276	215
Borrowings	32,000	20,000
Supplemental executive retirement plan	2,295	—
Other liabilities	4,349	2,797

Total liabilities	811,831	592,210

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of December 31, 2014 and 2013; 8,381 shares issued and outstanding as of December 31, 2014 and 2013	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2014 and 2013; 12,929,834 shares issued and outstanding as of December 31, 2014 and 10,437,630 shares issued and outstanding as of December 31, 2013	12,930	10,438
Additional paid-in capital	86,016	71,797
Accumulated deficit	(560)	(1,758)
Accumulated other comprehensive loss, net of tax	(546)	(1,172)

Total shareholders’ equity	106,221	87,686

Total liabilities and shareholders’ equity	$918,052	$679,896

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands, except per share data)	December 31, 2014	December 31, 2013
Interest income
Interest and fees on loans	$29,338	$24,074
Interest on securities	1,532	1,249
Interest on federal funds sold and deposits in other banks	316	310

Total interest income	31,186	25,633

Interest expense
Interest on deposits	2,628	2,148
Interest on time certificates of $100,000 and over	1,473	964
Interest on federal funds purchased and borrowed funds	506	374

Total interest expense	4,607	3,486

Net interest income	26,579	22,147
Provision for loan and lease losses	3,220	1,486

Net interest income after provision for loan and lease losses	23,359	20,661

Noninterest income
Service charges on deposit accounts	603	442
Net (loss) gain on sale and write-down of other real estate owned and other collateral	(31)	324
Gain on sales of securities	428	291
Bargain purchase gain	42	—
Loss on the write-down of equipment and other assets	(23)	—
Increase in cash surrender value of bank owned life insurance	363	190
Other	297	449

Total noninterest income	1,679	1,696

Noninterest expense
Compensation and benefits	12,497	11,317
Occupancy	1,574	1,499
FDIC insurance	495	409
Bank franchise taxes	912	788
Technology	2,296	1,611
Communications	356	258
Insurance	339	297
Professional fees	1,597	1,083
Amortization of intangible assets	411	365
Guaranteed student loan servicing	595	138
Other	1,898	1,541

Total noninterest expense	22,970	19,306

Income before income tax expense	2,068	3,051
Income tax expense	786	1,065

Net income	1,282	1,986

Preferred stock dividend	(84)	(84)

Net income available to common shareholders	$1,198	$1,902

Earnings per common share (basic and diluted):	$0.10	$0.18

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands)	December 31, 2014	December 31, 2013
Net income	$1,282	$1,986
Other comprehensive income (loss), before taxes:
Securities available for sale:
Unrealized gain (loss) arising during the year	2,269	(3,186)
Reclassification adjustment for gains included in net income	(428)	(291)

Unrealized gain (loss) on available-for-sale securities	1,841	(3,477)

Securities held to maturity:
Unrealized loss transferred to held to maturity	(518)	—
Amortization of unrealized loss transferred from available for sale	50	—

Unrealized loss on held-to-maturity securities	(468)	—

Unrealized (loss) gain on derivative:
Unrealized (loss) gain arising during the year	(571)	164
Reclassification adjustment for losses included in net income	146	138

Unrealized (loss) gain on derivative	(425)	302

Other comprehensive income (loss), before taxes	948	(3,175)

Income tax (expense) benefit related to other comprehensive income (loss)	(322)	1,079

Comprehensive income (loss)	$1,908	$(110)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance - January 1, 2013	$8,381	$10,488	$71,414	$(3,660)	$924	$87,547

Net income	—	—	—	1,986	—	1,986
Share-based compensation expense	—	—	629	—	—	629
Repurchase of common stock	—	(50)	(246)	—	—	(296)
Dividend on preferred stock	—	—	—	(84)	—	(84)
Change in net unrealized loss on available-for-sale securities, net of tax of $1,182	—	—	—	—	(2,295)	(2,295)
Change in net unrealized gain on derivative, net of tax of $103	—	—	—	—	199	199

Balance - December 31, 2013	$8,381	$10,438	$71,797	$(1,758)	$(1,172)	$87,686

Net income	—	—	—	1,282	—	1,282
Share-based compensation	—	—	872	—	—	872
Issuance of common stock, net	—	918	4,692	—	—	5,610
Issuance of common stock for acquisition	—	1,618	8,871	—	—	10,489
Cash in lieu of fractional shares for acquisition	—	—	1	—	—	1
Repurchase of common stock	—	(44)	(221)	—	—	(265)
Dividend on preferred stock	—	—	—	(84)	—	(84)
Excess tax benefits on stock awards	—	—	4	—	—	4
Change in net unrealized gain on available-for-sale securities, net of tax of $626	—	—	—	—	1,215	1,215
Change in net unrealized loss on held-to-maturity securities, net of tax of $159	—	—	—	—	(309)	(309)
Change in net unrealized loss on derivative, net of tax of $145	—	—	—	—	(280)	(280)

Balance - December 31, 2014	$8,381	$12,930	$86,016	$(560)	$(546)	$106,221

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands)	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net income	$1,282	$1,986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,220	1,486
Depreciation and amortization	1,142	1,209
Net amortization of securities	416	620
Accretion of acquisition accounting adjustments	(1,960)	(2,644)
Deferred tax (benefit) expense	(422)	957
Gain on sales of securities	(428)	(291)
Share-based compensation expense	872	629
Bargain purchase gain	(42)	—
Net loss (gain) on sale and write-down of other real estate owned and other collateral	31	(324)
Loss on the write-down of equipment and other assets	23	—
Increase in cash surrender value of bank owned life insurance	(363)	(190)
Change in operating assets and liabilities:
Accrued interest receivable	(776)	(797)
Other assets	(2,384)	(98)
Accrued interest payable	22	(17)
Other liabilities	631	577

Net cash provided by operating activities	1,264	3,103

Cash flows from investing activities
Cash and cash equivalents acquired in bank acquisition	12,560	—
Proceeds from sales, maturities and calls of available-for-sale securities	52,591	26,527
Purchases of available-for-sale securities	(38,201)	(41,968)
Net increase in loans	(139,264)	(75,354)
Net proceeds from sale of other real estate owned and other collateral	214	401
Purchases of bank owned life insurance	—	(9,500)
Net purchase of premises and equipment	(356)	(516)
(Purchase) sale of FRB and FHLB stock	(335)	50

Net cash used in investing activities	(112,791)	(100,360)

Cash flows from financing activities
Net increase in demand and savings deposits	53,717	42,645
Net increase in time deposits	49,050	73,322
Proceeds from senior term loan	12,000	—
Issuance of common stock, net of issuance costs	5,615	—
Repurchase of common stock	(265)	(296)
Preferred stock dividend	(84)	(84)

Net cash provided by financing activities	120,033	115,587

Net increase in cash and cash equivalents	8,506	18,330
Cash and cash equivalents
Beginning of period	30,693	12,363

End of period	$39,199	$30,693

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$4,623	$3,502

Income taxes	$1,350	$295

Non-cash transfer of loans to foreclosed assets	$65	$327

Non-cash transactions related to bank acquisition
Assets acquired	$101,872	$—

Liabilities assumed	$103,900	$—

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

Note 1—Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of December 31, 2014, the company, through the Bank, operates eight full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and, as a result of the acquisition of Colonial Virginia Bank (“CVB”) that was completed on June 30, 2014, discussed below, two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in York County, Virginia, as a result of the acquisition of CVB.

Background

In December 2009, First Bankshares, Inc. (“First Bankshares”), the bank holding company for SuffolkFirst Bank, and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (the “First Bankshares Merger”), with First Bankshares being the surviving entity in the merger. At the effective time of the First Bankshares Merger, First Bankshares amended its amended and restated articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the First Bankshares Merger, SuffolkFirst Bank changed its name to Xenith Bank. Although the First Bankshares Merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes.

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

On June 30, 2014, the company completed the merger of CVB with and into the Bank, with the Bank being the surviving bank (the “CVB Acquisition”). In the CVB Acquisition, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. All fractional shares of Xenith Bankshares common stock that a CVB shareholder would otherwise have been entitled to receive as a result of the CVB Acquisition was aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $6.40 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, an aggregate of 1,618,186 shares of Xenith Bankshares common stock was issued and $658 in cash was paid to the former shareholders of CVB in exchange for their shares of CVB common stock.

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

Pursuant to the CVB Acquisition, the company acquired approximately $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change. CVB operated two full-services branches in Gloucester, Virginia, and one loan production office in York County, Virginia. The CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time.

In September 2014, the company issued and sold an aggregate of 880,000 shares of its common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million.

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

The effect of the revision on the line items within the company’s consolidated balance sheet as of December 31, 2013 was as follows:

	December 31, 2013
	As Reported	Revisions	As Revised
Loans held for sale	$3,363	$(3,363)	$—
Loans held for investment, net of allowance for loan and lease losses	533,137	3,363	536,500

The effect of the revision on the line items within the company’s consolidated statements of cash flows for the period ended December 31, 2013 was as follows:

	December 31, 2013
	As Reported	Revisions	As Revised
Change in operating assets and liabilities:
Originations of loans held for sale	$(456,845)	$456,845	$—
Proceeds from sales of loans held for sale	534,349	(534,349)	—
Net cash provided by operating activities	80,607	(77,504)	3,103
Cash flows from investing activities:
Net increase in loans held for investment	$(152,858)	$77,504	$(75,354)
Net cash used in investing activities	(177,864)	77,504	(100,360)

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management considers its most critical estimates susceptible to significant change to include the determination of the allowance for lease and loan losses and its related provision, the yield and impairment for purchased-credit impaired loans, and the determination of estimated fair values of acquired assets and assumed liabilities in connection with business combinations.

Accounting for Acquisitions

The First Bankshares Merger, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition were determined to be acquisitions of businesses and were accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), with the assets acquired and liabilities assumed pursuant to the business combinations recorded at estimated fair values as of the effective date of the respective acquisitions. The determination of fair values requires management to make estimates about future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made.

In accordance with the framework established by FASB ASC Topic 820, “Fair Value Measurements and Disclosure” (“ASC 820”), the company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed below.

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

3.	debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from net income. Such unrealized gains and losses are reported in other comprehensive income (“OCI”), net of tax, and as a separate component of shareholders’ equity, net of tax.

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

Securities transferred into the held-to-maturity category from the available-for-sale category are recorded at fair value at the date of transfer. Unrealized gains or losses included in the securities’ carrying value at the date of transfer are accreted over the remaining life of the security. A like amount of unrealized gain or loss recognized in OCI is amortized over the remaining life of the security. The result is no effect on future net income. As of December 31, 2014, the company held no trading securities.

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

Management considers loans to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors that influence management’s judgments include payment history, source of repayment and value of any collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk ratings and loan review. Impaired loans are measured using either the discounted expected cash flows or the value of collateral (less costs of disposal). All nonperforming loans are considered to be impaired loans.

Acquired loans pursuant to a business combination are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan and lease losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a level yield or effective interest method. Any change in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan and lease losses.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). A portion of the loans acquired in the VBB Acquisition and CVB Acquisition were deemed by management to be credit-impaired loans qualifying for accounting under ASC 310-30.

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

ASC 310-30 requires periodic re-evaluation of expected cash flows for purchased credit-impaired loans subsequent to acquisition date. Decreases in the amount or timing of expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The new accretable yield is recognized in income over the remaining period of expected cash flows from the loan. The company re-evaluates expected cash flows no less frequent than annually and generally on a quarterly basis.

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

In evaluating loans accounted for under ASC 310-30, management must periodically re-estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including management’s knowledge of the borrower’s financial condition at the time of measurement, historical payment activity, and the estimated liquidation value of underlying collateral, in addition to other factors. Upon re-estimation, any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan and lease losses in net income and a component of the company’s allowance for loan and lease losses. A subsequent improvement in the expected timing or amount of future cash flows for those loans could result in the reduction of the allowance for loan and lease losses and an increase in our net income.

In evaluating the company’s acquired guaranteed student loans, the allowance for loan and lease losses is based on historical and expected default rates for these and similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guaranty.

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

Premises, Equipment and Depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation or amortization. Premises and equipment acquired pursuant to a business combination are recorded at estimated fair values as of the acquisition date. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over a term that includes the remaining lease term and probable renewal periods. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred. The costs of major additions and improvements are capitalized and depreciated over their estimated useful lives. Depreciable lives for major categories of assets are as follows:

Building and improvements	15 to 40 years
Equipment, furniture and fixtures	3 to 20 years

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. The company’s recorded goodwill results from the First Bankshares Merger. Management has concluded that none of its recorded goodwill was impaired as of the testing date, which was October 31, 2014. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. The company’s core deposit intangibles were acquired in the First Bankshares Merger, the Paragon Transaction, and the CVB Acquisition and are being amortized on a straight-line basis over ten years. The company has not identified any events or circumstances that would indicate impairment in the carrying amounts of other intangibles.

The company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Operating Leases

The company has operating leases for five of its locations. The lease agreements for certain locations contain rent escalation clauses, rent holidays and leasehold improvement allowances. Scheduled rent escalations during the lease terms, rental payments commencing at a date other than the date of initial occupancy, and leasehold improvement allowances received are recognized on a straight-line basis over the terms of the leases in occupancy expense in the consolidated statements of operations. Liabilities related to the difference between actual payments and the straight-lining of rent are recorded in other liabilities on the consolidated balance sheets.

Income Taxes

The company computes its income taxes under the asset and liability method in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are evaluated for recoverability, and a valuation allowance is provided until it is more likely than not that these tax benefits will be realized. The evaluation of the recoverability of deferred tax assets requires management to make significant judgments regarding the reversals of temporary differences and future profitability, among other items.

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

Derivatives designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

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

Fair Value

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

ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Note 3—Business Combination

The company has accounted for the CVB Acquisition under the acquisition method of accounting, whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014. Fair value estimates were based on management’s assessment of the best information available and are preliminary and subject to change. The final determination of estimated fair values of assets and liabilities will be made when all necessary information becomes available and management has completed its analysis. The CVB Acquisition provides the opportunity for growth in one of the Bank’s target markets and allows the Bank to leverage its existing infrastructure.

The following table presents the preliminary allocation of the consideration paid to the acquired assets and assumed liabilities in the CVB Acquisition as of the acquisition date. The preliminary allocation results in a bargain purchase gain of $42 thousand.

Fair value of assets acquired:
Cash and cash equivalents	$12,560
Securities available for sale	17,439
Loans	70,051
Premises and equipment	3,338
Other real estate owned	1,186
Core deposit intangible	930
Accrued interest receivable	318
Deferred tax asset	1,898
Bank owned life insurance	4,054
Other assets	2,658

Total assets	$114,432

Fair value of liabilities assumed:
Deposits	$100,985
Accrued interest payable	39
Supplemental executive retirement plan	2,277
Other liabilities	599

Total liabilities	$103,900

Net identifiable assets acquired	$10,532

Consideration paid:
Company’s common shares issued	1,618,186
Purchase price per share (1)	$6.40

Value of common stock issued	10,356
Estimated fair value of stock options	133
Cash in lieu of fractional shares	1

Total consideration paid	$10,490

Bargain purchase gain	$42

(1)	The value of the shares of common stock exchanged for shares of CVB common stock was based upon the closing price of the company’s common stock at June 27, 2014, the last trading day prior to the date of completion of the CVB Acquisition.

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

The following table presents the effect of the CVB Acquisition on the company, as if the merger had occurred at the beginning of the years ended December 31, 2014 and 2013, on a pro forma basis. Merger-related costs of $1.3 million for the year ended December 31, 2014, which are included in the company’s consolidated statements of operations, are not included in the pro forma information below. CVB’s merger-related costs of $407 thousand for the six months ended June 30, 2014, which were incurred prior to the completion of the CVB Acquisition are not included in the company’s consolidated statements of operations, and are also not included in the pro forma information below. Net income includes pro forma adjustments for the amortization of core deposit intangibles. An effective income tax rate of 34% was used in determining pro forma net income.

	For the Years Ended December 31,
	2014	2013
Revenue (net interest income plus noninterest income)	$30,794	$28,673
Net income	$2,401	$2,442
Earnings per common share (basic and diluted)	$0.19	$0.19

Note 4—Restrictions on Equity Securities and Cash

As a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank is required to own shares of Federal Reserve stock in an amount equal to 0.06% of total capital stock and surplus. As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to own shares of FHLB capital stock in an amount equal to at least 0.09% of total assets plus 4.50% of any outstanding advances.

Federal Reserve stock and FHLB stock are carried at cost. As of December 31, 2014 and 2013, the Bank had $5.0 million and $4.2 million, respectively, in Federal Reserve and FHLB stock, which is included in other assets on the company’s consolidated balance sheets.

Additionally, to comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement for the weeks closest to December 31, 2014 and 2013 was $9.4 million and $8.5 million, respectively.

Note 5—Securities

The following tables present the book value and fair value of available-for-sale and held-to-maturity securities as of the dates stated:

	December 31, 2014
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$131	$(101)	$11,543
- Variable rate	4,136	106	(3)	4,239
Municipals - fixed rate
- Tax exempt	37,825	87	(165)	37,747
- Taxable	847	1	—	848
Collateralized mortgage obligations - fixed rate	9,974	55	(65)	9,964

Total securities available for sale	64,295	380	(334)	64,341

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	404	—	9,683

Total securities held to maturity	9,279	404	—	9,683

Total securities	$73,574	$784	$(334)	$74,024

	December 31, 2013
		Gross Unrealized
	Book Value	Gains	(Losses)	Fair Value
Mortgage-backed securities
- Fixed rate	$45,693	$368	$(724)	$45,337
- Variable rate	4,903	77	(128)	4,852
Municipals - fixed rate
- Taxable	9,810	—	(840)	8,970
- Tax exempt	1,634	—	(61)	1,573
Collateralized mortgage obligations - fixed rate	8,940	57	(544)	8,453

Total securities available for sale	$70,980	$502	$(2,297)	$69,185

As of December 31, 2014 and 2013, the company had available-for-sale securities with a fair value of $8.7 million and $6.3 million, respectively, pledged as collateral for public deposits.

The following table presents the book value and fair value of securities by contractual maturity as of the date stated:

	December 31, 2014
	Available for Sale		Held to Maturity
	Book Value	Fair Value	Book Value	Fair Value
Due within one year	$305	$305	$—	$—
Due after one year through five years	546	547	—	—
Due after five years through ten years	3,554	3,615	8,339	8,686
Due after ten years	59,890	59,874	940	997

Total securities	$64,295	$64,341	$9,279	$9,683

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	December 31, 2014
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	3	$—	$—	$8,682	$(101)	$8,682	$(101)
- Variable rate	1	2,789	(3)	—	—	2,789	(3)
Municipals - fixed rate
- Tax exempt	11	19,353	(165)	—	—	19,353	(165)
- Taxable	1	301	—	—	—	301	—
Collateralized mortgage obligations - fixed rate	2	—	—	3,767	(65)	3,767	(65)

Total securities available for sale	18	22,443	(168)	12,449	(166)	34,892	(334)

Total securities	18	$22,443	$(168)	$12,449	$(166)	$34,892	$(334)

	December 31, 2013
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
- Fixed rate	10	$26,610	$(724)	$—	$—	$26,610	$(724)
- Variable rate	2	3,214	(128)	—	—	3,214	(128)
Municipals - fixed rate
- Taxable	5	8,069	(697)	901	(143)	8,970	(840)
- Tax exempt	1	1,573	(61)	—	—	1,573	(61)
Collateralized mortgage obligations - fixed rate	3	6,361	(544)	—	—	6,361	(544)

Total securities	21	$45,827	$(2,154)	$901	$(143)	$46,728	$(2,297)

All securities held as of December 31, 2014 were investment grade. The unrealized loss position at December 31, 2014 was directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at December 31, 2014, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at December 31, 2014; therefore, no other-than-temporary impairment charge has been recognized in net income.

Note 6—Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	December 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$359,243	47.9%	$249,687	46.1%
Commercial real estate	267,489	35.6%	172,711	31.9%
Residential real estate	40,859	5.4%	22,004	4.1%
Consumer	11,456	1.5%	3,191	0.6%
Guaranteed student loans	71,780	9.6%	94,028	17.4%
Overdrafts	46	0.0%	184	0.0%

Total loans	$750,873	100.0%	$541,805	100.0%
Allowance for loan and lease losses	(6,247)		(5,305)

Total loans, net of allowance	$744,626		$536,500

Total loans include unearned fees, net of capitalized origination costs, of $297 thousand and $244 thousand, respectively, for the years ended December 31, 2014 and 2013. As of December 31, 2014, $234.9 million of loans were pledged as collateral for borrowing capacity.

During the third and fourth quarters of 2013, the company began purchasing guaranteed student loans, which were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program, under which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders.

As of December 31, 2014, the company had $71.8 million of guaranteed student loans recorded as loans held for investment on its consolidated balance sheet. This balance includes premium and acquisition costs of $1.9 million and $1.0 million, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans carry an approximate 98% federal government guaranty of principal and accrued interest.

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

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$462	$150	$524	$—	$1,136
Commercial real estate	3,636	—	2,648	—	6,284
Residential real estate	126	10	908	—	1,044
Consumer	158	—	56	—	214

Total purchased credit-impaired loans	4,382	160	4,136	—	8,678

Originated and other purchased loans:
Commercial and industrial	347,938	6,458	3,711	—	358,107
Commercial real estate	254,540	2,934	3,731	—	261,205
Residential real estate	37,818	765	1,232	—	39,815
Consumer	11,065	36	141	—	11,242
Guaranteed student loans	71,780	—	—	—	71,780
Overdrafts	46	—	—	—	46

Total originated and other purchased loans	723,187	10,193	8,815	—	742,195

Total loans	$727,569	$10,353	$12,951	$—	$750,873

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$138	$116	$1,501	$	$1,755
Commercial real estate	3,256	957	3,360		7,573
Residential real estate	360	—	322		682
Consumer	—	—	140		140

Total purchased credit-impaired loans	3,754	1,073	5,323	—	10,150

Originated and other purchased loans:
Commercial and industrial	241,880	1,874	4,178	—	247,932
Commercial real estate	163,142	1,409	587	—	165,138
Residential real estate	20,654	132	536	—	21,322
Consumer	2,849	—	202	—	3,051
Guaranteed student loans	94,028	—	—	—	94,028
Overdrafts	184	—	—	—	184

Total originated and other purchased loans	522,737	3,415	5,503	—	531,655

Total loans	$526,491	$4,488	$10,826	$—	$541,805

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	December 31, 2014	December 31, 2013
Balance at beginning of period	$5,305	$4,875
Charge-offs:
Commercial and industrial	30	51
Commercial real estate	—	815
Residential real estate	161	52
Consumer	19	16
Guaranteed student loans	1,887	—
Overdrafts	23	9

Total charge-offs	2,120	943

Recoveries:
Commercial and industrial	2	—
Commercial real estate	5	—
Residential real estate	—	—
Consumer	1	—
Guaranteed student loans	—	—
Overdrafts	7	2

Total recoveries	15	2

Net charge-offs	2,105	941

Provision for loan and lease losses	3,220	1,486
Amount for unfunded commitments	(107)	(115)
Other (1)	(66)	—

Balance at end of period	$6,247	$5,305

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

During 2014 and as a result of a comment received in the Bank’s most recent regulatory examination, the company charged off that portion of its guaranteed student loans that were (1) not subject to federal government guaranty and (2) greater than 120 days past due and have a high probability of loss. Probability of loss was determined by recent loss migration analysis. Such recent loss migration analysis and the acceleration of charging off a portion of these loans resulted in an increase to provision expense for guaranteed student loans in 2014.

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	December 31, 2014
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$34	$34	$—
Commercial real estate	182	182	—
Residential real estate	36	36	—
Consumer	—	—	—

Total purchased credit-impaired loans	252	252	—

Originated and other purchased loans
Commercial and industrial	2,174	326	1,848
Commercial real estate	3,577	123	3,454
Residential real estate	139	22	117
Consumer	—	—	—
Guaranteed student loans	105	—	105

Total originated and other purchased loans	5,995	471	5,524

Total allowance for loan and lease losses	$6,247	$723	$5,524

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,136	$989	$147
Commercial real estate	6,284	3,112	3,172
Residential real estate	1,044	554	490
Consumer	214	—	214

Total purchased credit-impaired loans	8,678	4,655	4,023

Originated and other purchased loans
Commercial and industrial	358,107	2,690	355,417
Commercial real estate	261,205	2,833	258,372
Residential real estate	39,815	384	39,431
Consumer	11,288	—	11,288
Guaranteed student loans	71,780	—	71,780

Total originated and other purchased loans	742,195	5,907	736,288

Total loans	$750,873	$10,562	$740,311

	December 31, 2013
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$88	$88	$—
Commercial real estate	298	298	—
Residential real estate	5	5	—
Consumer	—	—	—

Total purchased credit-impaired loans	391	391	—

Originated and other purchased loans
Commercial and industrial	2,060	204	1,856
Commercial real estate	2,458	—	2,458
Residential real estate	189	5	184
Consumer	12	—	12
Guaranteed student loans	195	—	195

Total originated and other purchased loans	4,914	209	4,705

Total allowance for loan and lease losses	$5,305	$600	$4,705

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,755	$1,537	$218
Commercial real estate	7,573	4,404	3,169
Residential real estate	682	140	542
Consumer	140	—	140

Total purchased credit-impaired loans	10,150	6,081	4,069

Originated and other purchased loans
Commercial and industrial	247,932	3,989	243,943
Commercial real estate	165,138	471	164,667
Residential real estate	21,322	492	20,830
Consumer	3,235	8	3,227
Guaranteed student loans	94,028	—	94,028

Total originated and other purchased loans	531,655	4,960	526,695

Total loans	$541,805	$11,041	$530,764

The following tables present loans that were individually evaluated for impairment, by loan type, as of the date stated. The table presents those loans with and without an allowance, and various additional data, for the periods stated.

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$336	$1,439	$—	$399	$—
Commercial real estate	855	1,230	—	901	—
Residential real estate	181	216	—	188	—
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,492	1,514	—	1,567	26
Commercial real estate	2,648	3,066	—	2,658	61
Residential real estate	173	173	—	177	—
Consumer	—	—	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	653	650	34	691	47
Commercial real estate	2,257	2,365	182	2,310	154
Residential real estate	373	405	36	361	—
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,198	1,198	326	1,247	—
Commercial real estate	184	201	123	184	—
Residential real estate	212	212	22	216	—
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$10,562	$12,669	$723	$10,899	$288

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$300	$1,278	$—	$341	$—
Commercial real estate	1,604	2,531	—	1,954	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	3,113	3,206	—	3,001	159
Commercial real estate	471	471	—	765	—
Residential real estate	444	474	—	447	8
Consumer	8	8	—	10	1
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	1,238	1,297	88	1,291	50
Commercial real estate	2,800	3,085	298	2,934	197
Residential real estate	140	150	5	142	2
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	875	897	204	929	—
Commercial real estate	—	—	—	—	—
Residential real estate	48	48	5	48	—
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$11,041	$13,445	$600	11,862	417

Pursuant to the First Bankshares Merger, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition, the acquired loans were adjusted to estimated fair value. The allowance for loan and lease losses does not include the remaining fair value adjustments (discounts) recorded as a result of these transactions.

Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million was related to $40.2 million of purchased credit-impaired loans. Of the $3.0 million discount recorded on the CVB Acquisition, $1.1 million was related to $4.6 million of purchased credit-impaired loans. The remaining fair value adjustment on the VBB and CVB purchased credit-impaired loans, as of December 31, 2014, was $1.8 million and $666 thousand, respectively. The carrying value of the VBB and CVB purchased impaired loans, as of December 31, 2014, was approximately $6.3 million and $2.3 million, respectively, which is net of any impairment charges recorded subsequent to acquisition.

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

The following table presents the accretion activity related to acquired loans as of the dates stated:

	December 31, 2014	December 31, 2013
Balance at beginning of period	$4,441	$8,133
Additions	3,046	—
Accretion (1)	(1,922)	(2,644)
Disposals (2)	(51)	(1,048)
Other (3)	66	—

Balance at end of period	$5,580	$4,441

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	December 31, 2014
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$696	$222	$218	$440	$1,136
Commercial real estate	5,567	629	88	717	6,284
Residential real estate	668	230	146	376	1,044
Consumer	203	—	11	11	214

Total purchased credit-impaired loans	7,134	1,081	463	1,544	8,678

Originated and other purchased loans:
Commercial and industrial	356,511	873	723	1,596	358,107
Commercial real estate	258,975	1,490	740	2,230	261,205
Residential real estate	38,891	702	222	924	39,815
Consumer	11,140	113	35	148	11,288
Guaranteed student loans	46,821	12,025	12,934	24,959	71,780

Total originated and other purchased loans	712,338	15,203	14,654	29,857	742,195

Total loans	$719,472	$16,284	$15,117	$31,401	$750,873

	December 31, 2013
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$721	$1,034	$—	$1,034	$1,755
Commercial real estate	7,556	—	17	17	7,573
Residential real estate	682	—	—	—	682
Consumer	140	—	—	—	140

Total purchased credit-impaired loans	9,099	1,034	17	1,051	10,150

Originated and other purchased loans:
Commercial and industrial	247,151	—	781	781	247,932
Commercial real estate	165,138	—	—	—	165,138
Residential real estate	20,709	228	385	613	21,322
Consumer	3,231	4	—	4	3,235
Guaranteed student loans	50,153	43,875	—	43,875	94,028

Total originated and other purchased loans	486,382	44,107	1,166	45,273	531,655

Total loans	$495,481	$45,141	$1,183	$46,324	$541,805

Guaranteed student loans comprised $12.0 million of the total amounts that were past due 30-89 days and $12.9 million of the total amounts that were past due 90 days or greater as of December 31, 2014. These loans are nearly 98% guaranteed as to principal and interest. Pursuant to the guaranty, the company may make a claim for payment on a loan after a period of 270 days during which no payment has been made on the loan.

The following table presents nonaccrual loans and OREO as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to principal or interest or when there is serious doubt as to collectability, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. The federal guaranty on guaranteed student loans covers both principal and accrued interest until the date a claim against the guaranty, if any, is paid.

	December 31, 2014	December 31, 2013
Purchased credit-impaired loans:
Commercial and industrial	$463	$392
Commercial real estate	2,105	328
Residential real estate	962	168
Consumer	8	—

Total purchased credit-impaired loans	3,538	888

Originated and other purchased loans:
Commercial and industrial	2,311	1,994
Commercial real estate	930	555
Residential real estate	594	385
Consumer	4	—

Total originated and other purchased loans	3,839	2,934

Total nonaccrual loans	$7,377	$3,822
Other real estate owned	1,140	199

Total nonperforming assets	$8,517	$4,021

In accordance with Accounting Standards Update (“ASU”) No. 2011-02, “Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” the company assesses all restructurings for potential identification as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Modifications of terms for loans that are included as TDRs may involve a change in the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	December 31, 2014	December 31, 2013
Performing TDRs:
Commercial and industrial	$2,735	$1,030
Commercial real estate	1,913	908
Residential real estate	87	—
Consumer	—	—

Total performing TDRs	$4,735	$1,938

Nonperforming TDRs:
Commercial and industrial	$—	$1,940
Commercial real estate	33	17
Residential real estate	265	120
Consumer	—	—

Total nonperforming TDRs	$298	$2,077

Total TDRs	$5,033	$4,015

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated. Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date. These loans are included in the rate modification columns below.

	December 31, 2014
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,149	$1,586	$2,735
Commercial real estate	5	—	1,946	1,946
Residential real estate	3	87	265	352
Consumer	—	—	—	—

Total TDRs	16	$1,236	$3,797	$5,033

	December 31, 2013
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,159	$1,812	$2,971
Commercial real estate	3	908	17	925
Residential real estate	1	—	119	119
Consumer	—	—	—	—

Total TDRs	12	$2,067	$1,948	$4,015

During the years ended December 31, 2014 and 2013, the company identified six and eight loans, respectively, as TDRs, which totaled $2.7 million and $2.5 million, respectively, and are included in the tables above. During the years ended December 31, 2014 and 2013, one and two loans, respectively, totaling $125 thousand and $137 thousand, respectively, had not complied with the terms of the restructuring.

Note 7—Goodwill and Other Intangible Assets

Goodwill of $13.0 million was recorded in the allocation of the purchase price for the First Bankshares Merger. Core deposit intangibles of $3.7 million were recorded in the allocation of the consideration in the First Bankshares Merger and the Paragon Transaction, and an additional $930 thousand of core deposit intangibles was recorded in the allocation of consideration paid in the CVB Acquisition.

The following table presents goodwill and other intangible assets as of the dates stated:

	December 31, 2014	December 31, 2013
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$3,710
Accumulated amortization	(1,486)	(1,075)

Net core deposit intangibles	3,154	2,635

Unamortizable goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$16,143	$15,624

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2015	$458
2016	458
2017	458
2018	458
2019	458
Thereafter	864

Total	$3,154

Note 8—Premises and Equipment

The following table presents premises and equipment as of the dates stated:

	December 31, 2014	December 31, 2013
Land	$2,352	$1,040
Building and leasehold improvements	7,055	4,436
Equipment, furniture and fixtures	4,536	4,849
Vehicles	69	69

Total premises and equipment	14,012	10,394
Less: accumulated depreciation and amortization	(6,002)	(5,325)

Premises and equipment, net	$8,010	$5,069

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2014 and 2013 was $730 thousand and $844 thousand, respectively.

Note 9—Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	December 31, 2014	December 31, 2013
Noninterest-bearing demand deposits	$121,230	$116,083
Interest-bearing:
Demand and money market	344,023	243,372
Savings deposits	10,108	4,785
Time deposits of $100,000 or more	213,920	146,834
Other time deposits	83,630	58,124

Total deposits	$772,911	$569,198

The following table presents time deposit accounts by year of maturity and weighted average interest rates for the next five years, as of December 31, 2014:

	Total	Weighted Average Rate
2015	$170,266	0.66%
2016	98,563	1.07%
2017	15,784	1.23%
2018	3,809	1.25%
2019	9,128	1.33%

Total time deposits	$297,550

Note 10—Derivatives

Cash Flow Hedge

The company is a party to three interest rate swap agreements. Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreements without exchange of the underlying notional amount of $20 million. Pursuant to the other agreements, the company has minimized its exposure to interest rate movements beginning at a specified future date without exchange of the underlying notional amount of $17.5 million. As of December 31, 2014, the company’s three interest rate swaps were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in AOCI and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the period ended December 31, 2014, the ineffective portion of the derivative was insignificant. The amount reported in AOCI related to cash flow hedges, as of December 31, 2014, was a loss of $267 thousand, net of a tax benefit of $138 thousand. As of December 31, 2014 and 2013, an asset of $0 thousand and $192 thousand, respectively, was recorded in other assets on the consolidated balance sheets related to these derivatives. As of December 31, 2014 and 2013, a hedge liability of $423 thousand and $191 thousand, respectively, was recorded in other liabilities on the consolidated balance sheets related to these derivatives.

The following table presents the effects of the derivatives recorded in OCI on the consolidated statements of comprehensive income, as of the dates stated:

	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion) December 31,		Classification of Loss Reclassified from AOCI into Income	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion) December 31,
	2014	2013	(Effective Portion)	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate products	$(571)	$164	Interest expense	$(146)	$(138)

Total derivatives in cash flow hedging relationships	$(571)	$164		$(146)	$(138)

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in interest income on the consolidated statements of operations. As of December 31, 2014, $809 thousand was recorded in other assets and $852 thousand was recorded in other liabilities related to non-designated hedges. As of December 31, 2013, $135 thousand was recorded in other assets and $113 thousand was recorded in other liabilities related to non-designated hedges. For the years ended December 31, 2014 and 2013, income of $39 thousand and $204 thousand, respectively, was recorded in net income related to non-designated hedges.

The company has minimum collateral requirements with its counterparties for both cash flow hedges and non-hedge derivatives which contain provisions, whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. As of December 31, 2014, the valuation of these derivatives surpassed the contractually specified minimum transfer amounts of $250 thousand, and $1.5 million had been pledged as collateral under the agreements. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Note 11—Borrowings

Short-term borrowing sources include federal funds purchased and the FHLB. The Bank has a $25.0 million credit line with its primary correspondent bank, which can be terminated at any time. The Bank also has five uncommitted lines of credit by national banks to borrow federal funds up to $63.0 million on an unsecured basis. The lines of credit are not confirmed lines or loans and can be cancelled at any time by the lender. One line for $15.0 million expires September 2015, and one line for $5.0 million expires June 2015, if not cancelled earlier. The other three lines for $43.0 million have no stated termination date and can be cancelled at any time. As of December 31, 2014, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

The Bank also has secured facilities with the FHLB and the Federal Reserve Bank. Credit availability under the FHLB facility was $271.9 million based on 30% of total assets as of the most recent prior quarter-end and with lendable collateral of $41.0 million, as of December 31, 2014. Credit availability under the Federal Reserve Bank facility, as of December 31, 2014, was $134.9 million, which is also based on pledged collateral. At December 31, 2014 and 2013, the Bank had no federal funds purchased or other short-term borrowings.

Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB and Federal Reserve Bank short-term borrowings.

At December 31, 2014 and 2013, the Bank had one long-term FHLB borrowing of $20.0 million collateralized by whole loans. The borrowing is a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly and matures on September 28, 2015. In connection with a modification of the borrowing in 2011, the Bank paid a fee of $533 thousand, which is being recognized as interest expense over the remaining term of the borrowing. The amount to be expensed, as of December 31, 2014, is $89 thousand and is recorded in other assets on the company’s consolidated balance sheet. As discussed above, the Bank has entered into a cash flow hedge that effectively converts this adjustable rate borrowing to a fixed rate borrowing. For the period ended December 31, 2014, the effective interest rate, including the effect of the prepayment fee and cash flow hedge, was 1.85%. Interest is payable on a quarterly basis on convertible borrowings until maturity.

On September 30, 2014, the company entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15.0 million (the “Credit Agreement”). The company borrowed $12.0 million upon the closing of the Credit Agreement on September 30, 2014 and has the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015. The term loans are repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in quarterly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement will bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured, but the lender has the benefit of a negative pledge on all of the outstanding capital stock of the Bank. For the period ended December 31, 2014, the effective interest rate on the unsecured senior term loan was 3.9%.

The Credit Agreement contains financial covenants that require: (1) the company to be, and to cause the Bank to be “well-capitalized”, as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of non-performing assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to non-performing loans to be at least equal to 70% at all times, and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of December 31, 2014, the company and the Bank, as applicable, were in compliance with these financial covenants.

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

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are recovered or settled. The company had no unrecognized tax benefits recorded as of December 31, 2014 and 2013.

The following table presents the components of the net deferred tax asset as of the dates stated. The company has concluded that it is more likely than not that its deferred tax assets will be utilized in future periods; therefore, no valuation allowance is recorded against all or a portion of its deferred tax assets.

	December 31, 2014	December 31, 2013
Deferred tax assets
Allowance for loan and lease losses	$2,999	$2,900
Start-up costs	1,640	1,804
Incentives related to leases	98	95
Compensation related	587	215
SERP related	762	—
Unrealized losses on derivatives	137	—
Unrealized losses on securities	159	610
Interest on nonaccrual loans	114	40
Fixed asset related	86	83
Basis in acquired loans	732	—
Basis in acquired OREO	357	—
Other acquisition accounting adjustments	87	—
Other tax assets	13	15

Gross deferred tax assets	7,771	5,762

Deferred tax liabilities
Unearned loan costs in excess of loan fees	313	314
Basis in acquired loans	546	813
Basis in acquired OREO	—	25
Core deposit intangibles	518	258
Unrealized gains on derivatives	—	7
Unrealized gains/expenses related to OREO	9	—
Unrealized gains on securities	42	—

Gross deferred tax liabilities	1,428	1,417

Net deferred tax asset	$6,343	$4,345

The following table presents current and deferred income tax expense for the dates stated:

	December 31, 2014	December 31, 2013
Income before income tax expense	$2,068	$3,051

Current income tax expense	$1,208	$108
Deferred income tax (benefit) expense	(422)	957

Total income tax expense	$786	$1,065

The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	December 31, 2014		December 31, 2013
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$703	34.00%	$1,037	34.00%
Meals and entertainment	16	0.79%	9	0.31%
Share-based compensation	68	3.29%	86	2.80%
Transaction-related expenses	152	7.36%	—	0.00%
Tax exempt income	(146)	-7.05%	(67)	-2.21%
Other	(7)	-0.39%	—	0.00%

Income tax expense reported	$786	38.00%	$1,065	34.90%

Note 13—Earnings per Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated. Weighted average shares outstanding for the calculation of basic earnings per share include vested restricted stock units. The number of shares is in thousands.

	For the Years Ended December 31,
	2014	2013
Net income	$1,282	$1,986
Preferred stock dividend	(84)	(84)

Net income available to common shareholders	$1,198	$1,902

Weighted average shares outstanding, basic	11,535	10,491
Dilutive shares	161	51

Weighted average shares outstanding, diluted	11,696	10,542

Earnings per common share, basic	$0.10	$0.18

Earnings per common share, diluted	$0.10	$0.18

Note 14—Share Repurchase Program

In July 2013, the company’s board of directors authorized a share repurchase program permitting the company to repurchase in the open market or otherwise up to 210,000 of shares of the company’s outstanding common stock. The authorization has no time limit. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time.

The company repurchased the following shares of common stock, pursuant to the repurchase program for the periods stated. The repurchases were made using available cash resources and occurred in the open market.

	For the Years Ended December 31,
	2014	2013
Shares of common stock repurchased	43,900	50,430
Total price paid for common stock repurchased	$265	$296
Average price paid per common share	$6.04	$5.88

Note 15—Share-based Compensation

The company has three share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options under this plan, 94,493 options were granted to First Bankshares directors and key employees under the plan and were fully vested. These stock options remained outstanding following the First Bankshares Merger and are exercisable for shares of the company’s common stock. Of these stock options, 0 and 20,680 remained outstanding at December 31, 2014 and 2013, respectively. The company does not intend to grant any additional awards under this plan.

The 2012 Xenith Bankshares, Inc. Stock Incentive Plan (the “2012 Plan”), which amended and restated the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), was approved by the company’s shareholders in May 2012. The 2012 Plan was amended and the amendmens were approved by the company’s shareholders in May 2014. The 2012 Plan covers all of the formerly awarded options under the 2009 Plan as well as any awards made since May 2012. Under the 2012 Plan, the company may grant options to purchase common stock, restricted stock and restricted stock units to the company’s directors, officers and employees. As of December 31, 2014, there were 1,726,927 shares of the company’s common stock available for grant under the 2012 Plan.

In connection with the CVB Acquisition, the company adopted the 2004 Equity Compensation Plan of CVB (the “CVB Equity Plan”), which was for directors and key employees of CVB. An aggregate of 39,004 options to purchase shares of CVB common stock outstanding at the effective date of the CVB Acquisition were converted into an aggregate of 103,355 options to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio. All options were fully vested at the effective date of the CVB Acquisition. These stock options remained outstanding following the CVB Acquisition and are exercisable for shares of the company’s common stock. Of these stock options, 28,222 remained outstanding at December 31, 2014. The company does not intend to grant any additional awards under the CVB Equity Plan.

Restricted stock and units awarded under the 2012 Plan generally vest over one or three years. Stock options awarded under the 2012 Plan generally vest over three years and expire ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant.

The following table summarizes stock option activity for the periods stated:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2012	826,106	$6.53	365,781	$9.51
Granted	1,000	5.72
Exercised	—	—
Forfeited/expired	(47,516)	6.95

Balance at December 31, 2013	779,590	6.51	499,564	$7.84
Granted	103,355	6.79
Exercised	(14,586)	3.97
Forfeited/expired	(75,877)	9.91

Balance at December 31, 2014	792,482	$6.44	681,272	$6.82

A summary of stock options outstanding and exercisable as of December 31, 2014 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Total Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Total Aggregate Intrinsic Value
2.55 - 3.90	153,425	7.06	$3.56	$435,315	126,586	7.05	$3.55	$360,917
4.01 - 4.72	359,250	7.33	4.31	751,977	275,546	7.22	4.33	570,544
5.33 - 6.61	32,372	5.63	5.96	14,673	31,705	5.56	5.97	14,219
8.31 - 11.49	247,435	4.79	11.37	—	247,435	4.79	11.37	—

	792,482	6.42	$6.44	$1,201,965	681,272	6.10	$6.82	$945,680

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatility of the company’s stock. The company estimates option exercises and forfeitures within the valuation model. All options are expected to vest, and no dividends are assumed. Changes in the fair value of options (in the event of an award modification) are reflected as an adjustment to compensation expense in the period in which the change occurs. The risk-free rate for the period within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table presents the assumptions for the periods stated:

	2014	2013
Expected life in years	2.3	6.0
Expected volatility	50.0%	50.0%
Risk-free interest rate	0.02 - 1.89%	1.63%
Weighted average risk-free rate	0.57%	1.63%

The following table summarizes non-vested stock option activity for the periods stated:

	Stock Options	Weighted Average Grant-Date Fair Value
Balance at December 31, 2012	460,325	$1.92
Granted	1,000	2.78
Vested	174,632	2.03
Forfeited/expired	(6,667)	1.70

Balance at December 31, 2013	280,026	$1.95
Granted	103,355	1.29
Vested	272,171	1.21
Forfeited/expired	—	—

Balance at December 31, 2014	111,210	$1.94

The following table summarizes non-vested restricted stock activity, including restricted stock units, for the year ended December 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2012	—
Granted	91,153	$5.78
Vested	24,071	5.73
Forfeited/expired	(2,878)	5.79

Balance at December 31, 2013	64,204	$5.80
Granted	130,920	6.01
Vested	84,964	5.95
Forfeited/expired	—	—

Balance at December 31, 2014	110,160	$5.94

Total share-based compensation expense for the years ended December 31, 2014 and 2013 was $872 thousand and $629 thousand, respectively. As of December 31, 2014, total unrecognized compensation cost related to non-vested awards was $547 thousand, expected to be recognized over a weighted-average period of 0.49 years.

Note 16—401(k) Plan

The company has a 401(k) defined contribution plan covering all eligible employees. There are no age or service requirements. The company has elected to provide a safe harbor matching contribution of 100% of the first 1% of contributions made by the employee and 50% of the next 5% of contributions. The company had expense of $327 thousand and $296 thousand for the years ended December 31, 2014 and 2013, respectively, for plan matching contributions.

Note 17—Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (the “SERP”). The SERP provides for the payment of supplemental retirement benefits to three former CVB executives. Benefits under the SERP accrue over the service period of the employees; however, upon a change of control, the employees become fully vested in the retirement benefit, and there is no future service obligation. The CVB Acquisition constituted a change of control under the terms of the SERP; therefore, all benefits to the employees became fully vested and payments begin six months following the employee’s termination of employment, as defined by the SERP. One former CVB employee is currently receiving payments under the SERP. As of December 31, 2014, the company had paid $39 thousand of benefits to this former employee. As of December 31, 2014, a $2.3 million liability was recorded on the company’s consolidated balance sheet related to the SERP. A discount rate of 4% was used in determining the SERP liability.

The SERP also required, upon change of control, that a grantor trust (rabbi trust) be established as a source of funds to pay benefits under the SERP. As of December 31, 2014, $2.0 million in cash and investment securities was held in the rabbi trust and is recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 18—Related Parties

Both the company’s and the Bank’s officers and directors and their related interests have various types of loans with the Bank. As of December 31, 2014 and 2013, the total of these related-party loans outstanding was $706 thousand and $756 thousand, respectively. New loans to officers and directors in 2014 and 2013 totaled $10 thousand and $8 thousand, respectively, and repayments in 2014 and 2013 amounted to $49 thousand and $38 thousand, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2014 and 2013 totaled $3.1 million and $1.5 million, respectively.

Note 19—Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, the company issued and sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (as defined in the SBLF Purchase Agreement) by the Bank with the lowest rate of 1%. If, however, small business lending has remained the same or decreased relative to the baseline level in the eighth quarter, the rate the participant would pay would increase to 7% beginning in the tenth quarter and continuing until the end of the four-and-a-half year period from initial funding. After the four-and-a-half-year period from initial funding, the rate will increase to 9% until the senior preferred stock issued to the U.S. Treasury is redeemed. For the periods ended December 31, 2014 and 2013, the company’s dividend was $84 thousand, representing a 1% rate for both periods.

Note 20—Warrants

As of December 31, 2014, an aggregate of 563,760 warrants to purchase shares of Xenith Bankshares common stock at an exercise price of $11.49 per share were outstanding. These warrants are exercisable immediately and expire on May 8, 2019.

Note 21—Dividend Restrictions

Under Virginia law, no dividend may be declared or paid out of a Virginia charter bank’s paid-in capital. Xenith Bankshares, as the holding company for Xenith Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the company’s financial soundness and may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the SBLF Preferred Stock also impose limits on the company’s ability to pay dividends. The Credit Agreement also imposes restrictions on the ability of the company to pay dividends if an event of default exists, as defined pursuant to the Credit Agreement. The company has not declared or paid any dividends on its common stock.

Note 22—Regulatory Matters

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained conditions related to BankCap Partners, as well as the conduct of the Bank’s business. The condition applicable to the Bank provided that, during the first three years of operation after the merger, the Bank must operate within the parameters of its business plan submitted in connection with BankCap Partner’s application to the Federal Reserve, and the Bank must obtain prior written regulatory consent to any material change in its business plan. The business plan set forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012, which were met. Subsequent to meeting the requirements of set forth in this business plan, the company is required to maintain capital ratios categorizing it as “well-capitalized.”

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. In July 2013, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved a final rule establishing a regulatory capital framework that implements in the United States the Basel Committee’s Revised Framework to the International Convergence of Capital Management and Capital Standards regulatory capital reforms from the Basel Committee on Banking Supervision (the “Basel Committee”) and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) (the “Basel III Rules”). These rules implement higher minimum capital requirements for bank holding companies and banks, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.

The minimum capital level requirements applicable to the company and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from the rules effective for the year ended December 31, 2014); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments. The company is subject to these new minimum capital level requirements beginning January 1, 2015.

The Basel III Rules set forth changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. The new risk weightings are more punitive for assets held by banks that are deemed to be of higher risk. These changes were also effective beginning January 1, 2015.

The Basel III Rules also introduce a “capital conservation buffer,” which is in addition to each capital ratio and is phased-in over a three-year period beginning in January 2016.

As of December 31, 2014, the company is considered to be well-capitalized under the published regulatory definition of a well-capitalized bank. There are no conditions or events since December 31, 2014 that management believes has changed the Bank’s status as “well-capitalized.”

The following table presents the Tier 1 and total risk-based capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	December 31, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Tier 1 capital	$94,980	$86,016	$69,314	$70,299
Total risk-based capital	101,669	92,705	74,955	75,940
Risk-weighted assets	781,881	782,204	526,841	526,752

The following table presents capital ratios for the Bank and Xenith Bankshares as of the dates stated and minimum capital ratios required by the company’s regulators as of December 31, 2014:

	December 31, 2014		December 31, 2013
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Tier 1 leverage ratio	10.30%	9.34%	10.37%	10.52%	4.00%	>	5.00%
Tier 1 risk-based capital ratio	12.15%	11.00%	13.16%	13.35%	4.00%	>	6.00%
Total risk-based capital ratio	13.00%	11.85%	14.23%	14.42%	8.00%	>	10.00%

Note 23—Commitments and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	December 31, 2014	December 31, 2013
Commercial lines of credit	$127,363	$74,419
Commercial real estate	63,950	44,324
Residential real estate	10,949	7,183
Consumer	2,936	481
Letters of credit	9,777	6,796

Total commitments	$214,975	$133,203

The company has entered into non-cancelable agreements to lease five of its facilities with remaining terms of six months to five years. The following table presents the future minimum annual commitments under non-cancelable leases in effect at December 31, 2014, for the periods stated. Rent expense under operating leases for banking facilities was $929 thousand and $893 thousand for the years ended December 31, 2014 and 2013, respectively.

Year	Commitment
2015	$980
2016	717
2017	560
2018	522
2019	229

Total lease commitments	$3,008

The Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of December 31, 2014, the Bank had invested $750 thousand. An additional $250 thousand will be funded at the request of the general partner of the limited partnership. Additionally, the company has commitments under service agreements to make minimum payments over a period of years or incur early termination penalties. The most significant of these agreements are the company’s agreements with its core processor, which terminate in December 2016 and require minimum monthly payments over the remainder of the term or the incurrence of an early termination fee.

The following table presents current minimum annual commitments under non-cancelable service agreements as of December 31, 2014 for the dates stated:

Year	Commitment
2015	$917
2016	741
2017	26
2018	17
2019	6

Total contractual commitments	$1,707

Note 24—Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer loans. Consumer loans are primarily to residents of or owners of businesses in the company’s market area. As of December 31, 2014 and 2013, the Bank had loans secured by commercial and residential real estate located primarily within the Bank’s market area representing $431.5 million, or 57.5% of total loans, and $259.7 million, or 47.9% of total loans, respectively. A major factor in determining borrowers’ ability to honor their agreements, as well as the Bank’s ability to realize the value of any underlying collateral, if necessary, is influenced by economic conditions in this market area.

The Bank maintains cash balances with several financial institutions. These accounts are insured by the FDIC up to $250,000. At December 31, 2014 and 2013, the Bank had $23.3 million and $8.2 million, respectively, of uninsured funds in these financial institutions.

Note 25—Fair Value Measurements

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

Other real estate owned:

OREO is measured at the asset’s fair value less costs for disposal. The company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals. OREO is classified as a nonrecurring Level 3 valuation.

Impaired loans:

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2014, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and 2013, the company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy, as of December 31, 2014 and 2013.

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

Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses at the company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term borrowings, for which interest rates reset quarterly or less, approximates their fair value.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of December 31, 2014 Using
	December 31, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities
- Fixed rate	11,543	—	11,543	—
- Variable rate	4,239	—	4,239	—
Municipals	38,595	9,021	29,574	—
Collateralized mortgage obligations	9,964	—	9,964	—
Cash flow hedge - asset	—	—	—	—
Cash flow hedge - liability	(423)	—	(423)	—
Interest rate derivative - asset	809	—	809	—
Interest rate derivative - liability	(852)	—	(852)	—
Assets measured on a nonrecurring basis:
Impaired loans	10,562	—	—	10,562
Other real estate owned	1,140	—	—	1,140

		Fair Value Measurements as of December 31, 2013 Using
	December 31, 2013 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities
- Fixed rate	$45,337	$—	$45,337	$—
- Variable rate	4,852	—	4,852	—
Municipals
- Taxable	8,970	—	8,970	—
- Tax exempt	1,573	—	1,573	—
Collateralized mortgage obligations	8,453	—	8,453	—
Cash flow hedge - asset	192	—	192	—
Cash flow hedge - liability	(191)	—	(191)	—
Interest rate derivative - asset	135	—	135	—
Interest rate derivative - liability	(113)	—	(113)	—
Assets measured on a nonrecurring basis:
Impaired loans	11,041	—	—	11,041
Other real estate owned	199	—	—	199

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$10,562	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	1,140	Market analysis or recent appraisals	Disposal costs	N/A

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$11,041	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-63%
Other real estate owned (1)	199	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	December 31, 2014		Fair Value Measurements as of December 31, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$34,666	$34,666	$34,666	$—	$—
Federal funds sold	4,533	4,533	—	4,533	—
Securities available for sale	64,341	64,341	9,021	55,320	—
Securities held to maturity	9,279	9,683	—	9,683	—
Loans, net	744,626	745,187	—	—	745,187
Interest rate derivative	809	809	—	809	—
Accrued interest receivable	3,498	3,498	—	3,498	—
Other assets	2,030	2,030	2,030	—	—
Financial liabilities:
Cash flow hedge	$423	$423	$—	$423	$—
Interest rate derivative	852	852	—	852	—
Borrowings	32,000	32,000	—	32,000	—
Deposits	772,911	771,997	—	771,997	—
Accrued interest payable	276	276	—	276	—

	December 31, 2013		Fair Value Measurements as of December 31, 2013 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$24,944	$24,944	$24,944	$—	$—
Federal funds sold	5,749	5,749	—	5,749	—
Securities available for sale	69,185	69,185	—	69,185	—
Loans, net	536,500	537,595	—	—	537,595
Cash flow hedge	192	192	—	192	—
Interest rate derivative	135	135	—	135	—
Accrued interest receivable	2,403	2,403	—	2,403	—
Financial liabilities:
Cash flow hedge	$191	$191	$—	$191	$—
Interest rate derivative	113	113	—	113	—
Long-term borrowings	20,000	20,000	—	20,000	—
Deposits	569,198	568,775	—	568,775	—
Accrued interest payable	215	215	—	215	—

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

Note 26—Parent Company Financial Statements

Xenith Bankshares, Inc. is the parent company of Xenith Bank. The following table presents the assets, liabilities and shareholders’ equity of Xenith Bankshares, Inc. as of the dates stated:

	December 31, 2014	December 31, 2013
Assets
Cash	$2,743	$1,225
Investment in subsidiary	114,569	86,375
Deferred tax asset	344	195
Other assets	583	8

Total assets	$118,239	$87,803

Liabilities and shareholders’ equity
Accounts payable	$18	$20
Term loan	12,000	—
Due to subsidiary	—	97

Total liabilities	$12,018	$117

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of December 31, 2014 and 2013; 8,381 shares issued and outstanding as of December 31, 2014 and 2013	$8,381	$8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2014 and 2013; 12,929,834 and 10,437,630 shares issued and outstanding as of December 31, 2014 and 2013, respectively	12,930	10,438
Additional paid-in capital	86,016	71,797
Accumulated deficit	(560)	(1,758)
Accumulated other comprehensive (loss) income, net of tax	(546)	(1,172)

Total shareholders’ equity	$106,221	$87,686

Total liabilities and shareholders’ equity	$118,239	$87,803

The following table presents the income statements of Xenith Bankshares, Inc. for the dates stated:

	December 31, 2014	December 31, 2013
Dividend income	$—	$1,282

Total income	—	1,282
Expense
Term loan interest	119	—
Other operating expense	318	370

Total expense	437	370

(Loss) income before income taxes and equity in undistributed income of subsidiary	(437)	912
Income tax benefit	149	126
Equity in undistributed income of subsidiary	1,570	948

Net income	$1,282	$1,986

The following table presents the cash flow statements of Xenith Bankshares, Inc. for the dates stated:

	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net income	$1,282	$1,986
Equity in undistributed earnings of subsidiary	(1,570)	(948)
Share-based compensation expense	872	—
Net change in other liabilities	(723)	(599)
Net change in other assets	(969)	(203)

Net cash (used in) provided by operating activities	(1,108)	236

Cash flows from investing activities
Investments in and advances to subsidiary	(14,640)	—

Net cash used in investing activities	(14,640)	—

Cash flows from financing activities
Proceeds from senior term loan	12,000	—
Issuance of common stock, net of issuance costs	5,615	629
Repurchase of common stock	(265)	(296)
Preferred stock dividend	(84)	(84)

Net cash provided by financing activities	17,266	249

Net increase in cash and cash equivalents	1,518	485
Cash and cash equivalents
Beginning of period	1,225	740

End of period	$2,743	$1,225

Note 27—Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (ASU Subtopic 310-40), “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in this ASU are intended to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property recognized. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard is not expected to have a significant effect on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. The company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “2013 Internal Control—Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2014, the company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the company’s 2014 Annual Meeting of Shareholders (“Proxy Statement”) to be held on May 7, 2015.

Item 10—Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

T. Gaylon Layfield, III, 63, has been President and Chief Executive Officer of both our company and the Bank since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He has also served as director of both the company and the Bank since December 22, 2009.

Thomas W. Osgood, 59, has been Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and the Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Ronald E. Davis, 63, has been Executive Vice President and Corporate Secretary of the company since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. He currently serves Xenith Bank as Executive Vice President and Chief Operations and Technology Officer, having previously served as Chief Lending Officer from December 22, 2009 until October 2011. He also served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Wellington W. Cottrell, III, 60, has been Executive Vice President and Chief Credit Officer of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

W. Jefferson O’Flaherty, 62, has been Executive Vice President of Xenith Bank responsible for its private banking business since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Edward H. Phillips, Jr., 47, has been Executive Vice President and Chief Lending Officer of Xenith Bank since October 2011. Mr. Phillips joined Xenith Bank in September 2008 as Senior Vice President – Commercial Lending.

Judy C. Gavant, 55, has been the Senior Vice President and Controller of Xenith Bank since August 2010. From September 2005 until the end of July 2010, she held the positions of Director, Finance—Corporate and Business Development, as well as Director and Assistant Controller overseeing financial reporting for Owens & Minor, Inc., a leading national distributor of name-brand medical and surgical supplies and a healthcare supply chain management company.

The information set forth under the captions “Proposal No. 1—Election of Directors—Board Composition; Nominees for the Board of Directors,” “Proposal No. 1—Election of Directors—Committees of the Board of Directors—Audit and Compliance Committee,” and “The Audit and Compliance Committee Report” in the Proxy Statement and is incorporated herein by reference. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

Item 11—Executive Compensation

The information set forth under the captions “Proposal No. 1—Election of Directors—Compensation of Non-Employee Directors for 2014” and “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2014 with respect to certain compensation plans under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan (1)	—	$—	132,000
2004 CVB Equity Plan (2)	28,222	$5.41	62,547
2012 Stock Incentive Plan (3)	764,260	6.47	962,667

Total	792,482	$6.44	1,157,214

(1)	We do not intend to grant any additional awards under the 2003 Stock Option Plan.
(2)	We do not intend to grant any additional awards under the 2004 CVB Equity Plan.
(3)	In connection with the First Bankshares Merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan, which was further amended and restated, continuing as the 2012 Xenith Bankshares, Inc. Stock Incentive Plan, as amended.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Directors—Board of Directors—Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

The information set forth under the captions “The Audit and Compliance Committee Report—Fees Billed by Independent Registered Public Accounting Firms” and “The Audit and Compliance Committee Report—Pre-Approval Policy” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2008 (File No. 000-53380)).

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 14, 2009 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Current Report on Form 8-K filed August 14, 2009 (File No. 000-53380)).

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Current Report on Form 8-K filed October 16, 2009 (File No. 000-53380)).

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Current Report on Form 8-K filed November 5, 2009 (File No. 000-53380)).

2.2.4	Amendment No. 4, dated as of November 19, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, as of October 15, 2009, and as of October 30, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.4 to Current Report on Form 8-K filed November 25, 2009 (File No. 000-53380)).

2.3	Purchase and Assumption Agreement, dated as of June 1, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed June 3, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.3.1	Amended and Restated Purchase Assumption Agreement, dated as of July 25, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.4	Purchase and Assumption Agreement, dated as of July 29, 2011, among the Federal Insurance Deposit Corporation, Receiver of Virginia Business Bank, the Federal Insurance Corporation and Xenith Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.5	Agreement of Merger, dated as of March 20, 2014, among Colonial Virginia Bank, Xenith Bankshares, Inc. and Xenith Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 25, 2014 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

3.1	Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

3.1.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

3.2	Amended and Restated Bylaws of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.1	Investor Rights Agreement, dated as of June 26, 2009, among Xenith Corporation and the Investor Shareholders and Other Shareholders Listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-57380)).

4.2	First Amendment to Investor Rights Agreement, dated as of December 21, 2009, among Xenith Corporation, BCP Fund I Virginia Holdings, LLC and the Holders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.3	Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, among Xenith Bankshares, Inc., BCP Fund I Virginia Holdings, LLC and the Holders (as defined therein) (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170856)).

10.1	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed August 21, 2008 (Registration No. 333-153118)).*

10.2	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).*

10.3	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).*

10.4	Xenith Bankshares, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2014 (File No. 000-53380)).*

10.5	Form of Executive Officer Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.6	Form of Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.7	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and T. Gaylon Layfield, III (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).*

10.8	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Thomas W. Osgood (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).*

10.9	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Ronald E. Davis (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.10	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and Wellington W. Cottrell, III (incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.11	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and W. Jefferson O’Flaherty (incorporated herein by reference to Exhibit 10.11 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.12	Deed of Lease, dated October 7, 2003, by and between Suffolk Plaza Shopping Center, L.C., SuffolkFirst Bank and S.L. Nusbaum Realty Co. (incorporated herein by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).

10.13	Deed of Lease, dated as of July 14, 2008, between James Center Property, LLC, and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.14	Office Lease, dated as of November 5, 2008, between Greensboro Drive Property LLC and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.14.1	First Modification Agreement, dated as of June 8, 2009, between Greensboro Drive Property LLC and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.2.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.15	Service Agreement, dated as of September 26, 2008, between Parkway Properties LP and Xenith Bank (in organization) (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170836)).

10.15.1	First Amendment to Service Agreement, dated as of July 10, 2009, between Parkway Properties LP and Xenith Corporation (formerly known as Xenith Bank (in organization)) (incorporated herein by reference to Exhibit 10.3.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

10.16	Small Business Lending Fund-Securities Purchase Agreement, dated September 21, 2011, between Xenith Bankshares, Inc. and the Secretary of the Treasury (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

10.17	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 29, 2013 (File No. 000-53380)).*

10.18	Form of Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2014 (File No. 000-53380)).*

10.19	Colonial Virginia Bank 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed July 8, 2014 (File No. 333-197310)).*

10.20	Credit Agreement, dated as of September 30, 2014, between Xenith Bankshares, Inc. and Raymond James Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 1, 2014 (File No. 000-53380)).

10.21	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 1, 2014 (File No. 000-53380)).

21.1	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of BDO USA, LLP.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC. (Registrant)

March 6, 2015	/S/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. GAYLON LAYFIELD, III T. Gaylon Layfield, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015

/S/ THOMAS W. OSGOOD Thomas W. Osgood	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Financial Officer)	March 6, 2015

/S/ JUDY C. GAVANT Judy C. Gavant	Senior Vice President and Controller (Principal Accounting Officer)	March 6, 2015

/S/ THOMAS G. SNEAD Thomas G. Snead	Chairman and Director	March 6, 2015

/S/ LARRY L. FELTON Larry L. Felton	Director	March 6, 2015

/S/ PALMER P. GARSON Palmer P. Garson	Director	March 6, 2015

/S/ PATRICK D. HANLEY Patrick D. Hanley	Director	March 6, 2015

/S/ PETER C. JACKSON Peter C. Jackson	Director	March 6, 2015

/S/ MICHAEL A. MANCUSI Michael A. Mancusi	Director	March 6, 2015

/S/ ROBERT J. MERRICK Robert J. Merrick	Director	March 6, 2015

/S/ SCOTT A. REED Scott A. Reed	Director	March 6, 2015

/S/ MARK B. SISISKY Mark B. Sisisky	Director	March 6, 2015