Form 10-Q
period 2015-03-31
Xenith Bankshares, Inc.
filed 2015-05-08
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at May 1, 2015 was 12,990,256.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	(Unaudited)
(in thousands, except share data)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents
Cash and due from banks	$44,072	$34,666
Federal funds sold	53,200	4,533

Total cash and cash equivalents	97,272	39,199
Securities available for sale, at fair value	72,998	64,341
Securities held to maturity, at amortized cost (fair value: 2015 - $9,893; 2014 - $9,683)	9,276	9,279
Loans, net of allowance for loan and lease losses, 2015 - $6,443; 2014 - $6,247	750,957	744,626
Premises and equipment, net	7,943	8,010
Other real estate owned, net	1,145	1,140
Goodwill and other intangible assets, net	16,029	16,143
Accrued interest receivable	3,983	3,498
Deferred tax asset	6,582	6,343
Bank owned life insurance	14,204	14,106
Other assets	12,348	11,367

Total assets	$992,737	$918,052

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$500,609	$465,253
Savings	10,181	10,108
Time	332,609	297,550

Total deposits	843,399	772,911
Accrued interest payable	278	276
Federal funds purchased and borrowed funds	31,925	32,000
Supplemental executive retirement plan	2,291	2,295
Other liabilities	7,748	4,349

Total liabilities	885,641	811,831

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 8,381 shares issued and outstanding as of March 31, 2015 and December 31, 2014	8,381	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 12,990,256 shares issued and outstanding as of March 31, 2015 and 12,929,834 shares issued and outstanding as of December 31, 2014	12,990	12,930
Additional paid-in capital	86,149	86,016
Retained earnings (accumulated deficit)	340	(560)
Accumulated other comprehensive loss, net of tax	(764)	(546)

Total shareholders’ equity	107,096	106,221

Total liabilities and shareholders’ equity	$992,737	$918,052

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

(in thousands, except per share data)	March 31, 2015	March 31, 2014
Interest income
Interest and fees on loans	$8,206	$5,894
Interest on securities	446	371
Interest on federal funds sold and deposits in other banks	86	66

Total interest income	8,738	6,331

Interest expense
Interest on deposits	828	478
Interest on time certificates of $100,000 and over	438	289
Interest on federal funds purchased and borrowed funds	210	100

Total interest expense	1,476	867

Net interest income	7,262	5,464
Provision for loan and lease losses	565	227

Net interest income after provision for loan and lease losses	6,697	5,237

Noninterest income
Service charges on deposit accounts	163	134
Net loss on sale and write-down of other real estate owned	—	(38)
Gain on sales of securities	67	—
Increase in cash surrender value of bank owned life insurance	97	83
Other	85	141

Total noninterest income	412	320

Noninterest expense
Compensation and benefits	3,282	2,823
Occupancy	418	353
FDIC insurance	177	115
Bank franchise taxes	246	191
Technology and data processing	535	404
Communications	102	77
Insurance	93	72
Professional fees	275	417
Amortization of intangible assets	114	91
Guaranteed student loan servicing	123	156
Other	447	394

Total noninterest expense	5,812	5,093

Income before income tax expense	1,297	464
Income tax expense	376	209

Net income	921	255

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$900	$234

Earnings per common share (basic and diluted):	$0.07	$0.02

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

(in thousands)	March 31, 2015	March 31, 2014
Net income	$921	$255
Other comprehensive (loss) income, before taxes:
Securities available for sale:
Unrealized (loss) gain arising during the year	(9)	1,696
Reclassification adjustment for gains included in net income	(67)	—

Unrealized (loss) gain on available-for-sale securities	(76)	1,696

Securities held to maturity:
Unrealized loss transferred to held to maturity	—	(518)
Amortization of unrealized loss transferred from available for sale	14	8

Changes in held-to-maturity securities	14	(510)

Unrealized loss on derivative:
Unrealized loss arising during the year	(303)	(64)
Reclassification adjustment for losses included in net income	35	36

Unrealized loss on derivative	(268)	(28)

Other comprehensive (loss) income, before taxes	(330)	1,158

Income tax benefit (expense) related to other comprehensive income (loss)	112	(394)

Comprehensive income	$703	$1,019

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

(in thousands)	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$921	$255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	565	227
Depreciation and amortization	298	263
Net amortization of securities	201	100
Accretion of acquisition accounting adjustments	(502)	(139)
Deferred tax benefit	(127)	(225)
Gain on sales of securities	(67)	—
Share-based compensation expense	186	328
Net loss on sale and write-down of other real estate owned	—	38
Increase in cash surrender value of bank owned life insurance	(97)	(83)
Change in operating assets and liabilities:
Accrued interest receivable	(485)	(346)
Other assets	(852)	(924)
Accrued interest payable	3	11
Other liabilities	3,127	372

Net cash provided by (used in) operating activities	3,171	(123)

Cash flows from investing activities
Proceeds from sales, maturities and calls of available-for-sale securities	5,076	2,335
Purchases of available-for-sale securities	(13,927)	—
Net increase in loans	(6,413)	(22,168)
Net increase in cost of other real estate owned	(5)	—
Net purchase of premises and equipment	(117)	(33)
Purchase of FRB and FHLB stock	(129)	(124)

Net cash used in investing activities	(15,515)	(19,990)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	35,429	(9,496)
Net increase in time deposits	35,078	10,249
Net (decrease) increase in federal funds purchased and borrowed funds	(75)	1,423
Issuance of common stock, net of issuance costs	6	20
Repurchase of common stock	—	(265)
Preferred stock dividend	(21)	(21)

Net cash provided by financing activities	70,417	1,910

Net increase (decrease) in cash and cash equivalents	58,073	(18,203)
Cash and cash equivalents
Beginning of period	39,199	30,693

End of period	$97,272	$12,490

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$1,492	$856

Income taxes	$300	$—

See notes to unaudited consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

Note 1. Organization

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of March 31, 2015, the company, through the Bank, operates eight full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in York County, Virginia.

In December 2009, First Bankshares, Inc. (“First Bankshares”), the bank holding company for SuffolkFirst Bank, and Xenith Corporation completed the merger of Xenith Corporation with and into First Bankshares (the “First Bankshares Merger”), with First Bankshares being the surviving entity in the First Bankshares Merger. At the effective time of the First Bankshares Merger, First Bankshares amended its amended and restated articles of incorporation to, among other things, change its name to Xenith Bankshares, Inc. In addition, following the completion of the First Bankshares Merger, SuffolkFirst Bank changed its name to Xenith Bank. Although the First Bankshares Merger was structured as a merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes.

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

On June 30, 2014, the company completed the merger of Colonial Virginia Bank (“CVB”) with and into the Bank, with the Bank being the surviving bank (the “CVB Acquisition”). At the effective time of the CVB Acquisition, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. All fractional shares of Xenith Bankshares common stock that a CVB shareholder would otherwise have been entitled to receive as a result of the CVB Acquisition was aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $6.40 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, an aggregate of 1,618,186 shares of Xenith Bankshares common stock was issued and $658 in cash was paid to the former shareholders of CVB in exchange for their shares of CVB common stock.

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

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 2015, the results of operations and comprehensive income for the three months ended March 31, 2015 and 2014, and the statements of cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

Revision of Financial Statements

During the second quarter of 2014, the company determined that loans held pursuant to a warehouse lending program in which the Bank participates should be classified as loans held for investment on the company’s consolidated balance sheets. Prior to the second quarter of 2014, these loans were classified as loans held for sale. All prior periods presented have been revised to reflect this classification. The reclassification in prior periods does not affect reported earnings, total loans, total assets or total shareholders’ equity. The reclassification does affect amounts previously reported as cash flows used in operating activities and cash flows used in investing activities, as purchases and sales of loans held for sale are reported as cash flows from operating activities, whereas increases and decreases in loans held for investment are reported as cash flows from investing activities. Management has evaluated the effect of the incorrect presentation in prior periods and has concluded that previously issued financial statements were not materially misstated.

The effect of the revision on the line items within the company’s consolidated statements of cash flows for the period ended March 31, 2015 is as follows:

	March 31, 2014
	As Reported	Revisions	As Revised
Change in operating assets and liabilities:
Originations of loans held for sale	$(12,057)	$12,057	$—
Proceeds from sales of loans held for sale	9,085	(9,085)	—
Net cash used in operating activities	(3,095)	2,972	(123)
Cash flows from investing activities:
Net increase in loans held for investment	$(19,196)	$(2,972)	$(22,168)
Net cash used in investing activities	(17,018)	(2,972)	(19,990)

Note 3. Business Combination

The company has accounted for the CVB Acquisition under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014. Fair value estimates were based on management’s assessment of the best information available and are preliminary and subject to change.

In accordance with the framework established by FASB ASC Topic 820, “Fair Value Measurements and Disclosure” (“ASC 820”), the company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed in Note 16 – Fair Value Measurements.

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

The following table presents the effect of the CVB Acquisition on the company as if the merger had occurred at the beginning of the three-month period ended March 31, 2014, on a pro forma basis. Merger-related costs of $205 thousand for the three months ended March 31, 2014, which are included in the company’s consolidated statements of income, are not included in the pro forma information below. CVB’s merger-related costs of $137 thousand for the three months ended March 31, 2014 that were incurred prior to the completion of the CVB Acquisition are not included in the company’s consolidated statements of income, and are also not included in the pro forma information below. Net income includes pro forma adjustments for the amortization of core deposit intangibles. An effective income tax rate of 34% was used in determining pro forma net income.

Three Months Ended March 31, 2014
Revenue (net interest income plus noninterest income)	$6,962
Net income	$573
Earnings per common share (basic and diluted)	$0.05

Note 4. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to March 31, 2015 and December 31, 2014 was $8.6 million and $9.4 million, respectively.

Note 5. Securities

The following tables present the amortized cost and fair value of securities as of the dates stated:

	March 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,114	$140	$(53)	$11,201
Municipals - fixed rate
- Tax exempt	46,545	173	(348)	46,370
- Taxable	3,862	8	—	3,870
Collateralized mortgage obligations - fixed rate	11,508	101	(52)	11,557

Total securities available for sale	73,029	422	(453)	72,998

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,276	617	—	9,893

Total securities held to maturity	9,276	617	—	9,893

Total securities	$82,305	$1,039	$(453)	$82,891

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$131	$(101)	$11,543
- Variable rate	4,136	106	(3)	4,239
Municipals - fixed rate
- Tax exempt	37,825	87	(165)	37,747
- Taxable	847	1	—	848

Collateralized mortgage obligations - fixed rate	9,974	55	(65)	9,964

Total securities available for sale	64,295	380	(334)	64,341

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	404	—	9,683

Total securities held to maturity	9,279	404	—	9,683

Total securities	$73,574	$784	$(334)	$74,024

As of March 31, 2015 and December 31, 2014, the company had securities with a fair value of $8.5 million and $8.7 million, respectively, pledged as collateral for public deposits.

The following table presents the amortized cost and fair value of securities by contractual maturity as of the date stated:

	March 31, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$302	$302	$—	$—
Due after one year through five years	844	851	—	—
Due after five years through ten years	9,133	9,222	8,334	8,868
Due after ten years	62,750	62,623	942	1,025

Total securities	$73,029	$72,998	$9,276	$9,893

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions as of the dates stated. The number of loss securities in each category is also noted.

	March 31, 2015
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	3	$6,372	$(17)	$2,106	$(36)	$8,478	$(53)
Municipals - fixed rate
-Tax exempt	23	35,997	(348)	—	—	35,997	(348)

Collateralized mortgage obligations - fixed rate	3	2,027	(14)	3,605	(38)	5,632	(52)

Total securities available for sale	29	44,396	(379)	5,711	(74)	50,107	(453)

Total securities	29	$44,396	$(379)	$5,711	$(74)	$50,107	$(453)

	December 31, 2014
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	3	$—	$—	$8,682	$(101)	$8,682	$(101)
- Variable rate	1	2,789	(3)	—	—	2,789	(3)
Municipals - fixed rate
-Tax exempt	11	19,353	(165)	—	—	19,353	(165)
-Taxable	1	301	—	—	—	301	—

Collateralized mortgage obligations - fixed rate	2	—	—	3,767	(65)	3,767	(65)

Total securities available for sale	18	22,443	(168)	12,449	(166)	34,892	(334)

Total securities	18	$22,443	$(168)	$12,449	$(166)	$34,892	$(334)

All securities held as of March 31, 2015 were investment grade. The unrealized loss positions at March 31, 2015 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at March 31, 2015, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at March 31, 2015; therefore, no other-than-temporary impairment has been recognized in net income.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$355,329	46.9%	$359,243	47.9%
Commercial real estate	282,528	37.3%	267,489	35.6%
Residential real estate	40,180	5.3%	40,859	5.4%
Consumer	11,342	1.5%	11,456	1.5%
Guaranteed student loans	67,977	9.0%	71,780	9.6%
Overdrafts	44	0.0%	46	0.0%

Total loans	$757,400	100.0%	$750,873	100.0%
Allowance for loan and lease losses	(6,443)		(6,247)

Total loans, net of allowance	$750,957		$744,626

Loans, excluding guaranteed student loans, include unearned fees net of capitalized origination costs, of $366 thousand and $297 thousand, as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, $246.0 million of loans were pledged to the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank as collateral for borrowing capacity.

As of March 31, 2015, the company had $68.0 million of guaranteed student loans including premium and acquisition costs of $1.8 million and $1.0 million, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The student loans carry an approximate 98% federal government guarantee as to the payment of principal and accrued interest.

The following tables present the company’s loans by regulatory risk ratings classification and by loan type as of the dates stated. As defined by the Federal Reserve and adopted by the company, “special mention” loans are defined as having potential weaknesses that deserve management’s close attention; “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any; and “doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not categorized as special mention, substandard or doubtful are classified as “pass.” The company’s risk ratings, which are assigned to loans, are embedded within these categories.

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$437	$149	$496	$—	$1,082
Commercial real estate	3,061	—	2,424	—	5,485
Residential real estate	157	—	882	—	1,039
Consumer	148	—	63	—	211

Total purchased credit-impaired loans	3,803	149	3,865	—	7,817

Originated and other purchased loans:
Commercial and industrial	345,257	5,389	3,601	—	354,247
Commercial real estate	268,001	4,812	4,230	—	277,043
Residential real estate	37,184	598	1,359	—	39,141
Consumer	10,943	42	146	—	11,131
Guaranteed student loans	67,977	—	—	—	67,977
Overdrafts	44	—	—	—	44

Total originated and other purchased loans	729,406	10,841	9,336	—	749,583

Total loans	$733,209	$10,990	$13,201	$—	$757,400

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$462	$150	$524	$—	$1,136
Commercial real estate	3,636	—	2,648	—	6,284
Residential real estate	126	10	908	—	1,044
Consumer	158	—	56	—	214

Total purchased credit-impaired loans	4,382	160	4,136	—	8,678

Originated and other purchased loans:
Commercial and industrial	347,938	6,458	3,711	—	358,107
Commercial real estate	254,540	2,934	3,731	—	261,205
Residential real estate	37,818	765	1,232	—	39,815
Consumer	11,065	36	141	—	11,242
Guaranteed student loans	71,780	—	—	—	71,780
Overdrafts	46	—	—	—	46

Total originated and other purchased loans	723,187	10,193	8,815	—	742,195

Total loans	$727,569	$10,353	$12,951	$—	$750,873

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

The allowance for loan and lease losses is determined based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans that are originated by the company. In evaluating the loan portfolio, qualitative factors, such as general economic conditions, nationally and in the company’s target markets, are considered, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors and estimates may be subject to significant change. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in the consolidated statements of income. Loans or portions of loans deemed to be uncollectible are charged against the allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical and expected default rates for these and similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guarantee.

The following table presents the allowance for loan and lease loss activity, by loan category, for the dates stated:

	March 31, 2015	March 31, 2014
Balance at beginning of period	$6,247	$5,305
Charge-offs:
Commercial and industrial	2	—
Commercial real estate	—	—
Residential real estate	—	35
Consumer	—	—
Guaranteed student loans	321	—
Overdrafts	4	1

Total charge-offs	327	36

Recoveries:
Commercial and industrial	—	1
Commercial real estate	1	—
Residential real estate	—	—
Consumer	1	—
Guaranteed student loans	—	—
Overdrafts	2	—

Total recoveries	4	1

Net charge-offs	323	35

Provision for loan and lease losses	565	227
Amount for unfunded commitments	—	(19)
Other (1)	(46)	(64)

Balance at end of period	$6,443	$5,414

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The company charges off the portion of its guaranteed student loans that are (1) not subject to federal government guarantee and (2) greater than 120 days past due and have a high probability of default. Probability of default is determined by recent loss migration analysis. Student loans greater than 120 days past due continue to accrue interest, with respect to the guaranteed portion, as interest receivable is guaranteed until a claim, if any, against the government guarantee is satisfied.

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	March 31, 2015
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$35	$35	$—
Commercial real estate	160	160	—
Residential real estate	50	50	—
Consumer	—	—	—

Total purchased credit-impaired loans	245	245	—

Originated and other purchased loans
Commercial and industrial	2,001	326	1,675
Commercial real estate	3,988	123	3,865
Residential real estate	138	22	116
Consumer	—	—	—
Guaranteed student loans	71	—	71

Total originated and other purchased loans	6,198	471	5,727

Total allowance for loan and lease losses	$6,443	$716	$5,727

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,082	$934	$148
Commercial real estate	5,485	2,375	3,110
Residential real estate	1,039	552	487
Consumer	211	—	211

Total purchased credit-impaired loans	7,817	3,861	3,956

Originated and other purchased loans
Commercial and industrial	354,247	2,229	352,018
Commercial real estate	277,043	3,394	273,649
Residential real estate	39,141	523	38,618
Consumer	11,175	—	11,175
Guaranteed student loans	67,977	—	67,977

Total originated and other purchased loans	749,583	6,146	743,437

Total loans	$757,400	$10,007	$747,393

	December 31, 2014
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$34	$34	$—
Commercial real estate	182	182	—
Residential real estate	36	36	—
Consumer	—	—	—

Total purchased credit-impaired loans	252	252	—

Originated and other purchased loans
Commercial and industrial	2,174	326	1,848
Commercial real estate	3,577	123	3,454
Residential real estate	139	22	117
Consumer	—	—	—
Guaranteed student loans	105	—	105

Total originated and other purchased loans	5,995	471	5,524

Total allowance for loan and lease losses	$6,247	$723	$5,524

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,136	$989	$147
Commercial real estate	6,284	3,112	3,172
Residential real estate	1,044	554	490
Consumer	214	—	214

Total purchased credit-impaired loans	8,678	4,655	4,023

Originated and other purchased loans
Commercial and industrial	358,107	2,690	355,417
Commercial real estate	261,205	2,833	258,372
Residential real estate	39,815	384	39,431
Consumer	11,288	—	11,288
Guaranteed student loans	71,780	—	71,780

Total originated and other purchased loans	742,195	5,907	736,288

Total loans	$750,873	$10,562	$740,311

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$308	$1,411	$—
Commercial real estate	513	738	—
Residential real estate	341	372	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,065	1,087	—
Commercial real estate	3,204	3,778	—
Residential real estate	313	313	—
Consumer	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	626	621	35
Commercial real estate	1,862	1,980	160
Residential real estate	211	243	50
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,164	1,164	326
Commercial real estate	190	197	123
Residential real estate	210	210	22
Consumer	—	—	—

Total loans individually evaluated for impairment	$10,007	$12,114	$716

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$336	$1,439	$—
Commercial real estate	855	1,230	—
Residential real estate	181	216	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,492	1,514	—
Commercial real estate	2,648	3,066	—
Residential real estate	173	173	—
Consumer	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	653	650	34
Commercial real estate	2,257	2,365	182
Residential real estate	373	405	36
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,198	1,198	326
Commercial real estate	184	201	123
Residential real estate	212	212	22
Consumer	—	—	—

Total loans individually evaluated for impairment	$10,562	$12,669	$723

	For the Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$326	$—	$276	$—
Commercial real estate	517	—	1,569	—
Residential real estate	343	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,072	—	2,707	26
Commercial real estate	3,213	23	—	—
Residential real estate	313	2	311	2
Consumer	—	—	8	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	634	10	894	14
Commercial real estate	1,862	31	2,696	38
Residential real estate	211	—	139	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,181	—	864	—
Commercial real estate	192	—	—	—
Residential real estate	211	—	1,208	—
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$10,075	$66	$10,672	$80

Acquired loans pursuant to a business combination are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan and lease losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a straight-line basis or based on the underlying principal payments on the loan. Any deterioration in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan and lease losses.

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

The remaining fair value adjustment on the VBB and CVB purchased credit-impaired loans, as of March 31, 2015, was $1.6 million and $619 thousand, respectively. The carrying value of the VBB and CVB purchased credit-impaired loans, as of March 31, 2015, was approximately $5.5 million and $2.3 million, respectively, which is net of any impairment charges recorded subsequent to acquisition.

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

In applying ASC 310-30 to acquired loans, the company must periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments and the liquidation value and timing of underlying collateral, in addition to other factors. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the initial accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan. Impairments and reversals of impairments are recorded in the provision for loan and lease losses in the consolidated statements of income and as a component of the allowance for loan and lease losses in the consolidated balance sheets.

The following table presents accretion activity related to acquired loans as of the dates stated:

	March 31, 2015	March 31, 2014
Balance at beginning of period	$5,580	$4,441
Accretion (1)	(483)	(139)
Other (2)	46	64

Balance at end of period	$5,143	$4,366

(1)	Accretion amounts are reported in interest income.
(2)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	March 31, 2015
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$586	$250	$246	$496	$1,082
Commercial real estate	5,135	171	179	350	5,485
Residential real estate	666	187	186	373	1,039
Consumer	201	—	10	10	211

Total purchased credit-impaired loans	6,588	608	621	1,229	7,817

Originated and other purchased loans:
Commercial and industrial	353,515	24	708	732	354,247
Commercial real estate	272,262	2,961	1,820	4,781	277,043
Residential real estate	37,728	1,068	345	1,413	39,141
Consumer	10,578	525	72	597	11,175
Guaranteed student loans	45,349	6,740	15,888	22,628	67,977

Total originated and other purchased loans	719,432	11,318	18,833	30,151	749,583

Total loans	$726,020	$11,926	$19,454	$31,380	$757,400

	December 31, 2014
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$696	$222	$218	$440	$1,136
Commercial real estate	5,567	629	88	717	6,284
Residential real estate	668	230	146	376	1,044
Consumer	203	—	11	11	214

Total purchased credit-impaired loans	7,134	1,081	463	1,544	8,678

Originated and other purchased loans:
Commercial and industrial	356,511	873	723	1,596	358,107
Commercial real estate	258,975	1,490	740	2,230	261,205
Residential real estate	38,891	702	222	924	39,815
Consumer	11,140	113	35	148	11,288
Guaranteed student loans	46,821	12,025	12,934	24,959	71,780

Total originated and other purchased loans	712,338	15,203	14,654	29,857	742,195

Total loans	$719,472	$16,284	$15,117	$31,401	$750,873

Guaranteed student loans comprised $6.7 million of the total amounts that were past due 30-89 days and $15.9 million of the total amounts that were past due 90 days or greater as of March 31, 2015. These loans are nearly 98% guaranteed as to principal and interest. Pursuant to the guaranty, the company may make a claim for payment on a loan after a period of 270 days during which no payment has been made on the loan.

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2015, there were no loans, other than guaranteed student loans, past due 90 days or greater for which interest was accruing. Accrued interest on the guaranteed portion of student loans is subject to the guaranty and is payable under the claim, if any, to the time the claim is satisfied.

	March 31, 2015	December 31, 2014
Purchased credit-impaired loans:
Commercial and industrial	$436	$463
Commercial real estate	2,071	2,105
Residential real estate	951	962
Consumer	8	8

Total purchased credit-impaired loans	3,466	3,538

Originated and other purchased loans:
Commercial and industrial	2,351	2,311
Commercial real estate	1,321	930
Residential real estate	641	594
Consumer	4	4

Total originated and other purchased loans	4,317	3,839

Total nonaccrual loans	$7,783	$7,377
Other real estate owned	1,145	1,140

Total nonperforming assets	$8,928	$8,517

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	March 31, 2015	December 31, 2014
Performing TDRs:
Commercial and industrial	$2,276	$2,735
Commercial real estate	2,407	1,913
Residential real estate	223	87
Consumer	—	—

Total performing TDRs	$4,906	$4,735

Nonperforming TDRs:
Commercial and industrial	$—	$—
Commercial real estate	—	33
Residential real estate	125	265
Consumer	—	—

Total nonperforming TDRs	$125	$298

Total TDRs	$5,031	$5,033

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	March 31, 2015
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	7	$1,123	$1,153	$2,276
Commercial real estate	6	—	2,407	2,407
Residential real estate	3	223	125	348
Consumer	—	—	—	—

Total TDRs	16	$1,346	$3,685	$5,031

	December 31, 2014
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,149	$1,586	$2,735
Commercial real estate	5	—	1,946	1,946
Residential real estate	3	87	265	352
Consumer	—	—	—	—

Total TDRs	16	$1,236	$3,797	$5,033

During the three months ended March 31, 2015, the company identified two loans as TDRs, totaling $615 thousand, which are included in the tables above.

Note 7. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets, which are core deposit intangibles, as of the dates stated:

	March 31, 2015	December 31, 2014
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$4,640
Accumulated amortization	(1,600)	(1,486)

Net core deposit intangibles	3,040	3,154

Goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$16,029	$16,143

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	March 31, 2015	December 31, 2014
Noninterest-bearing demand deposits	$150,663	$121,230
Interest-bearing:
Demand and money market deposits	349,946	344,023
Savings deposits	10,181	10,108
Time deposits of $100,000 or more	249,950	213,920
Other time deposits	82,659	83,630

Total deposits	$843,399	$772,911

Note 9. Derivatives

Cash Flow Hedges

The company uses interest rate derivatives to manage its exposure to interest rate movements. The company is a party to three interest rate swap agreements, designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without exchange of the underlying notional amount of $20 million. Pursuant to the other two agreements, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning at a specified future date without exchange of underlying notional amounts of $17.5 million.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three-month periods ended March 31, 2015 and 2014, the ineffective portion was insignificant. The amount reported in AOCI as of March 31, 2015 was a loss of $444 thousand, net of a tax benefit of $229 thousand. As of March 31, 2015, a liability of $691 thousand was recorded in other liabilities on the consolidated balance sheet related to these cash flow hedges.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of March 31, 2015, $1.1 million was recorded in other assets and $1.2 million was recorded in other liabilities related to non-designated hedges. For the three-month periods ended March 31, 2015 and 2014, $26 thousand and $87 thousand of income, respectively, were recorded in net income related to non-designated hedges.

The company has minimum collateral requirements with its counterparties for both cash flow hedges and non-hedge derivatives which contain provisions, whereby if the company fails to maintain its status as a well or an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. As of March 31, 2015, the valuation of these derivatives has surpassed the contractually specified minimum transfer amounts of $350 thousand, and $2.0 million has been pledged as collateral under the agreements. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Note 10. Income Taxes

Net deferred tax assets as of March 31, 2015 and December 31, 2014 were $6.6 million and $6.3 million, respectively. The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	March 31, 2015		March 31, 2014
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$441	34.00%	$158	34.00%
Meals and entertainment	2	0.16%	2	0.46%
Share-based compensation	14	1.07%	20	4.25%
Transaction-related expenses	—	0.00%	60	13.01%
Tax exempt income	(92)	-7.13%	(30)	-6.46%
Other	11	0.90%	(1)	-0.25%

Income tax expense reported	$376	29.00%	$209	45.01%

Note 11. Earnings per Common Share

The following tables summarize basic and diluted earnings per common share calculations for the periods stated. Weighted average shares outstanding for the calculation of basic earnings per share include vested restricted stock units. Excluded from the computation of diluted earnings per common share were 240,810 shares related to options, for the three months ended March 31, 2015, because their inclusion in the calculation would be anti-dilutive. The number of shares in the following table is in thousands.

	Three Months Ended March 31,
	2015	2014
Net income	$921	$255
Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$900	$234

Weighted average shares outstanding, basic	13,082	10,471
Dilutive shares	186	113

Weighted average shares outstanding, diluted	13,268	10,584

Earnings per common share, basic	$0.07	$0.02

Earnings per common share, diluted	$0.07	$0.02

Note 12. Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (“SERP”). The SERP provides for the payment of supplemental retirement benefits to three former CVB executives. All benefits to the former CVB employees are fully vested and payments may begin six months following the employee’s termination, as defined by the SERP. As of March 31, 2015, one former CVB employee was receiving payments under the SERP. For the three months ended March 31, 2015, the company paid $23 thousand of benefits under the SERP. Beginning with the second quarter of 2015, the company expects to pay $134 thousand to two former employees through December 31, 2015. As of March 31, 2015, a $2.3 million liability was recorded on the company’s consolidated balance sheet related to the SERP. A discount rate of 4% was used in determining the SERP liability.

The company also has a grantor trust (rabbi trust) established as a source of funds to pay benefits under the SERP. As of March 31, 2015, $2.0 million in cash and investment securities was held in the rabbi trust and is recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 13. Senior Term Loan

On September 30, 2014, the company entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). The company borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014 and has the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015. Repayments under the term loans were monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured but the lender has the benefit of a negative pledge on all of the outstanding capital stock of the Bank. For the period ended March 31, 2015, the effective interest rate on the unsecured senior term loan was 3.92%.

The Credit Agreement contains financial covenants that require (1) the company to be, and to cause the Bank to be, “well- capitalized” as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of March 31, 2015, the company and the Bank, as applicable, were in compliance with these financial covenants.

Note 14. Senior Non-Cumulative Perpetual Preferred Stock

On September 21, 2011, the company issued and sold 8,381 shares of non-cumulative perpetual preferred stock to the Secretary of the U.S. Treasury (the “SBLF Preferred Stock”) for a purchase price of $8.4 million. The SBLF Preferred Stock investment qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. After the four-and-a-half-year period from initial funding, the rate will increase to 9% until the senior preferred stock issued to the U.S. Treasury is redeemed. For the three-month periods ended March 31, 2015 and 2014, the company’s dividend was $21 thousand, representing an effective dividend rate of 1% for both periods.

Note 15. Commitment and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	March 31, 2015	December 31, 2014
Commercial lines of credit	$130,146	$127,363
Commercial real estate	63,624	63,950
Residential real estate	10,443	10,949
Consumer	3,049	2,936
Letters of credit	10,152	9,777

Total commitments	$217,414	$214,975

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of March 31, 2015, the Bank had invested $750 thousand. An additional $250 thousand will be funded at the request of the general partner of the partnership.

Note 16. Fair Value Measurements

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

Impaired loans:

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2015, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with the FASB’s fair value measurement guidance, the company has elected to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Other assets:

Assets held in the company’s rabbi trust consist of cash and marketable securities. The carrying value for cash and cash equivalents approximates fair value. Securities include those traded on nationally recognized securities exchanges. Other assets are classified as a recurring Level 1 valuation.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of March 31, 2015 Using
	March 31, 2015 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities
- Fixed rate	$11,201	$—	$11,201	$—
Municipals	50,240	—	50,240	—
Collateralized mortgage obligations	11,557	—	11,557	—
Cash flow hedge - liability	(691)	—	(691)	—
Interest rate derivative - asset	1,101	—	1,101	—
Interest rate derivative - liability	(1,166)	—	(1,166)	—
Other assets	2,003	2,003	—	—
Assets measured on a nonrecurring basis:
Impaired loans	10,007	—	—	10,007
Other real estate owned	1,145	—	—	1,145

		Fair Value Measurements as of December 31, 2014 Using
	December 31, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities
- Fixed rate	$11,543	$—	$11,543	$—
- Variable rate	4,239	—	4,239	—
Municipals	38,595	9,021	29,574	—
Collateralized mortgage obligations	9,964	—	9,964	—
Cash flow hedge - liability	(423)	—	(423)	—
Interest rate derivative - asset	809	—	809	—
Interest rate derivative - liability	(852)	—	(852)	—
Other assets	2,030	2,030	—	—
Assets measured on a nonrecurring basis:
Impaired loans	10,562	—	—	10,562
Other real estate owned	1,140	—	—	1,140

Certain municipal securities in the amount of $9.0 million as of December 31, 2014 were classified as Level 1 at December 31, 2014 and as Level 2 at March 31, 2015. All of these securities were purchased in December 2014 and the fair value of these securities at December 31, 2014 reflected the trade or purchase price, therefore classified as Level 1. Subsequent to trade date, these securities are classified as Level 2.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$10,007	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	1,145	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$10,562	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	1,140	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	March 31, 2015		Fair Value Measurements as of March 31, 2015 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$44,072	$44,072	$44,072	$—	$—
Federal funds sold	53,200	53,200	—	53,200	—
Securities available for sale	72,998	72,998	—	72,998	—
Securities held to maturity	9,276	9,893	—	9,893	—
Loans, net	750,957	752,060	—	—	752,060
Interest rate derivative	1,101	1,101	—	1,101	—
Accrued interest receivable	3,983	3,983	—	3,983	—
Other assets	2,003	2,003	2,003	—	—
Financial liabilities:
Cash flow hedge	$691	$691	$—	$691	$—
Interest rate derivative	1,166	1,166	—	1,166	—
Federal funds purchased	25	25	—	25	—
Borrowings	31,900	31,900	—	31,900	—
Deposits	843,399	841,985	—	841,985	—
Accrued interest payable	278	278	—	278	—

	December 31, 2014		Fair Value Measurements as of December 31, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$34,666	$34,666	$34,666	$—	$—
Federal funds sold	4,533	4,533	—	4,533	—
Securities available for sale	64,341	64,341	9,021	55,320	—
Securities held to maturity	9,279	9,683	—	9,683	—
Loans, net	744,626	745,187	—	—	745,187
Interest rate derivative	809	809	—	809	—
Accrued interest receivable	3,498	3,498	—	3,498	—
Other assets	2,030	2,030	2,030	—	—
Financial liabilities:
Cash flow hedge	$423	$423	$—	$423	$—
Interest rate derivative	852	852	—	852	—
Borrowings	32,000	32,000	—	32,000	—
Deposits	772,911	771,997	—	771,997	—
Accrued interest payable	276	276	—	276	—

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

Note 17. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (ASU Subtopic 310-40), “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in this ASU are intended to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property recognized. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard did not have a significant impact on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. In April 2015, the FASB proposed to delay the effective date of this standard for one year. The company is evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The data presented as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 is derived from our unaudited interim financial statements and includes, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2014 is derived from our audited financial statements as of and for the year ended December 31, 2014, which is included in the 2014 Form 10-K.

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

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. The Bank also has a loan production office in York County, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. Prior to the merger, SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. All of the SuffolkFirst Bank branches now operate under the name Xenith Bank. We acquired the two branches in Gloucester and the loan production office in the acquisition of Colonial Virginia Bank (“CVB”) on June 30, 2014, which is further discussed below. The acquired CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time. As of March 31, 2015, we had total assets of $992.7 million, total loans, net of our allowance for loan and lease losses, of $751.0 million, total deposits of $843.4 million, and shareholders’ equity of $107.1 million.

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

Also in September 2014, we entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). We borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014, and have the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015.

We contributed a significant portion of the proceeds of both the sale of our common stock and borrowings under the Credit Agreement to the Bank as equity. We retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

During the second quarter of 2014, we determined that loans held pursuant to a warehouse lending program in which the Bank participates should be classified as loans held for investment on our consolidated balance sheets. Prior to the second quarter of 2014, these loans were classified as loans held for sale. All prior periods presented were revised to reflect this classification. For additional information, see Part I, Item 1, Note 2. Basis of Presentation, Revision of Financial Statements.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees on treasury services, gains on the sale of securities and other assets, and other miscellaneous income. Deposits, Federal Home Loan Bank (“FHLB”) borrowed funds, borrowed funds from other sources, and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”), and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following table presents selected financial performance measures, for the dates stated:

	Three Months Ended March 31,
	2015	2014
Net interest margin (1)	3.38%	3.42%
Return on average assets (2)	0.39%	0.15%
Return on average common equity (3)	3.73%	1.27%
Efficiency ratio (4)	76%	88%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

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

Pursuant to the CVB Acquisition, the company acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits. Such amounts include preliminary estimated fair value adjustments, which are subject to change.

Industry Conditions

The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for March 2015 was reported at 5.5%, a slight decline from 5.6% in December 2014. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the February 2015 (most recent) unemployment rate was 5.5%, unchanged from 5.5% at the end of 2014. More specifically, the unemployment rate in Virginia in February 2015 was 4.7%, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the last year, all industry sectors in the Fifth District expanded. The Federal Open Market Committee (the “FOMC”) stated in a March 18, 2015 release that economic growth has moderated somewhat and labor market conditions have improved further, with strong job gains and a lower unemployment rate. The FOMC stated household spending is rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow and export growth has weakened.

The FOMC reaffirmed its view that the current 0 to  1⁄4% target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the FOMC stated it will assess progress (both realized and expected) toward its objectives of maximum employment and 2% inflation. The FOMC currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run. The FOMC also stated that it will be appropriate to raise the target range when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term. This change in forward guidance does not indicate a decision on the timing of the initial increase in the target range.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan and lease losses, including our measurement of probable cash flows with respect to purchased credit-impaired loans accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which reflects our estimate of losses in the event of borrower default. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan and lease losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan and lease losses is contained in the discussion under “—Financial Condition—Allowance for Loan and Lease Losses” below and in measuring impairment for purchased credit-impaired loans is contained under “—Financial Condition—Allowance for Loan and Lease Losses —Acquired Loans” below.

Our critical accounting policies are discussed in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2014 Form 10-K. Since December 31, 2014, there have been no changes in these policies that have had or could reasonably be expected to have a material effect on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2015, net income was $921 thousand compared to net income of $255 thousand for the three months ended March 31, 2014. Income before income tax expense was $1.3 million for the three months ended March 31, 2015 compared to income before income tax expense of $464 thousand for the same period in 2014. In the three months ended March 31, 2014, pretax income included $205 thousand of costs related to the CVB Acquisition.

The following table presents our net income and earnings per common share information for the periods stated:

	Three Months Ended March 31,
	2015	2014
Net income	$921	$255

Preferred stock dividend	(21)	(21)

Net income available to common shareholders	$900	$234

Earnings per common share, basic and diluted	$0.07	$0.02

Net Interest Income

For the three months ended March 31, 2015, net interest income was $7.3 million compared to $5.5 million for the three months ended March 31, 2014. Higher net interest income in the 2015 period was primarily due to higher average balances of loans held for investment and higher yields on our investment portfolio, partially offset by both higher balances and costs of our deposits. Higher average balances of loans held for investment, which increased $225.0 million, and deposits, which increased $207.7 million, were partially due to the addition of $70.1 million in loans and $101.0 million in deposits acquired in the CVB Acquisition on June 30, 2014. Higher earnings on average balances of investments was a result of a re-positioning of our investment portfolio to securities with higher yields and longer maturities. Higher costs of average balances of deposits in the 2015 period was primarily a result of targeted deposit promotions in several of our markets to fund loan growth and the addition of the borrowing under the Credit Agreement.

As presented in the table below, our net interest margin for the three-month period ended March 31, 2015 was 3.38%, a 4 basis point decrease from 3.42% for the three-month period ended March 31, 2014. Excluding the effect of purchase accounting adjustments, net interest margin declined 18 basis points for the three-month period ended March 31, 2015 compared to the same period of 2014. Higher average balances of our mortgage warehouse loans in the 2015 period compared to the 2014 period negatively affected our net interest margin as these loans have a lower yield than other loan categories. Additionally, the continued low interest rate environment and competition for quality borrowers continues to put pressure on our asset yields and net interest margin.

Average interest-earning assets increased $236.8 million, while related interest income increased $2.4 million, for the three-month period ended March 31, 2015 compared to the same period in 2014. Average interest-bearing liabilities increased $211.6 million, while related interest expense increased $608 thousand, for the three-month period ended March 31, 2015 compared to the same period in 2014. Yields on interest-earning assets increased 9 basis points to 4.05%, and costs of interest-bearing liabilities increased 14 basis points to 0.85%, when comparing the three-month period ended March 31, 2015 to the same period in 2014. Average interest-earning assets as a percentage of total assets were 93.1% for the three-month period ended March 31, 2015, a slight decline from 93.5% for the same period in 2014.

Our loan portfolios acquired in mergers and acquisitions, including the CVB Acquisition, were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion was $483 thousand for the three months ended March 31, 2015 compared to $139 thousand for the same period ended March 31, 2014.

The following table presents the effect of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended March 31,
	2015	2014
Net interest margin	3.38%	3.42%
Purchase accounting adjustments impact (1)	0.23%	0.09%
Net interest margin excluding the impact of purchase accounting adjustments	3.15%	3.33%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans.

The following table provides an analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances. Tax-exempt income is reported on a taxable equivalent basis.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended March 31,
							2015 vs. 2014
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (10)		Increase	Change due to (2)
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$20,243	$6,248	0.24%	0.22%	$12	$3	$9	$0	$9
Interest-earning deposits	24,685	10,946	0.25%	0.32%	16	9	7	(2)	9
Investments	81,167	73,501	3.13%	2.34%	636	429	206	158	48
Guaranteed student loans, gross	70,031	93,698	3.28%	3.22%	574	754	(179)	15	(194)
Loans held for investment, gross (3) (9)	680,202	455,158	4.49%	4.52%	7,633	5,140	2,493	(32)	2,525

Total interest-earning assets	876,328	639,551	4.05%	3.96%	8,871	6,335	2,536	139	2,396

Allowance for loan and lease losses	(6,404)	(5,388)
Noninterest-earning assets:
Cash and due from banks	13,753	10,330
Premises and fixed assets	8,014	5,009
Other assets	49,201	34,562

Total noninterest-earning assets	70,968	49,901

Total assets	$940,892	$684,064

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$68,558	$29,874	0.54%	0.18%	$92	$13	$79	$48	$31
Savings and money market deposits	284,367	217,336	0.75%	0.51%	530	279	251	149	102
Time deposits	311,815	209,791	0.83%	0.90%	644	475	169	(45)	214
Federal funds purchased and borrowed funds	32,181	28,354	2.61%	1.41%	210	100	110	95	15

Total interest-bearing liabilities	696,921	485,355	0.85%	0.71%	1,476	867	609	248	361

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	129,458	106,451
Other liabilities	7,469	3,615

Total noninterest-bearing liabilities	136,927	110,066

Shareholders’ equity	107,044	88,643

Total liabilities and shareholders’ equity	$940,892	$684,064

Interest rate spread (4)			3.20%	3.25%

Net interest income (5)					$7,395	$5,468	$1,927	$(109)	$2,036

Net interest margin (6)			3.38%	3.42%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2015 and 2014 includes $483 thousand and $139 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.
(10)	Interest expense on time deposits in 2015 includes a reduction of $19 thousand related to fair value adjustments recorded pursuant to the CVB Acquisition.

Provision for Loan and Lease Losses

For three months ended March 31, 2015, our provision for loan and lease losses was $565 thousand compared to $227 thousand for the same period of 2014. Higher provision expense in the three-month period ended March 31, 2015 was primarily due to higher accretion in the 2015 period, which decreases discounts on acquired loans a portion of which results in increased allowance needs, higher provision for guaranteed student loans, which is further discussed below, and a reduction in allowance needs due to an improvement in certain qualitative factors.

Noninterest Income

For the three months ended March 31, 2015, noninterest income was $412 thousand compared to $320 thousand for the same period of 2014. Greater noninterest income in the 2015 period was primarily due to higher noninterest income resulting from higher service charges and fees on deposit accounts, including fees from treasury management services, partially offset by lower income on derivatives and the market value of assets held in rabbi trust, including costs associated with our supplemental executive retirement plan, which was assumed in the CVB Acquisition.

Noninterest Expense

For the three-month period ended March 31, 2015, noninterest expense was $5.8 million compared to $5.1 million in the same period in 2014. Noninterest expense in the 2014 period included $205 thousand of expenses, primarily professional fees, related to the CVB Acquisition. Higher noninterest expense in the 2015 period was primarily due to higher compensation and benefits of $459 thousand and higher technology and data processing costs of $131 thousand. Higher compensation and benefits were primarily the result of management incentive charges incurred in the three-months ended March 31, 2015 for which there were none recorded in the 2014 period and the addition of personnel who joined the Bank as a result of the CVB Acquisition. Higher technology and data processing costs in the first three months of 2015 were primarily due to increased processing volumes added with the CVB Acquisition and with other growth. Higher FDIC insurance and bank franchise taxes was primarily due to our growth, and higher amortization of intangibles was due to the addition of core deposit intangibles with the CVB Acquisition.

Income Taxes

For the three-month periods ended March 31, 2015 and 2014, income tax expense was $376 thousand and $209 thousand, respectively, reflecting effective tax rates of 29% and 45%, respectively. The effective rate in the first quarter of 2015 reflects the net benefit of tax-exempt interest and increased balances of bank owned life insurance, while the rate in the first quarter of 2014 reflects the nondeductibility of certain merger-related transaction costs. Net deferred tax assets as of March 31, 2015 and December 31, 2014 were $6.6 million and $6.3 million, respectively.

BUSINESS COMBINATION

The CVB Acquisition was accounted for in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014. Fair value estimates were based on our assessment of the best information available as of the acquisition date and are subject to change.

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

	March 31, 2015
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,114	$11,201	5.05	2.12%
Municipals - fixed rate
- Taxable	3,862	3,870	5.78	2.21%
- Tax exempt	46,545	46,370	8.93	4.09%
Collateralized mortgage obligations - fixed rate	11,508	11,557	4.42	2.04%

Total securities available for sale	73,029	72,998	7.45	3.36%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,276	9,893	7.62	3.40%

Total securities held to maturity	9,276	9,893	7.62	3.40%

Total securities	$82,305	$82,891	7.39	3.37%

	December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$11,543	5.31	2.19%
- Variable rate	4,136	4,239	6.91	1.68%
Municipals - fixed rate
- Taxable	847	848	4.34	1.83%
- Tax exempt	37,825	37,747	8.77	4.04%
Collateralized mortgage obligations - fixed rate	9,974	9,964	3.72	2.04%

Total securities available for sale	64,295	64,341	7.19	3.21%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	9,683	8.23	3.40%

Total securities held to maturity	9,279	9,683	8.23	3.40%

Total securities	$73,574	$74,024	7.24	3.24%

In late 2014 and early 2015, we sold certain securities, primarily mortgage-backed securities, and purchased additional municipal securities, increasing both the weighted average life and weighted average yield of our securities portfolio.

The following table presents a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	March 31, 2015
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	—	—	—	—	1,642	2.85%	9,559	2.00%	11,201	2.12%
Municipals - fixed rate
- Taxable			851	1.83%	3,020	2.31%	—	—	3,871	2.21%
- Tax exempt	302	1.53%	—	—	2,533	3.02%	43,534	4.17%	46,369	4.09%
Collateralized mortgage obligations - fixed rate	—	—	—	—	2,027	2.03%	9,530	2.04%	11,557	2.04%
Total securities available for sale	302		851		9,222		62,623		72,998

Securities held to maturity:
Municipals - fixed rate
- Taxable	—	—	—	—	8,868	3.31%	1,025	4.11%	9,893	3.39%

Total securities held to maturity	—		—		8,868		1,025		9,893

Total securities	$302	1.53%	$851	1.83%	$18,090	2.92%	$63,648	3.52%	$82,891	3.37%

The following table presents the amortized cost and fair value of securities for which the amortized cost exceeded 10% of shareholders’ equity as of the date stated:

	March 31, 2015
	Amortized Cost	Fair Value	Amortized Cost as a Percentage of Shareholders’ Equity
Municipals
- General obligation	$39,734	$40,070	37.10%
- Revenue	19,949	20,063	18.63%

Loans

The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$355,329	46.9%	$359,243	47.9%
Commercial real estate	282,528	37.3%	267,489	35.6%
Residential real estate	40,180	5.3%	40,859	5.4%
Consumer	11,342	1.5%	11,456	1.5%
Guaranteed student loans	67,977	9.0%	71,780	9.6%
Overdrafts	44	0.0%	46	0.0%

Total loans	$757,400	100.0%	$750,873	100.0%
Allowance for loan and lease losses	(6,443)		(6,247)

Total loans, net of allowance	$750,957		$744,626

Loans, net of allowance for loan losses, increased $6.3 million to $751.0 million as of March 31, 2015 from $744.6 million as of December 31, 2014. As of March 31, 2015, loan balances from our participation in a mortgage warehouse lending program were $60.6 million compared to $60.0 million at December 31, 2014, while our portfolio of guaranteed student loans declined $3.8 million from December 31, 2014 to March 31, 2015. We believe balances in our guaranteed student portfolio will continue to decline at this rate throughout 2015.

The following tables provide the maturity analysis of our loans as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	March 31, 2015
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$181,428	$97,363	$15,769	$113,132	$48,249	$9,710	$57,959	$352,519
Commercial real estate (2)	69,371	106,908	51,073	157,981	44,372	7,412	51,784	279,136
Residential real estate (3)	2,202	8,394	21,600	29,994	5,091	1,302	6,393	38,589
Consumer (4)	8,231	128	1,183	1,311	1,781	6	1,787	11,329
Guaranteed student loans	23	741	67,213	67,954	—	—	—	67,977
Overdrafts	44	—	—	—	—	—	—	44

Total loans	$261,299	$213,534	$156,838	$370,372	$99,493	$18,430	$117,923	$749,594

(1)	Excludes $1.3 million in nonaccrual fixed-rate loans and $1.5 million in nonaccrual variable-rate loans.
(2)	Excludes $2.0 million in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(3)	Excludes $302 thousand in nonaccrual fixed-rate loans and $1.3 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $8 thousand in nonaccrual variable-rate loans.

	December 31, 2014
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$180,100	$104,694	$15,187	$119,881	$47,184	$9,302	$56,486	$356,467
Commercial real estate (2)	70,633	101,100	46,882	147,982	42,317	3,523	45,840	264,455
Residential real estate (3)	3,438	7,294	22,099	29,393	5,176	1,296	6,472	39,303
Consumer (4)	8,753	121	938	1,059	1,627	4	1,631	11,443
Guaranteed student loans	28	780	70,973	71,753	—	—	—	71,781
Overdrafts	46	—	—	—	—	—	—	46

Total loans	$262,998	$213,989	$156,079	$370,068	$96,304	$14,125	$110,429	$743,495

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(2)	Excludes $1.8 million in nonaccrual fixed-rate loans and $1.3 million in nonaccrual variable-rate loans.
(3)	Excludes $167 thousand in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $8 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 59.3% of our loan portfolio at March 31, 2015 and 57.5% at December 31, 2014. Commercial real estate (“CRE”) loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets, offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized and measured pursuant to FASB ASC Topic 450, “Contingencies,” and (2) a component for individual loan impairment recognized pursuant to FASB ASC Topic 310, “Receivables.”

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans that we originate in our portfolio. Qualitative factors include, but are not limited to, general economic conditions, nationally and in our target markets, threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors are estimates and may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in our consolidated statements of income. Loans deemed to be uncollectible, in full or in part, are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

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

In evaluating loans accounted for under ASC 310-30, we periodically estimate the amount and timing of cash flows expected to be collected. Upon re-estimation, any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is also reported in our provision for loan and lease losses and a component of our allowance for loan and lease losses. A subsequent improvement in the expected timing or amount of future cash flows for those loans could result in the reduction of the allowance for loan and lease losses and an increase in our net income.

In evaluating our acquired guaranteed student loans, our allowance for loan and lease losses is based on historical and expected default rates for these and similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guarantee.

Our allowance for loan and lease losses does not include amounts for loan losses on loans held pursuant to our participation in a mortgage warehouse lending program. Loans pursuant to this program are to mortgage originators that seek funding to facilitate the origination of residential mortgage loans for sale in the secondary market and are generally held for less than 30 days. We sub-participate in this lending program with a national bank (the participating bank), and neither the participating bank or we have experienced losses from this lending activity, since we began participating in this program.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	March 31, 2015		December 31, 2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$2,036	46.9%	$2,208	47.9%
Commercial real estate	4,148	37.3%	3,759	35.6%
Residential real estate	188	5.3%	175	5.4%
Consumer	—	1.5%	—	1.5%
Guaranteed student loans	71	9.0%	105	9.6%

Total allowance for loan and lease losses	$6,443	100.0%	$6,247	100.0%

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	March 31, 2015	March 31, 2014
Balance at beginning of period	$6,247	$5,305
Charge-offs:
Commercial and industrial	2	—
Commercial real estate	—	—
Residential real estate	—	35
Consumer	—	—
Guaranteed student loans	321	—
Overdrafts	4	1

Total charge-offs	327	36

Recoveries:
Commercial and industrial	—	1
Commercial real estate	1	—
Residential real estate	—	—
Consumer	1	—
Guaranteed student loans	—	—
Overdrafts	2	—

Total recoveries	4	1

Net charge-offs	323	35

Provision for loan and lease losses	565	227
Amount for unfunded commitments	—	(19)
Other (1)	(46)	(64)

Balance at end of period	$6,443	$5,414

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

In the third quarter of 2014, we began charging off that portion of our guaranteed student loans that is (1) not subject to federal government guarantee and (2) greater than 120 days past due and has a high probability of default. Probability of default is determined by loss migration analysis. Loans greater than 120 days past due continue to accrue interest as interest receivable is guaranteed until a claim against the guaranty, if any, is satisfied. A claim can be made when a loan is past due 270 days, or earlier in certain circumstances.

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC 310-30. We concluded that a portion of the loans acquired in our 2011 acquisition of substantially all the assets and assumption of certain liabilities of Virginia Business Bank and the CVB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30.

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

The following table presents our accretion activity for the periods presented. We recorded a $3.0 million estimated fair value adjustment, for credit and interest rates, on the loans acquired in the CVB Acquisition.

	March 31, 2015	March 31, 2014
Balance at beginning of period	$5,580	$4,441
Accretion (1)	(483)	(139)
Other (2)	46	64

Balance at end of period	$5,143	$4,366

(1)	Accretion amounts are reported in interest income.
(2)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2015, there were no loans, other than guaranteed student loans, 90 days or greater past due with respect to principal and interest for which interest was accruing. The federal guarantee on our guaranteed student loans covers both principal and interest accrued to the date a claim, if any, is paid under the guaranty.

As of March 31, 2015 and December 31, 2014, we had $ $1.1 million in OREO. OREO valuations are evaluated periodically, and any necessary valuation allowance to carry the asset at its fair value is recorded as a charge to net income.

The following table presents our nonperforming assets and various performance ratios for the periods and as of the dates stated:

	March 31, 2015	December 31, 2014
Nonaccrual loans	$7,783	$7,377
Other real estate owned	1,145	1,140

Total nonperforming assets	$8,928	$8,517

Nonperforming assets as a percentage of total loans	1.18%	1.13%
Nonperforming assets as a percentage of total assets	0.90%	0.93%
Net charge-offs as a percentage of average loans	0.04%	0.33%
Allowance for loan and lease losses as a percentage of total loans	0.85%	0.83%
Allowance for loan and lease losses to nonaccrual loans	82.78%	84.68%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of March 31, 2015 totaled $843.4 million compared to deposits of $772.9 million at December 31, 2014. Demand deposits, including money market accounts, as of March 31, 2015, increased $35.4 million from balances at December 31, 2014, while time deposits increased $35.1 million over this period. As of March 31, 2015, $116.6 million of our deposits were in Insured Cash Sweep (“ICS”) accounts, Certificate of Deposit Account Registry Service accounts, and brokered time deposits, which we collectively refer to as brokered deposits. As of December 31, 2014, $86.8 million of our deposits were in brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$129,458	—	$114,796	—
Interest-bearing deposits:
Demand and money market	342,712	0.72%	295,344	0.61%
Savings accounts	10,212	0.28%	8,357	0.25%
Time deposits $100,000 or greater	229,827	0.76%	196,137	0.75%
Time deposits less than $100,000	81,987	1.01%	70,866	1.14%

Total interest-bearing deposits	664,738	0.76%	570,704	0.72%

Total average deposits	$794,196	0.64%	$685,500	0.60%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of March 31, 2015:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$60,578	$48,866	$72,778	$67,728	$249,950	29.64%

Borrowings

We have one secured long-term borrowing with the FHLB in the amount of $20 million, which matures on September 28, 2015. The borrowing is a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The borrowing was a modification of a then-existing borrowing, and in connection with the modification, we paid a fee of $533 thousand that is being recognized as interest expense over the remaining term of the borrowing. For the period ended March 31, 2015, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, discussed below, was 1.84%.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. We also have forward-starting swaps with total notional amounts of $17.5 million, whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of this borrowing. The derivatives are designated as a cash flow hedges, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). The amounts reported in accumulated other comprehensive income (loss) as of March 31, 2015 and 2014 related to these derivatives were unrealized losses of $444 thousand (net of tax of $229 thousand) and $6 thousand (net of tax of $3 thousand), respectively. As of March 31, 2015, the ineffective portion of the derivatives was insignificant.

We have an agreement with the counterparty to our cash flow hedge derivatives that contains a provision whereby if we fail to maintain our status as a well or an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of March 31, 2015, $699 thousand had been pledged as collateral under the agreement for our cash flow derivatives, as the valuation of the derivatives had surpassed the contractually specified minimum transfer amount. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreement at termination value. As of March 31, 2015, a hedge liability of $691 thousand was recorded in other liabilities on our consolidated balance sheet related to the cash flow hedge derivatives.

We have a $12 million term loan pursuant to the Credit Agreement. Term loans under the Credit Agreement are repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured; however, there is a negative pledge on all of the outstanding capital stock of the Bank. At March 31, 2015, $11.9 million was outstanding under the Credit Agreement. For the three-month period ended March 31, 2015, the effective interest rate on the unsecured senior term loan was 3.92%.

The Credit Agreement contains financial covenants that require: (1) the company to be and to cause the Bank to be “well-capitalized”, as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times, and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of March 31, 2015, the company and the Bank, as applicable, were in compliance with these financial covenants. The Credit Agreement also restricts the payment of dividends by the company if there exists an event of default as defined under the Credit Agreement.

We contributed a significant portion of the proceeds under the Credit Agreement to the Bank as equity, and retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

In the three-month period ended March 31, 2015, cash and cash equivalents increased $58.1 million compared to a decrease of $18.2 million in the same period in 2014. Net cash provided by operating activities was $3.2 million for the three-month period ended March 31, 2015 compared to net cash used in operating activities of $123 thousand for the same period in 2014. The primary source of operating funds in the 2015 period was from net income and the increase in other liabilities. Net cash used in investing activities was $15.5 million for the three-month period ended March 31, 2015 compared to net cash used in investing activities of $20.0 million for the same period in 2014. Cash used in investing activities in the 2015 period reflected net purchases of securities of $8.9 million and a net increase in loans held for investment of $6.4 million, while cash used in investing activities in the 2014 period included an increase in loans held for investment of $22.2 million. Net cash provided by financing activities in the three-month period ended March 31, 2015 was $70.4 million compared to $1.9 million for the same period of 2014. Cash provided by financing activities in both periods reflected a net increase in deposits.

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

In addition, we have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of March 31, 2015 was $274.3 million based the most recent prior quarter-end and with lendable collateral, which was $40.5 million at March 31, 2015. Under this facility, we have one non-amortizing term loan outstanding for $20.0 million. Credit availability under the FRB facility was $145.1 million as of March 31, 2015, which is also based on lendable collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of March 31, 2015. Pledged collateral (loans) for both the FHLB and FRB facilities, was $246.0 million, as of March 31, 2015.

We have five additional uncommitted lines of credit by national banks to borrow federal funds up to $63.0 million in total on an unsecured basis. One line for $15.0 million expires September 2015, and one line for $5.0 million expires June 2015. The remainder of the lines of credit can be cancelled at any time by the lender. As of March 31, 2015, $25 thousand was outstanding under one of these uncommitted lines of credit, as we periodically draw under these lines for liquidity testing in compliance with our contingency funding policy. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

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

The rule establishing a new regulatory capital framework for smaller, less complex financial institutions became effective January 1, 2015 and will be phased in over the next five years. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, and increases the minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

The following table presents capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated, including the new common equity Tier 1 capital ratio. Note that measures for the new ratio are not applicable prior to March 31, 2015.

	March 31, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$94,627	$85,475	N/A	N/A
Tier 1 capital	102,170	93,856	$94,980	$86,016
Total risk-based capital	108,613	100,299	101,669	92,705
Risk-weighted assets	834,455	835,738	781,881	782,204

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated, including the new common equity Tier 1 capital ratio. Note that measures for the new ratio are not applicable prior to March 31, 2015.

	March 31, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Common equity Tier 1 capital ratio	11.34%	10.23%	N/A	N/A	4.50%	> 6.50%
Tier 1 leverage ratio	11.04%	10.11%	10.30%	9.34%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	12.24%	11.23%	12.15%	11.00%	6.00%	> 8.00%
Total risk-based capital ratio	13.02%	12.00%	13.00%	11.85%	8.00%	> 10.00%

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of March 31, 2015 of $309.3 million. This net asset-sensitive position was a result of $724.2 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $414.9 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of March 31, 2015 is considered by management to be favorable in an increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$17,174	$—	$—	$—	$44,072
Fed funds sold	53,200	—	—	—	53,200
Securities	2,262	1,947	5,136	72,958	82,274
Loans	645,774	3,064	45,491	59,896	757,400
Allowance for loan and lease losses	—	—	—	—	(6,443)
Premises and equipment	—	—	—	—	7,943
Intangibles	—	—	—	—	16,029
OREO	—	—	—	—	1,145
Deferred tax asset	—	—	—	—	6,582
BOLI	—	—	—	—	14,204
Other assets	770	—	—	5,161	16,331

Total assets	$719,180	$5,011	$50,627	$138,015	$992,737

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$150,663
Interest-bearing deposits	206,164	176,850	252,575	57,108	692,736
Fed funds purchased	25	—	—	—	25
Borrowed funds	31,900	—	—	—	31,900
Other liabilities	—	—	—	—	10,317
Shareholders’ equity	—	—	—	—	107,096

Total liabilities and equity	$238,089	$176,850	$252,575	$57,108	$992,737

Discrete gap:	$481,091	$(171,839)	$(201,948)	$80,907
Cumulative gap:	$481,091	$309,252	$107,304	$188,211

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	March 31, 2015	December 31, 2014
Commercial lines of credit	$130,146	$127,363
Commercial real estate	63,624	63,950
Residential real estate	10,443	10,949
Consumer	3,049	2,936
Letters of credit	10,152	9,777

Total commitments	$217,414	$214,975

In addition, the Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of March 31, 2015, the Bank had invested $750 thousand. An additional $250 thousand will be funded at the request of the general partner of the partnership.

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in our 2014 Form 10-K and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	our ability to generate sufficient taxable income to utilize our deferred tax assets, thus requiring a valuation allowance against this asset;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•	the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed, and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	disruptions to customer and employee relationships and business operations caused by the CVB Acquisition;

•	our ability to maintain regulatory capital levels and adequate sources of funding and liquidity, which could be adversely affected by market conditions and changes in capital requirements made by regulators;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	failures or breaches to our systems and network security, including “hacking,” “cyber fraud” or “identity theft” resulting in operating losses or litigation;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the Securities and Exchange Commission (the “SEC”).

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Risk Factors” in our 2014 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in the proxy statement/prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company’s board of directors approved a share repurchase program under which the company may purchase in the open market or otherwise up to 210,000 shares of its outstanding common stock. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. There were no purchases during the first quarter of 2015.

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

XENITH BANKSHARES, INC.

Date: May 8, 2015	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)