Form 10-Q
period 2015-06-30
Xenith Bankshares, Inc.
filed 2015-08-07
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at August 3, 2015 was 12,997,967.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	(Unaudited)
(in thousands, except share data)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents
Cash and due from banks	$51,319	$34,666
Federal funds sold	8,943	4,533

Total cash and cash equivalents	60,262	39,199
Securities available for sale, at fair value	95,048	64,341
Securities held to maturity, at amortized cost (fair value: 2015 - $9,727; 2014 - $9,683)	9,274	9,279
Loans, net of allowance for loan and lease losses, 2015 - $6,849; 2014 - $6,247	761,140	744,626
Premises and equipment, net	7,800	8,010
Other real estate owned, net	1,169	1,140
Goodwill and other intangible assets, net	15,915	16,143
Accrued interest receivable	4,400	3,498
Deferred tax asset	7,233	6,343
Bank owned life insurance	19,326	14,106
Other assets	11,506	11,367

Total assets	$993,073	$918,052

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$510,606	$465,253
Savings	10,214	10,108
Time	326,785	297,550

Total deposits	847,605	772,911
Accrued interest payable	285	276
Borrowed funds	39,889	32,000
Supplemental executive retirement plan	2,266	2,295
Other liabilities	4,313	4,349

Total liabilities	894,358	811,831

Shareholders’ equity
Preferred stock, $1.00 par value, $1,000 liquidation value, 25,000,000 shares authorized as of June 30, 2015 and December 31, 2014; no shares issued and outstanding as of June 30, 2015 and 8,381 shares issued and outstanding as of December 31, 2014	—	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 12,997,967 shares issued and outstanding as of June 30, 2015 and 12,929,834 shares issued and outstanding as of December 31, 2014	12,998	12,930
Additional paid-in capital	86,359	86,016
Retained earnings (accumulated deficit)	1,142	(560)
Accumulated other comprehensive loss, net of tax	(1,784)	(546)

Total shareholders’ equity	98,715	106,221

Total liabilities and shareholders’ equity	$993,073	$918,052

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(in thousands, except per share data)	June 30, 2015	June 30, 2014
Interest income
Interest and fees on loans	$8,162	$6,287
Interest on securities	562	356
Interest on federal funds sold and deposits in other banks	132	67

Total interest income	8,856	6,710

Interest expense
Interest on deposits	825	513
Interest on time certificates of $100,000 and over	470	351
Interest on federal funds purchased and borrowed funds	220	97

Total interest expense	1,515	961

Net interest income	7,341	5,749
Provision for loan and lease losses	700	602

Net interest income after provision for loan and lease losses	6,641	5,147

Noninterest income
Service charges on deposit accounts	145	128
Gain on sales of securities	14	22
Bargain purchase gain	—	32
Increase in cash surrender value of bank owned life insurance	122	77
Other	130	3

Total noninterest income	411	262

Noninterest expense
Compensation and benefits	3,205	2,784
Occupancy	383	366
FDIC insurance	180	126
Bank franchise taxes	246	191
Technology and data processing	637	558
Communications	98	79
Insurance	93	72
Professional fees	337	492
Amortization of intangible assets	115	91
Guaranteed student loan servicing	104	168
Other	495	679

Total noninterest expense	5,893	5,606

Income (loss) before income tax	1,159	(197)

Income tax expense	336	8

Net income (loss)	823	(205)

Preferred stock dividend	(21)	(21)

Net income (loss) available to common shareholders	$802	$(226)

Earnings (loss) per common share (basic and diluted):	$0.06	$(0.02)

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(in thousands, except per share data)	June 30, 2015	June 30, 2014
Interest income
Interest and fees on loans	$16,369	$12,181
Interest on securities	1,008	727
Interest on federal funds sold and deposits in other banks	218	134

Total interest income	17,595	13,042

Interest expense
Interest on deposits	1,653	992
Interest on time certificates of $100,000 and over	908	640
Interest on federal funds purchased and borrowed funds	430	196

Total interest expense	2,991	1,828

Net interest income	14,604	11,214
Provision for loan and lease losses	1,265	830

Net interest income after provision for loan and lease losses	13,339	10,384

Noninterest income
Service charges on deposit accounts	308	262
Write-down of other real estate owned	—	(39)
Gain on sales of securities	81	22
Bargain purchase gain	—	32
Increase in cash surrender value of bank owned life insurance	219	160
Other	215	143

Total noninterest income	823	580

Noninterest expense
Compensation and benefits	6,487	5,607
Occupancy	801	720
FDIC insurance	357	240
Bank franchise taxes	492	381
Technology and data processing	1,172	962
Communications	200	156
Insurance	186	144
Professional fees	612	909
Amortization of intangible assets	229	182
Guaranteed student loan servicing	227	323
Other	942	1,074

Total noninterest expense	11,705	10,698

Income before income tax	2,457	266
Income tax expense	713	216

Net income	1,744	50

Preferred stock dividend	(42)	(42)

Net income available to common shareholders	$1,702	$8

Earnings per common share (basic and diluted):	$0.13	$0.00

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	For the Three Months Ended June 30,
(in thousands)	2015	2014
Net income (loss)	$823	$(205)
Other comprehensive (loss) income, before taxes:
Securities available for sale:
Unrealized (loss) gain arising during the year	(1,706)	552
Reclassification adjustment for gains included in net income	14	22

Unrealized (loss) gain on available-for-sale securities	(1,692)	574

Securities held to maturity:
Amortization of unrealized loss transferred from available for sale	14	15

Unrealized loss on held-to-maturity securities	14	15

Unrealized gain (loss) on derivative:
Unrealized gain (loss) arising during the year	98	(284)
Reclassification adjustment for losses included in net income	35	36

Unrealized gain (loss) on derivative	133	(248)

Other comprehensive (loss) income, before taxes	(1,545)	341

Income tax benefit (expense) related to other comprehensive income	525	(116)

Comprehensive (loss) income	$(197)	$20

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Net income	$1,744	$50
Other comprehensive (loss) income, before taxes:
Securities available for sale:
Unrealized (loss) gain arising during the year	(1,849)	2,248
Reclassification adjustment for gains included in net income	81	22

Unrealized (loss) gain on available-for-sale securities	(1,768)	2,270

Securities held to maturity:
Unrealized loss transferred to held to maturity	—	(518)
Amortization of unrealized loss transferred from available for sale	28	23

Unrealized loss on held-to-maturity securities	28	(495)

Unrealized loss on derivative:
Unrealized loss arising during the year	(205)	(348)
Reclassification adjustment for losses included in net income	70	72

Unrealized loss on derivative	(135)	(276)

Other comprehensive (loss) income, before taxes	(1,875)	1,499

Income tax benefit (expense) related to other comprehensive income	637	(510)

Comprehensive income	$506	$1,039

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(in thousands)	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$1,744	$50
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	1,265	830
Depreciation and amortization	588	518
Net amortization of securities	411	180
Accretion of acquisition accounting adjustments	(879)	(278)
Deferred tax benefit	(252)	(464)
Gain on sales of securities	(81)	(22)
Share-based compensation expense	378	514
Bargain purchase gain	—	(32)
Write-down of other real estate owned	—	39
Increase in cash surrender value of bank owned life insurance	(219)	(160)
Change in operating assets and liabilities:
Accrued interest receivable	(902)	(1,087)
Other assets	(46)	(1,226)
Accrued interest payable	10	8
Other liabilities	(297)	738

Net cash provided by (used in) operating activities	1,720	(392)

Cash flows from investing activities
Cash and cash equivalents acquired in bank acquisition	—	12,560
Proceeds from sales, maturities and calls of securities	9,466	5,105
Purchases of securities	(42,237)	—
Net increase in loans	(16,842)	(60,214)
Net increase in other real estate owned	(29)	—
Purchases of bank owned life insurance	(5,000)	—
Net purchase of premises and equipment	(150)	(146)
(Purchase) sale of FRB and FHLB stock	(95)	14

Net cash used in investing activities	(54,887)	(42,681)

Cash flows from financing activities
Net increase in demand and savings deposits	45,459	22,100
Net increase in time deposits	29,272	64,928
Net increase in borrowed funds	7,889	—
Issuance of common stock	33	20
Repurchase of common stock	—	(265)
Redemption of preferred stock	(8,381)	—
Preferred stock dividend	(42)	(42)

Net cash provided by financing activities	74,230	86,741

Net increase in cash and cash equivalents	21,063	43,668
Cash and cash equivalents
Beginning of period	39,199	30,693

End of period	$60,262	$74,361

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$2,944	$1,820

Income taxes	$825	$700

Transactions related to bank acquisition
Assets acquired	$—	$114,432

Liabilities assumed	$—	$103,900

See notes to consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 1. Organization

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of June 30, 2015, the company, through the Bank, operates eight full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in York County, Virginia.

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

Effective on July 29, 2011, the Bank completed the acquisition of select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office of Paragon Commercial Bank, a North Carolina banking corporation, and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the branch office.

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

On June 30, 2014, the company completed the merger of Colonial Virginia Bank (“CVB”) with and into the Bank, with the Bank being the surviving bank (the “CVB Acquisition”). In connection with the CVB Acquisition, the company issued an aggregate of 1,618,186 shares of its common stock and paid $658 in cash to the former shareholders of CVB in exchange for their shares of CVB common stock.

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

On June 30, 2015, the company completed the redemption of all of the outstanding 8,381 shares of its senior non-cumulative perpetual preferred stock, Series A, that the company had issued and sold to the U.S. Treasury pursuant to the Small Business Lending Fund program (the “SBLF Preferred Stock”), at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends. There was no SBLF Preferred Stock outstanding as of June 30, 2015.

On June 26, 2015, the company issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 (the “Subordinated Notes”). See Note 13 - Borrowings for more information on the Subordinated Notes. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption of the company’s SBLF Preferred Stock.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and the statements of cash flows for the six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents the allocation of the consideration paid to the acquired assets and assumed liabilities in the CVB Acquisition as of the acquisition date. The allocation resulted in a bargain purchase gain of $42 thousand, which reflects adjustments to estimated fair values reported for the period ended June 30, 2014.

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

The following table presents the purchased performing and purchased impaired loans receivable at the date of the CVB Acquisition and the fair value adjustment recorded immediately following the acquisition:

	Purchased Performing	Purchased Impaired	Total
Contractual principal payments receivable	$68,526	$4,575	$73,101
Fair value adjustment - credit and interest	(1,986)	(1,064)	(3,050)

Fair value of acquired loans	$66,540	$3,511	$70,051

Note 4. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to June 30, 2015 and December 31, 2014 was $9.5 million and $9.4 million, respectively.

Note 5. Securities

The following tables present the amortized cost and fair value of securities as of the dates stated:

	June 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities - fixed rate	$14,020	$113	$(107)	$14,026
Commercial mortgage-backed securities - fixed rate	19,135	—	(329)	18,806
Municipals - fixed rate
- Tax exempt	51,798	48	(1,332)	50,514
- Taxable	5,957	3	(86)	5,874
Collateralized mortgage obligations - fixed rate	5,860	44	(76)	5,828

Total securities available for sale	96,770	208	(1,930)	95,048

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,274	453	—	9,727

Total securities held to maturity	9,274	453	—	9,727

Total securities	$106,044	$661	$(1,930)	$104,775

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$131	$(101)	$11,543
- Variable rate	4,136	106	(3)	4,239
Municipals - fixed rate
- Tax exempt	37,825	87	(165)	37,747
- Taxable	847	1	—	848

Collateralized mortgage obligations - fixed rate	9,974	55	(65)	9,964

Total securities available for sale	64,295	380	(334)	64,341

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	404	—	9,683

Total securities held to maturity	9,279	404	—	9,683

Total securities	$73,574	$784	$(334)	$74,024

As of June 30, 2015 and December 31, 2014, the company had securities with a fair value of $8.1 million and $8.7 million, respectively, pledged as collateral for public deposits.

The following table presents the amortized cost and fair value of securities by contractual maturity as of the date stated:

	June 30, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$300	$300	$—	$—
Due after one year through five years	841	845	—	—
Due after five years through ten years	32,770	32,401	8,331	8,711
Due after ten years	62,859	61,502	943	1,016

Total securities	$96,770	$95,048	$9,274	$9,727

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions as of the dates stated. The number of loss securities in each category is also noted.

	June 30, 2015
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities - fixed rate	3	$6,109	$(61)	$2,023	$(46)	$8,132	$(107)
Commercial mortgage-backed securities - fixed rate	8	18,806	(329)	—	—	18,806	(329)
Municipals - fixed rate
-Tax exempt	31	46,362	(1,332)	—	—	46,362	(1,332)
-Taxable	3	5,331	(86)	—	—	5,331	(86)

Collateralized mortgage obligations - fixed rate	2	—	—	3,330	(76)	3,330	(76)

Total securities available for sale	47	76,608	(1,808)	5,353	(122)	81,961	(1,930)

Total securities	47	$76,608	$(1,808)	$5,353	$(122)	$81,961	$(1,930)

	December 31, 2014
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	3	$—	$—	$8,682	$(101)	$8,682	$(101)
- Variable rate	1	2,789	(3)	—	—	2,789	(3)
Municipals - fixed rate
-Tax exempt	11	19,353	(165)	—	—	19,353	(165)
-Taxable	1	301	—	—	—	301	—

Collateralized mortgage obligations - fixed rate	2	—	—	3,767	(65)	3,767	(65)

Total securities available for sale	18	22,443	(168)	12,449	(166)	34,892	(334)

Total securities	18	$22,443	$(168)	$12,449	$(166)	$34,892	$(334)

All securities held as of June 30, 2015 were investment grade. The unrealized loss positions at June 30, 2015 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at June 30, 2015, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at June 30, 2015; therefore, no other-than-temporary impairment has been recognized in net income.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$348,489	45.3%	$359,243	47.9%
Commercial real estate	306,678	39.9%	267,489	35.6%
Residential real estate	37,314	4.9%	40,859	5.4%
Consumer	11,243	1.5%	11,456	1.5%
Guaranteed student loans	64,236	8.4%	71,780	9.6%
Overdrafts	29	0.0%	46	0.0%

Total loans	$767,989	100.0%	$750,873	100.0%
Allowance for loan and lease losses	(6,849)		(6,247)

Total loans, net of allowance	$761,140		$744,626

Loans, excluding guaranteed student loans, include unearned fees net of capitalized origination costs, of $326 thousand and $297 thousand, as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $237.3 million of loans were pledged to the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank as collateral for borrowing capacity.

As of June 30, 2015, the company had $64.2 million of guaranteed student loans, including premium and acquisition costs of $1.7 million and $937 thousand, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), pursuant to which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The student loans carry an approximate 98% federal government guarantee as to the payment of principal and accrued interest.

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

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$415	$148	$467	$—	$1,030
Commercial real estate	2,041	453	1,897	—	4,391
Residential real estate	268	—	630	—	898
Consumer	72	—	36	—	108

Total purchased credit-impaired loans	2,796	601	3,030	—	6,427

Originated and other purchased loans:
Commercial and industrial	339,053	5,660	2,746	—	347,459
Commercial real estate	295,773	1,383	5,131	—	302,287
Residential real estate	34,050	174	2,192	—	36,416
Consumer	10,930	27	178	—	11,135
Guaranteed student loans	64,236	—	—	—	64,236
Overdrafts	29	—	—	—	29

Total originated and other purchased loans	744,071	7,244	10,247	—	761,562

Total loans	$746,867	$7,845	$13,277	$—	$767,989

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$462	$150	$524	$—	$1,136
Commercial real estate	3,636	—	2,648	—	6,284
Residential real estate	126	10	908	—	1,044
Consumer	158	—	56	—	214

Total purchased credit-impaired loans	4,382	160	4,136	—	8,678

Originated and other purchased loans:
Commercial and industrial	347,938	6,458	3,711	—	358,107
Commercial real estate	254,540	2,934	3,731	—	261,205
Residential real estate	37,818	765	1,232	—	39,815
Consumer	11,065	36	141	—	11,242
Guaranteed student loans	71,780	—	—	—	71,780
Overdrafts	46	—	—	—	46

Total originated and other purchased loans	723,187	10,193	8,815	—	742,195

Total loans	$727,569	$10,353	$12,951	$—	$750,873

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

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical and expected default rates for these loans applied to the portion of carrying value in these loans that is not subject to federal guarantee.

The following tables present the allowance for loan and lease loss activity, by loan category, for the dates stated:

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,443	$5,414
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	—	—
Residential real estate	54	—
Consumer	—	—
Guaranteed student loans	226	—
Overdrafts	1	13

Total charge-offs	281	13

Recoveries:
Commercial and industrial	1	—
Commercial real estate	80	4
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	2	1

Total recoveries	83	5

Net charge-offs	198	8

Provision for loan and lease losses	700	602
Amount for unfunded commitments	(96)	10
Other (1)	—	(2)

Balance at end of period	$6,849	$6,016

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,247	$5,305
Charge-offs:
Commercial and industrial	2	—
Commercial real estate	—	—
Residential real estate	54	35
Consumer	—	—
Guaranteed student loans	547	—
Overdrafts	5	14

Total charge-offs	608	49

Recoveries:
Commercial and industrial	1	1
Commercial real estate	81	4
Residential real estate	—	—
Consumer	1	—
Guaranteed student loans	—	—
Overdrafts	4	1

Total recoveries	87	6

Net charge-offs	521	43

Provision for loan and lease losses	1,265	830
Amount for unfunded commitments	(96)	(10)
Other (1)	(46)	(66)

Balance at end of period	$6,849	$6,016

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

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

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	June 30, 2015
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$52	$52	$—
Commercial real estate	160	160	—
Residential real estate	38	38	—
Consumer	—	—	—

Total purchased credit-impaired loans	250	250	—

Originated and other purchased loans
Commercial and industrial	2,054	388	1,666
Commercial real estate	4,398	587	3,811
Residential real estate	97	15	82
Consumer	—	—	—
Guaranteed student loans	50	—	50

Total originated and other purchased loans	6,599	990	5,609

Total allowance for loan and lease losses	$6,849	$1,240	$5,609

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,030	$977	$53
Commercial real estate	4,391	2,276	2,115
Residential real estate	898	426	472
Consumer	108	—	108

Total purchased credit-impaired loans	6,427	3,679	2,748

Originated and other purchased loans
Commercial and industrial	347,459	2,174	345,285
Commercial real estate	302,287	5,636	296,651
Residential real estate	36,416	631	35,785
Consumer	11,164	411	10,753
Guaranteed student loans	64,236	—	64,236

Total originated and other purchased loans	761,562	8,852	752,710

Total loans	$767,989	$12,531	$755,458

	December 31, 2014
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$34	$34	$—
Commercial real estate	182	182	—
Residential real estate	36	36	—
Consumer	—	—	—

Total purchased credit-impaired loans	252	252	—

Originated and other purchased loans
Commercial and industrial	2,174	326	1,848
Commercial real estate	3,577	123	3,454
Residential real estate	139	22	117
Consumer	—	—	—
Guaranteed student loans	105	—	105

Total originated and other purchased loans	5,995	471	5,524

Total allowance for loan and lease losses	$6,247	$723	$5,524

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,136	$989	$147
Commercial real estate	6,284	3,112	3,172
Residential real estate	1,044	554	490
Consumer	214	—	214

Total purchased credit-impaired loans	8,678	4,655	4,023

Originated and other purchased loans
Commercial and industrial	358,107	2,690	355,417
Commercial real estate	261,205	2,833	258,372
Residential real estate	39,815	384	39,431
Consumer	11,288	—	11,288
Guaranteed student loans	71,780	—	71,780

Total originated and other purchased loans	742,195	5,907	736,288

Total loans	$750,873	$10,562	$740,311

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$279	$1,383	$—
Commercial real estate	399	589	—
Residential real estate	334	367	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,025	1,047	—
Commercial real estate	3,195	3,765	—
Residential real estate	426	432	—
Consumer	411	480	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	698	695	52
Commercial real estate	1,877	1,959	160
Residential real estate	91	98	38
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,149	1,149	388
Commercial real estate	2,442	2,450	587
Residential real estate	205	205	15
Consumer	—	—	—

Total loans individually evaluated for impairment	$12,531	$14,619	$1,240

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$336	$1,439	$—
Commercial real estate	855	1,230	—
Residential real estate	181	216	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,492	1,514	—
Commercial real estate	2,648	3,066	—
Residential real estate	173	173	—
Consumer	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	653	650	34
Commercial real estate	2,257	2,365	182
Residential real estate	373	405	36
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,198	1,198	326
Commercial real estate	184	201	123
Residential real estate	212	212	22
Consumer	—	—	—

Total loans individually evaluated for impairment	$10,562	$12,669	$723

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$291	—	250	—
Commercial real estate	402	—	1,514	—
Residential real estate	338	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,032	2	2,576	22
Commercial real estate	3,198	23	—	—
Residential real estate	427	4	199	—
Consumer	411	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	702	10	697	11
Commercial real estate	1,868	31	3,745	58
Residential real estate	92	—	137	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,154	—	762	—
Commercial real estate	2,442	2	—	—
Residential real estate	208	—	1,432	—
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$12,565	$72	$11,312	$91

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$309	—	263	—
Commercial real estate	407	—	1,541	—
Residential real estate	340	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,052	5	2,576	43
Commercial real estate	3,207	45	—	—
Residential real estate	429	8	199	—
Consumer	411	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	713	20	706	22
Commercial real estate	1,865	63	3,753	116
Residential real estate	92	—	138	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,168	—	762	—
Commercial real estate	2,443	38	—	—
Residential real estate	209	—	1,432	—
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$12,645	$179	$11,370	$181

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

The remaining fair value adjustment on the VBB and CVB purchased credit-impaired loans, as of June 30, 2015, was $1.4 million and $572 thousand, respectively. The carrying value of the VBB and CVB purchased credit-impaired loans, as of June 30, 2015, was approximately $4.2 million and $2.0 million, respectively, which is net of any impairment charges recorded subsequent to acquisition.

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

The following tables present accretion activity related to acquired loans for the dates stated:

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$5,143	$4,366
Additions	—	3,050
Accretion (1)	(359)	(139)
Disposals (2)	(25)	—
Other (3)	—	2

Balance at end of period	$4,759	$7,279

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$5,580	$4,441
Additions	—	3,050
Accretion (1)	(842)	(278)
Disposals (2)	(25)	—
Other (3)	46	66

Balance at end of period	$4,759	$7,279

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	June 30, 2015
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$640	$—	$390	$390	$1,030
Commercial real estate	4,199	11	181	192	4,391
Residential real estate	742	156	—	156	898
Consumer	97	—	11	11	108

Total purchased credit-impaired loans	5,678	167	582	749	6,427

Originated and other purchased loans:
Commercial and industrial	346,595	850	14	864	347,459
Commercial real estate	300,349	1,012	926	1,938	302,287
Residential real estate	35,038	854	524	1,378	36,416
Consumer	10,665	17	482	499	11,164
Guaranteed student loans	43,167	6,212	14,857	21,069	64,236

Total originated and other purchased loans	735,814	8,945	16,803	25,748	761,562

Total loans	$741,492	$9,112	$17,385	$26,497	$767,989

	December 31, 2014
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$696	$222	$218	$440	$1,136
Commercial real estate	5,567	629	88	717	6,284
Residential real estate	668	230	146	376	1,044
Consumer	203	—	11	11	214

Total purchased credit-impaired loans	7,134	1,081	463	1,544	8,678

Originated and other purchased loans:
Commercial and industrial	356,511	873	723	1,596	358,107
Commercial real estate	258,975	1,490	740	2,230	261,205
Residential real estate	38,891	702	222	924	39,815
Consumer	11,140	113	35	148	11,288
Guaranteed student loans	46,821	12,025	12,934	24,959	71,780

Total originated and other purchased loans	712,338	15,203	14,654	29,857	742,195

Total loans	$719,472	$16,284	$15,117	$31,401	$750,873

Guaranteed student loans comprised $6.2 million of the total amounts that were past due 30-89 days and $14.9 million of the total amounts that were past due 90 days or greater as of June 30, 2015. These loans are nearly 98% guaranteed as to principal and interest. Pursuant to the guaranty, the company may make a claim for payment on a loan after a period of 270 days during which no payment has been made on the loan.

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2015, there were no loans, other than guaranteed student loans, past due 90 days or greater for which interest was accruing. Accrued interest on the guaranteed portion of student loans is subject to the guaranty and is payable under the claim, if any, to the time the claim is satisfied.

	June 30, 2015	December 31, 2014
Purchased credit-impaired loans:
Commercial and industrial	$411	$463
Commercial real estate	1,418	2,105
Residential real estate	815	962
Consumer	8	8

Total purchased credit-impaired loans	2,652	3,538

Originated and other purchased loans:
Commercial and industrial	1,320	2,311
Commercial real estate	1,493	930
Residential real estate	1,379	594
Consumer	4	4

Total originated and other purchased loans	4,196	3,839

Total nonaccrual loans	$6,848	$7,377
Other real estate owned	1,169	1,140

Total nonperforming assets	$8,017	$8,517

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	June 30, 2015	December 31, 2014
Performing TDRs:
Commercial and industrial	$1,753	$2,735
Commercial real estate	4,469	1,913
Residential real estate	447	87
Consumer	—	—

Total performing TDRs	$6,669	$4,735

Nonperforming TDRs:
Commercial and industrial	$567	$—
Commercial real estate	30	33
Residential real estate	121	265
Consumer	—	—

Total nonperforming TDRs	$718	$298

Total TDRs	$7,387	$5,033

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	June 30, 2015
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	7	$1,095	$1,225	$2,320
Commercial real estate	7	2,253	2,246	4,499
Residential real estate	5	222	346	568
Consumer	—	—	—	—

Total TDRs	19	$3,570	$3,817	$7,387

	December 31, 2014
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,149	$1,586	$2,735
Commercial real estate	5	—	1,946	1,946
Residential real estate	3	87	265	352
Consumer	—	—	—	—

Total TDRs	16	$1,236	$3,797	$5,033

During the three months ended June 30, 2015, the company identified four loans as TDRs, totaling $2.6 million, which are included in the tables above. One loan identified as a TDR in this period, in the amount of $2.3 million, was acquired in the First Bankshares Merger.

Note 7. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets, which are core deposit intangibles, as of the dates stated:

	June 30, 2015	December 31, 2014
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$4,640
Accumulated amortization	(1,714)	(1,486)

Net core deposit intangibles	2,926	3,154

Goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$15,915	$16,143

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	June 30, 2015	December 31, 2014
Noninterest-bearing demand deposits	$157,813	$121,230
Interest-bearing:
Demand and money market deposits	352,793	344,023
Savings deposits	10,214	10,108
Time deposits of $100,000 or more	243,751	213,920
Other time deposits	83,034	83,630

Total deposits	$847,605	$772,911

Note 9. Derivatives

Cash Flow Hedges

The company uses interest rate derivatives to manage its exposure to interest rate movements. The company is a party to three interest rate swap agreements designated as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” Pursuant to one of the agreements, the company pays fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without exchange of the underlying notional amount of $20 million. Pursuant to the other two agreements, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning at a specified future date without exchange of underlying notional amounts of $17.5 million.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2015 and 2014, the ineffective portion was insignificant. The amount reported in AOCI as of June 30, 2015 was a loss of $356 thousand, net of a tax benefit of $184 thousand. As of June 30, 2015, a liability of $559 thousand was recorded in other liabilities on the consolidated balance sheet related to these cash flow hedges.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of June 30, 2015, $798 thousand was recorded in other assets and $825 thousand was recorded in other liabilities related to non-designated hedges. For the three months ended June 30, 2015 and 2014, $38 thousand of income and $50 thousand of loss, respectively, were recorded in net income related to non-designated hedges. For the six months ended June 30, 2015 and 2014, $64 thousand and $38 thousand of income, respectively, were recorded in net income related to non-designated hedges.

The company has minimum collateral requirements with its counterparties for both cash flow hedges and non-hedge derivatives which contain provisions, whereby if the company fails to maintain its status as a well or an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. As of June 30, 2015, the valuation of these derivatives has surpassed the contractually specified minimum transfer amounts of $350 thousand, and $2.0 million has been pledged as collateral under the agreements. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Note 10. Income Taxes

Net deferred tax assets as of June 30, 2015 and December 31, 2014 were $7.2 million and $6.3 million, respectively. The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$835	34.00%	$91	34.00%
Meals and entertainment	4	0.17%	5	1.99%
Share-based compensation	25	1.02%	36	13.68%
Transaction-related expenses	—	0.00%	129	48.28%
Tax exempt income	(205)	-8.34%	(58)	-21.83%
Other	54	2.15%	13	4.90%

Income tax expense reported	$713	29.00%	$216	81.02%

Note 11. Earnings per Common Share

The following tables summarize basic and diluted earnings per common share calculations for the periods stated. Weighted average shares outstanding for the calculation of basic earnings per share include vested restricted stock units. Excluded from the computation of diluted earnings per common share were 240,810 shares related to options, for the three and six months ended June 30, 2015, because their inclusion in the calculation would be anti-dilutive. The number of shares in the following tables is in thousands.

	For the Three Months Ended June 30,
	2015	2014
Net income (loss)	$823	$(205)
Preferred stock dividend	(21)	(21)

Net income (loss) available to common shareholders	$802	$(226)

Weighted average shares outstanding, basic	13,130	10,498
Dilutive shares	176	132

Weighted average shares outstanding, diluted	13,306	10,630

Earnings (loss) per common share, basic	$0.06	$(0.02)

Earnings (loss) per common share, diluted	$0.06	$(0.02)

	For the Six Months Ended June 30,
	2015	2014
Net income	$1,744	$50
Preferred stock dividend	(42)	(42)

Net income available to common shareholders	$1,702	$8

Weighted average shares outstanding, basic	13,106	10,485
Dilutive shares	181	123

Weighted average shares outstanding, diluted	13,287	10,608

Earnings per common share, basic	$0.13	$0.00

Earnings per common share, diluted	$0.13	$0.00

Note 12. Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (“SERP”). The SERP provides for the payment of supplemental retirement benefits to three former CVB executives. All benefits to the former CVB employees are fully vested and payments may begin six months following the employee’s termination, as defined by the SERP. As of June 30, 2015, two former CVB employees were receiving payments under the SERP. For the three and six months ended June 30, 2015, the company paid $45 and $68 thousand, respectively, of benefits under the SERP. The company expects to pay $90 thousand to the former employees for the remainder of 2015. As of June 30, 2015, a $2.3 million liability was recorded on the company’s consolidated balance sheet related to the SERP. A discount rate of 4% was used in determining the SERP liability.

The company also has a grantor trust (rabbi trust) established as a source of funds to pay benefits under the SERP. As of June 30, 2015, $2.0 million in cash and investment securities, at fair value, was held in the rabbi trust and is recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 13. Borrowings

On June 26, 2015, the company issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the company. The Subordinated Notes may not be redeemed by the company prior to June 26, 2020, except in the event (i) the Subordinated Notes no longer qualify as Tier 2 Capital as a result of a change in interpretation or application of law or regulation, or (ii) of a “Tax Event” (as defined under the related note purchase agreement). The Subordinated Notes are unsecured and subordinate and junior in right of payments to the company’s secured and general creditors. Additionally, the company is not permitted to declare or pay any dividend or make any distribution on its capital stock or any other of its equity securities of any kind, except for dividends payable solely in shares of the company’s common stock, if the total risk-based capital ratio, Tier 1 risk-based capital ratio, or leverage ratio of the company or the Bank, becomes less than 10.0%, 6.0%, or 5.0%, respectively.

On September 30, 2014, the company entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). The company borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014 and has the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015. Repayments under the term loans were monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal and interest will become due and payable in full. All borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured but the lender has the benefit of a negative pledge on all of the outstanding capital stock of the Bank. For the three and six months ended June 30, 2015, the effective interest rate, which includes the amortization of loan origination costs, on the unsecured senior term loan was 4.04% and 4.00%, respectively.

The Credit Agreement contains financial covenants that require (1) the company to be, and to cause the Bank to be, “well-capitalized” as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of June 30, 2015, the company and the Bank, as applicable, were in compliance with these financial covenants.

Note 14. Senior Non-Cumulative Perpetual Preferred Stock

On June 30, 2015, the company completed the redemption of all of the outstanding 8,381 shares ($8.4 million) of the SBLF Preferred Stock. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption. For the three and six months ended June 30, 2015 and 2014, the company’s dividend on the SBLF Preferred Stock was $21 and $42 thousand, respectively, representing an effective dividend rate of 1% for both periods.

Note 15. Commitment and Contingencies

In the normal course of business, the Bank has commitments under credit agreements to lend to customers provided that there is no material violation of any condition established in the contracts. These commitments have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Additionally, the Bank issues letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.

The following table presents unfunded commitments outstanding as of the dates stated:

	June 30, 2015	December 31, 2014
Commercial lines of credit	$156,545	$127,363
Commercial real estate	55,427	63,950
Residential real estate	11,137	10,949
Consumer	2,847	2,936
Letters of credit	9,342	9,777

Total commitments	$235,298	$214,975

The Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of June 30, 2015, the Bank had invested $750 thousand. An additional $250 thousand will be funded at the request of the general partner of the partnership. Additionally, the Bank has a $1.0 million commitment to invest in a Virginia limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

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

Other real estate owned:

OREO is measured at the asset’s fair value less costs for disposal. The company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals. OREO is classified as nonrecurring Level 3.

Impaired loans:

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of June 30, 2015, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 and December 31, 2014, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In conjunction with the FASB’s fair value measurement guidance, the company has elected to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Other assets:

Assets held in the company’s rabbi trust consist of cash and marketable securities. The carrying value for cash and cash equivalents approximates fair value. Securities include those traded on nationally recognized securities exchanges. Other assets are classified as recurring Level 1.

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

Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses at the company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the senior term loan, for which interest rates reset quarterly or less, approximates its fair value. The fair value of the Subordinated Notes approximates their sales price.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of June 30, 2015 Using
	June 30, 2015 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities - fixed rate	$14,026	$—	$14,026	$—
Commercial mortgage-backed securities - fixed rate	18,806		18,806
Municipals	56,388	—	56,388	—
Collateralized mortgage obligations	5,828	—	5,828	—
Cash flow hedge - liability	(559)	—	(559)	—
Interest rate derivative - asset	798	—	798	—
Interest rate derivative - liability	(825)	—	(825)	—
Other assets	1,973	1,973	—	—
Assets measured on a nonrecurring basis:
Impaired loans	12,531	—	—	12,531
Other real estate owned	1,169	—	—	1,169

		Fair Value Measurements as of December 31, 2014 Using
	December 31, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities
- Fixed rate	$11,543	$—	$11,543	$—
- Variable rate	4,239	—	4,239	—
Municipals	38,595	9,021	29,574	—
Collateralized mortgage obligations	9,964	—	9,964	—
Cash flow hedge - liability	(423)	—	(423)	—
Interest rate derivative - asset	809	—	809	—
Interest rate derivative - liability	(852)	—	(852)	—
Other assets	2,030	2,030	—	—
Assets measured on a nonrecurring basis:
Impaired loans	10,562	—	—	10,562
Other real estate owned	1,140	—	—	1,140

Certain municipal securities in the amount of $9.0 million as of December 31, 2014 were classified as Level 1 at December 31, 2014 and as Level 2 at June 30, 2015. All of these securities were purchased in December 2014. The fair value of these securities at December 31, 2014 reflected the trade or purchase price and, therefore, they were classified as Level 1. Subsequent to trade date, these securities are classified as Level 2.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$12,531	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	1,169	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$10,562	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	1,140	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	June 30, 2015		Fair Value Measurements as of June 30, 2015 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$51,319	$51,319	$51,319	$—	$—
Federal funds sold	8,943	8,943	—	8,943	—
Securities available for sale	95,048	95,048	—	95,048	—
Securities held to maturity	9,274	9,727	—	9,727	—
Loans, net	761,140	762,419	—	—	762,419
Interest rate derivative	798	798	—	798	—
Accrued interest receivable	4,400	4,400	—	4,400	—
Other assets	1,973	1,973	1,973	—	—
Financial liabilities:
Cash flow hedge	$559	$559	$—	$559	$—
Interest rate derivative	825	825	—	825	—
Borrowings	39,889	39,889	—	39,889	—
Deposits	847,605	845,893	—	845,893	—
Accrued interest payable	285	285	—	285	—

	December 31, 2014		Fair Value Measurements as of December 31, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$34,666	$34,666	$34,666	$—	$—
Federal funds sold	4,533	4,533	—	4,533	—
Securities available for sale	64,341	64,341	9,021	55,320	—
Securities held to maturity	9,279	9,683	—	9,683	—
Loans, net	744,626	745,187	—	—	745,187
Interest rate derivative	809	809	—	809	—
Accrued interest receivable	3,498	3,498	—	3,498	—
Other assets	2,030	2,030	2,030	—	—
Financial liabilities:
Cash flow hedge	$423	$423	$—	$423	$—
Interest rate derivative	852	852	—	852	—
Borrowings	32,000	32,000	—	32,000	—
Deposits	772,911	771,997	—	771,997	—
Accrued interest payable	276	276	—	276	—

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption prohibited. The company is evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (ASU Subtopic 835-30), “Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the ASU requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The early adoption of this standard did not have a significant impact on the company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The data presented as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is derived from our unaudited interim financial statements and includes, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2014 is derived from our audited financial statements as of and for the year ended December 31, 2014, which is included in the 2014 Form 10-K.

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

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. The Bank also has a loan production office in York County, Virginia, which it intends to relocate to Newport News, Virginia. We acquired the three branches located in Suffolk in the 2009 merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary SuffolkFirst Bank. SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. We acquired the two branches in Gloucester and the loan production office in the acquisition of Colonial Virginia Bank (“CVB”) on June 30, 2014, which is further discussed below. The acquired CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time. As of June 30, 2015, we had total assets of $993.1 million, total loans, net of our allowance for loan and lease losses, of $761.1 million, total deposits of $847.6 million, and shareholders’ equity of $98.7 million.

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

On June 26, 2015, we issued and sold $8.5 million in aggregate principal amount of our 6.75% subordinated notes due 2025 (the “Subordinated Notes”). The Subordinated Notes qualify as Tier 2 Capital for the company and are redeemable by us no earlier than June 26, 2020, except upon the occurrence of certain events, including their disqualification as Tier 2 Capital as a result of a change in interpretation or application of law or regulation.

On June 30, 2015, we completed the redemption of all of the outstanding 8,381 shares of our senior non-cumulative perpetual preferred stock, Series A, that we had issued and sold to the U.S. Treasury pursuant to the Small Business Lending Fund program, at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption.

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

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, securities, federal funds sold, and deposits held at other banks. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees on treasury services, earnings from our investment in bank owned life insurance, gains on the sale of securities, and other miscellaneous income. Deposits, Federal Home Loan Bank (“FHLB”) borrowed funds, borrowed funds from other sources, and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average equity (“ROAE”), ratio of average common equity to average assets, and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following tables present selected financial performance measures, for the dates stated:

	Three Months Ended June 30,
	2015	2014
Net interest margin (1)	3.23%	3.37%
Return on average assets (2)	0.33%	-0.11%
Return on average common equity (3)	3.32%	-1.01%
Average common equity to average assets (4)	10.03%	11.15%
Efficiency ratio (5)	76%	93%

	Six Months Ended June 30,
	2015	2014
Net interest margin (1)	3.29%	3.39%
Return on average assets (2)	0.36%	0.01%
Return on average common equity (3)	3.53%	0.12%
Average common equity to average assets (4)	10.25%	11.43%
Efficiency ratio (5)	76%	91%

(1)	Net interest margin is annualized net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is annualized net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(3)	ROAE is annualized net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Average common equity to average assets is average common shareholders’ equity divided by average total assets. Average common shareholders’ equity is average total shareholders’ equity less preferred stock. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(5)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Acquisitions

On June 30, 2014, the company completed the merger of CVB with and into the Bank, with the Bank being the surviving bank (the “CVB Acquisition”). In connection with CVB Acquisition, the company issued an aggregate of 1,618,186 shares of its common stock and paid $658 in cash to the former shareholders of CVB in exchange for their shares of CVB common stock.

Pursuant to the CVB Acquisition, the company acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits.

Industry Conditions

The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for June 2015 was reported at 5.3%, an improvement from 5.6% in December 2014. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the May 2015 (most recent) unemployment rate was 5.5%, unchanged from 5.5% at the end of 2014. More specifically, the unemployment rate in Virginia in May 2015 was 4.9%, a slight worsening from 4.8% from year-end 2014, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the twelve months ended May 2015, all industry sectors in the Fifth District expanded.

The Federal Open Market Committee (the “FOMC”) stated in a July 29, 2015 release that economic growth has expanded moderately in recent months and labor market conditions continue to improve, with solid job gains and declining unemployment. The FOMC stated household spending is moderate and business fixed investment and net exports are soft, while the recovery in the housing sector has shown improvement.

The FOMC reaffirmed its view that the current 0 to  1⁄4% target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the FOMC stated it will assess progress (both realized and expected) toward its objectives of maximum employment and 2% inflation. The FOMC currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run. The FOMC also stated that it will be appropriate to raise the target range when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2% objective over the medium term.

Low interest rates and intense competition have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We have seen a particularly sharp increase in competition in the Richmond market over the last year, as new banks have entered this market. Though our commercial real estate business continues to show strong growth in both the Greater Washington and Richmond markets, our commercial and industrial lending business has grown at a slower pace. We anticipate intense competition in our markets until demand and supply are more balanced.

Outlook

In spite of industry and market conditions, we believe we are well positioned to effectively compete in our target markets. We believe we will benefit from (1) our team of skilled bankers, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team. We intend to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets, and by executing strategically advantageous combinations.

Intense competition for quality loans in this low interest rate environment requires that we remain firm in applying our established credit underwriting practices, providing exceptional customer service, and offering competitive treasury services products, as well as continually monitoring our expenses.

In our continuing evaluation of our business strategy, we believe that properly priced acquisitions can complement our organic growth. We may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or related banking lines of business and related services and products. We evaluate potential acquisitions to determine what is in the best interest of our company and long-term strategy. Our goal in making these decisions is to maximize shareholder value.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended June 30, 2015, net income was $823 thousand compared to a net loss of $205 thousand for the three months ended June 30, 2014. Income before income tax expense was $1.2 million for the three months ended June 30, 2015 compared to a loss before income tax expense of $197 thousand for the same period in 2014. In the three months ended June 30, 2014, pretax income included $428 thousand of costs related to the CVB Acquisition and a $205 thousand loss from a fraudulent ACH transaction, of which $155 thousand was recovered through insurance in the fourth quarter of 2014.

For the six months ended June 30, 2015, net income was $1.7 million compared to net income of $50 thousand for the six months ended June 30, 2014. Income before income tax expense was $2.5 million for the six months ended June 30, 2015 compared to $266 thousand for the same period in 2014. In the six months ended June 30, 2014, pretax income included $633 thousand of costs related to the CVB Acquisition and the ACH fraud loss.

The following tables present our net income and earnings per common share information for the periods stated:

	Three Months Ended June 30,
	2015	2014
Net income (loss)	$823	$(205)

Preferred stock dividend	(21)	(21)

Net income (loss) available to common shareholders	$802	$(226)

Earnings (loss) per common share, diluted	$0.06	$(0.02)

	Six Months Ended June 30,
	2015	2014
Net income	$1,744	$50

Preferred stock dividend	(42)	(42)

Net income available to common shareholders	$1,702	$8

Earnings per common share, diluted	$0.13	$0.00

Net Interest Income

For the three months ended June 30, 2015, net interest income was $7.3 million compared to $5.7 million for the three months ended June 30, 2014. Higher net interest income in the 2015 period was primarily due to higher average balances of loans held for investment and investment securities and higher yields on our investment portfolio, partially offset by both higher balances and costs of our deposits and other borrowings. Higher average balances of loans held for investment, which increased $170.7 million, and deposits, which increased $176.0 million, were partially due to the addition of $70.1 million in loans and $101.0 million in deposits acquired in the CVB Acquisition on June 30, 2014. Higher earnings on average balances of investments were a result of a re-positioning of our investment portfolio to a greater level of tax-exempt municipal securities with higher tax-equivalent yields and longer maturities. Higher costs of average balances of liabilities in the 2015 period were primarily a result of targeted deposit promotions in several of our target markets to fund loan growth and the addition of the borrowing under the Credit Agreement in the third quarter of 2014. Accretion of discounts on acquired loans was higher in the three months ended June 30, 2015 compared to the same period of 2014, as further discussed below.

As presented in the table below, our net interest margin for the three months ended June 30, 2015 was 3.23%, a 14 basis point decrease from 3.37% for the three months ended June 30, 2014. Higher average balances of loans from our participation in a mortgage warehouse lending program in the 2015 period compared to the 2014 period negatively affected our net interest margin, as these loans have a lower yield than our other loan categories. Additionally, higher average balances of federal funds sold and other deposits negatively affected our net interest margin in the 2015 period. These negative impacts were partially offset by higher average balances and yields on our investment portfolio and higher accretion from acquired loans. Excluding the effect of purchase accounting adjustments, net interest margin declined 21 basis points for the three months ended June 30, 2015 compared to the same period of 2014.

Average interest-earning assets increased $239.6 million, while related interest income increased $2.1 million, for the three months ended June 30, 2015 compared to the same period in 2014. Average interest-bearing liabilities increased $185.2 million, while related interest expense increased $554 thousand, for the three months ended June 30, 2015 compared to the same period in 2014. Yields on interest-earning assets decreased 4 basis points to 3.89%, and costs of interest-bearing liabilities increased 13 basis points to 0.85%, when comparing the three months ended June 30, 2015 to the same period in 2014. Average interest-earning assets as a percentage of total assets were 93.2% for the three months ended June 30, 2015, a slight decline from 93.9% for the same period in 2014.

For the six months ended June 30, 2015, net interest income was $14.6 million compared to $11.2 million for the six months ended June 30, 2014. Higher net interest income was primarily due to higher average balances of loans and investment securities and yields on our investment securities, partially offset by lower yields on loans held for investment and both higher average balances and costs of our deposits and other borrowings. Accretion of discounts on acquired loans was higher in the six months ended June 30, 2015 compared to the same period of 2014, as further discussed below.

As presented in the table below, net interest margin for the six months ended June 30, 2015 was 3.29%, a 10 basis point decrease from 3.39% for the same period in 2014. Net interest margin for the six months ended June 30, 2015 was negatively affected by higher average balances of loans from our mortgage warehouse lending program, higher average balances of cash and the borrowing under the Credit Agreement.

Average interest-earning assets increased $238.2 million, and related interest income increased $4.6 million, for the six months ended June 30, 2015 compared to the same period in 2014. Average interest-bearing liabilities increased $198.3 million, and related interest expense increased $1.2 million, for the six months ended June 30, 2015 compared to the same period in 2014. Yields on interest-earning assets were 3.95% for both six-month periods ended June 30, 2015 and 2014. The costs of interest-bearing liabilities increased 13 basis points to 0.85% when comparing the six months ended June 30, 2015 to the same period in 2014. Average interest-earning assets as a percentage of total assets was 93.2% for the six months ended June 30, 2015 compared to 93.7% for the same period in 2014.

Our loan portfolios acquired in mergers and acquisitions, including the CVB Acquisition, were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion was $359 thousand for the three months ended June 30, 2015 compared to $139 thousand for the same period ended June 30, 2014. For the six months ended June 30, 2015 and 2014, loan discount accretion was $842 thousand and $278 thousand, respectively.

The following tables present the effect of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended June 30,
	2015	2014
Net interest margin	3.23%	3.37%
Purchase accounting adjustments impact (1)	0.15%	0.08%
Net interest margin excluding the impact of purchase accounting adjustments	3.08%	3.29%

	Six Months Ended June 30,
	2015	2014
Net interest margin	3.29%	3.39%
Purchase accounting adjustments impact (1)	0.18%	0.08%
Net interest margin excluding the impact of purchase accounting adjustments	3.11%	3.31%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans and amortization of fair value adjustments on time deposits.

The following tables provide an analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances. Tax-exempt income and yields are reported on a taxable-equivalent basis.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended June 30,
							2015 vs. 2014
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)(9)		Increase	Change due to (2)
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$25,510	$10,322	0.29%	0.21%	$18	$5	$13	$2	$11
Interest-earning deposits	44,727	15,431	0.30%	0.27%	33	11	22	1	21
Investments	96,103	71,629	3.11%	2.29%	747	411	336	171	165
Guaranteed student loans, gross	66,442	92,826	3.32%	3.27%	552	759	(207)	13	(220)
Loans held for investment, gross (3)	689,531	492,476	4.41%	4.49%	7,610	5,528	2,082	(93)	2,175

Total interest-earning assets	922,313	682,684	3.89%	3.93%	8,960	6,714	2,246	94	2,152

Allowance for loan and lease losses	(6,679)	(5,597)
Noninterest-earning assets:
Cash and due from banks	14,235	9,433
Premises and fixed assets	7,888	4,989
Other assets	51,453	35,469

Total noninterest-earning assets	73,576	49,891

Total assets	$989,210	$726,978

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$65,413	$27,077	0.48%	0.20%	$79	$13	$66	$33	$33
Savings and money market deposits	287,616	226,109	0.74%	0.58%	534	326	208	107	101
Time deposits	330,870	254,692	0.82%	0.82%	682	525	157	(0)	157
Federal funds purchased and borrowed funds	32,983	23,759	2.67%	1.63%	220	97	123	76	47

Total interest-bearing liabilities	716,882	531,637	0.85%	0.72%	1,515	961	554	216	338

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	157,729	102,919
Other liabilities	7,115	2,953

Total noninterest-bearing liabilities	164,844	105,872

Shareholders’ equity	107,484	89,469

Total liabilities and shareholders’ equity	$989,210	$726,978

Interest rate spread (4)			3.04%	3.21%

Net interest income (5)					$7,445	$5,753	$1,692	$(122)	$1,814

Net interest margin (6)			3.23%	3.37%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2015 and 2014 includes $359 thousand and $139 thousand, respectively, in accretion related to acquired loans.
(9)	Interest expense on time deposits in 2015 includes a reduction of $19 thousand related to fair value adjustments recorded pursuant to the CVB Acquisition.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Six Months Ended June 30,
							2015 vs. 2014
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)(9)		Increase	Change due to (2)
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$22,891	$8,296	0.27%	0.21%	$30	$9	$21	$3	$18
Interest-earning deposits	34,761	13,201	0.28%	0.29%	49	19	30	(1)	31
Investments	88,676	72,559	3.01%	2.32%	1,336	840	496	286	210
Guaranteed student loans, gross	68,227	93,260	3.30%	3.24%	1,126	1,513	(387)	27	(414)
Loans held for investment, gross (3)	684,892	473,921	4.45%	4.50%	15,243	10,669	4,574	(122)	4,696

Total interest-earning assets	899,447	661,237	3.95%	3.95%	17,784	13,050	4,734	193	4,541

Allowance for loan and lease losses	(6,542)	(5,493)
Noninterest-earning assets:
Cash and due from banks	13,995	9,879
Premises and fixed assets	7,951	4,999
Other assets	50,334	35,018

Total noninterest-earning assets	72,280	498,956

Total assets	$965,185	$705,640

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$66,977	$28,468	0.51%	0.19%	$172	$27	$145	$81	$64
Savings and money market deposits	286,000	221,747	0.74%	0.55%	1,064	605	459	256	203
Time deposits	321,396	232,365	0.82%	0.86%	1,325	1,000	325	(44)	369
Federal funds purchased and borrowed funds	32,585	26,044	2.64%	1.51%	430	196	234	175	59

Total interest-bearing liabilities	706,958	508,624	0.85%	0.72%	2,991	1,828	1,163	468	695

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	143,671	104,676
Other liabilities	7,291	3,282

Total noninterest-bearing liabilities	150,962	107,958

Shareholders’ equity	107,265	89,058

Total liabilities and shareholders’ equity	$965,185	$705,640

Interest rate spread (4)			3.11%	3.23%

Net interest income (5)					$14,793	$11,222	$3,571	$(275)	$3,846

Net interest margin (6)			3.29%	3.39%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2015 and 2014 includes $842 thousand and $278 thousand, respectively, in accretion related to acquired loans.
(9)	Interest expense on time deposits in 2015 includes a reduction of $38 thousand related to fair value adjustments recorded pursuant to the CVB Acquisition.

Provision for Loan and Lease Losses

For the three months ended June 30, 2015, our provision for loan and lease losses was $700 thousand compared to $602 thousand for the same period of 2014. For the six months ended June 30, 2015, provision expense was $1.3 million compared to $830 thousand for the same period of 2014. Higher provision expense in both the three and six months ended June 30, 2015 compared to the same periods of 2014 was primarily due to higher accretion in the 2015 period, which decreases discounts on acquired loans; a portion of which results in increased allowance needs, and increased reserves on several specific loans. These increases were partially offset by an improvement in certain qualitative factors applied to our allowance for loans and lease losses.

Noninterest Income

For the three months ended June 30, 2015, noninterest income was $411 thousand compared to $262 thousand for the same period of 2014. Greater noninterest income in the 2015 period was primarily due to higher service charges and fees on deposit accounts, including fees from treasury management services, higher earnings from bank owned life insurance (“BOLI”), and higher other fee income.

For the six months ended June 30, 2015, noninterest income was $823 thousand compared to $580 thousand for the same period of 2014. Noninterest income in the six months ended June 30, 2014 included higher service charges and fees on deposit accounts, higher gains on sales of securities, higher earnings on BOLI, and higher other income, when comparing to the same period in 2014.

Noninterest Expense

For the three months ended June 30, 2015, noninterest expense was $5.9 million compared to $5.6 million in the same period in 2014. Noninterest expense in the 2014 period included $428 thousand of expenses, primarily professional fees and technology costs, related to the CVB Acquisition and the $205 thousand fraud loss. Higher noninterest expense in the 2015 period was primarily due to higher compensation and benefits of $421 thousand and higher technology and data processing costs of $204 thousand (excluding merger-related costs in the 2014 period). Higher compensation and benefits were primarily the result of management incentive charges recorded in the three months ended June 30, 2015, for which there were none recorded in the same 2014 period, and the addition of personnel who joined the Bank as a result of the CVB Acquisition. Higher technology and data processing costs in the three months ended June 30, 2015 were primarily due to increased processing volumes added with the CVB Acquisition and with other growth, and costs incurred in the on-going re-negotiation of the Bank’s core processing service contract.

For the six months ended June 30, 2015, noninterest expense was $11.7 million, compared to $10.7 million for the same period of 2014. Noninterest expense in the 2014 period included $633 thousand of costs related to the CVB Acquisition, primarily recorded in professional fees and technology expenses, and the $205 thousand fraud loss. Higher noninterest expense in the 2015 period was primarily due to higher compensation and benefits of $880 thousand and higher technology and data processing costs of $335 thousand (excluding merger-related costs in the 2014 period). Higher expenses in both categories were primarily due to the above-mentioned items.

Income Taxes

For the three months ended June 30, 2015 income tax expense was $336 thousand (29% effective rate) compared to income tax expense of $8 thousand in the same period of 2014. For the six months ended June 30, 2015 and 2014, income tax expense was $712 thousand (29% effective rate) and $216 thousand (81% effective rate), respectively. The change in the effective tax rates in the 2015 periods reflect the benefit of increased tax-exempt interest and increased balances of BOLI, the earnings from which are tax-exempt, while rates in the 2014 periods reflect the nondeductibility of certain merger-related transaction costs. Net deferred tax assets as of June 30, 2015 and December 31, 2014 were $7.2 million and $6.3 million, respectively.

BUSINESS COMBINATION

The CVB Acquisition was accounted for in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014.

The following table presents the allocation of the consideration received to the assets acquired and liabilities assumed in the CVB Acquisition as of the acquisition date. Our allocation resulted in a bargain purchase gain of $42 thousand, which reflects adjustments to estimated fair values for the period ended June 30, 2014.

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

	June 30, 2015
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities - fixed rate	$14,020	$14,026	4.93	2.17%
Commercial mortgage-backed securities - fixed rate	19,135	18,806	7.56	2.32%
Municipals - fixed rate
- Taxable	5,957	5,874	7.27	2.78%
- Tax exempt	51,798	50,514	9.05	4.18%
Collateralized mortgage obligations - fixed rate	5,860	5,828	3.17	1.99%

Total securities available for sale	96,770	95,048	7.68	3.29%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,274	9,727	7.35	3.39%

Total securities held to maturity	9,274	9,727	7.35	3.39%

Total securities	$106,044	$104,775	7.59	3.30%

	December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$11,543	5.31	2.19%
- Variable rate	4,136	4,239	6.91	1.68%
Municipals - fixed rate
- Taxable	847	848	4.34	1.83%
- Tax exempt	37,825	37,747	8.77	4.04%
Collateralized mortgage obligations - fixed rate	9,974	9,964	3.72	2.04%

Total securities available for sale	64,295	64,341	7.19	3.21%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	9,683	8.23	3.40%

Total securities held to maturity	9,279	9,683	8.23	3.40%

Total securities	$73,574	$74,024	7.24	3.24%

In late 2014 and in 2015, we sold certain securities, primarily mortgage-backed securities, and purchased primarily additional municipal securities, increasing both the weighted average life and weighted average yield of our securities portfolio.

The following table presents a maturity analysis of our securities portfolio as of the dates stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	June 30, 2015
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities - fixed rate	$—	—	$—	—	$4,871	2.44%	$9,155	2.03%	$14,026	2.17%
Commercial mortgage-backed securities - fixed rate	—	—	—	—	18,806	2.32%	—	—	18,806	2.32%
Municipals - fixed rate
- Taxable	—	—	845	1.84%	5,029	2.93%	—	—	5,874	2.78%
- Tax exempt	300	6.59%	—	—	3,695	3.26%	46,519	4.23%	50,514	4.18%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	5,828	1.99%	5,828	1.99%

Total securities available for sale	300		845		32,401		61,502		95,048	3.29%

Securities held to maturity:
Municipals - fixed rate
- Taxable	—	—	—	—	8,711	3.31%	1,016	4.11%	9,727	3.39%

Total securities held to maturity	—		—		8,711		1,016		9,727

Total securities	$300	6.59%	$845	1.84%	$41,112	2.70%	$62,518	3.70%	$104,775	3.30%

Loans

The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$348,489	45.3%	$359,243	47.9%
Commercial real estate	306,678	39.9%	267,489	35.6%
Residential real estate	37,314	4.9%	40,859	5.4%
Consumer	11,243	1.5%	11,456	1.5%
Guaranteed student loans	64,236	8.4%	71,780	9.6%
Overdrafts	29	0.0%	46	0.0%

Total loans	$767,989	100.0%	$750,873	100.0%
Allowance for loan and lease losses	(6,849)		(6,247)

Total loans, net of allowance	$761,140		$744,626

Loans, net of allowance for loan and lease losses, increased $16.5 million to $761.1 million as of June 30, 2015 from $744.6 million as of December 31, 2014. As of June 30, 2015, loan balances from our participation in a mortgage warehouse lending program were $52.1 million compared to $60.0 million at December 31, 2014, while our portfolio of guaranteed student loans declined $7.5 million from December 31, 2014. We believe balances in our guaranteed student portfolio will continue to decline at this rate throughout 2015. We do not intend to acquire additional loans in this asset class.

The following tables provide the maturity analysis of our loans as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	June 30, 2015
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$175,016	$101,398	$14,957	$116,355	$44,076	$11,311	$55,387	$346,758
Commercial real estate (2)	78,712	111,632	62,811	174,443	46,122	4,489	50,611	303,766
Residential real estate (3)	2,151	8,469	18,074	26,543	5,380	1,047	6,427	35,121
Consumer (4)	9,562	214	365	579	1,083	8	1,091	11,232
Guaranteed student loans	23	692	63,522	64,214	—	—	—	64,237
Overdrafts	30	—	—	—	—	—	—	30

Total loans	$265,494	$222,405	$159,729	$382,134	$96,661	$16,855	$113,516	$761,144

(1)	Excludes $930 thousand in nonaccrual fixed-rate loans and $801 thousand in nonaccrual variable-rate loans.
(2)	Excludes $1.8 million in nonaccrual fixed-rate loans and $1.1 million in nonaccrual variable-rate loans.
(3)	Excludes $292 thousand in nonaccrual fixed-rate loans and $1.9 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $8 thousand in nonaccrual variable-rate loans.

	December 31, 2014
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$180,100	$104,694	$15,187	$119,881	$47,184	$9,302	$56,486	$356,467
Commercial real estate (2)	70,633	101,100	46,882	147,982	42,317	3,523	45,840	264,455
Residential real estate (3)	3,438	7,294	22,099	29,393	5,176	1,296	6,472	39,303
Consumer (4)	8,753	121	938	1,059	1,627	4	1,631	11,443
Guaranteed student loans	28	780	70,973	71,753	—	—	—	71,781
Overdrafts	46	—	—	—	—	—	—	46

Total loans	$262,998	$213,989	$156,079	$370,068	$96,304	$14,125	$110,429	$743,495

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(2)	Excludes $1.8 million in nonaccrual fixed-rate loans and $1.3 million in nonaccrual variable-rate loans.
(3)	Excludes $167 thousand in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $8 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 60.3% of our loan portfolio at June 30, 2015 and 57.5% at December 31, 2014. Commercial real estate (“CRE”) loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets, offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses consists of (1) a component for collective loan impairment recognized and measured pursuant to FASB ASC Topic 450, “Contingencies,” and (2) a component for individual loan impairment recognized pursuant to FASB ASC Topic 310, “Receivables.”

We determine the allowance for loan and lease losses based on a periodic evaluation of the loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans that we originate in our portfolio. Qualitative factors include, but are not limited to, general economic conditions, nationally and in our target markets, and threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors are estimates and may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in our consolidated statements of income. Loans deemed to be uncollectible, in full or in part, are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

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

In evaluating our acquired guaranteed student loans, our allowance for loan and lease losses is based on historical and expected default rates for these loans applied to the portion of carrying value of these loans that is not subject to federal guarantee.

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

The following tables present the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	June 30, 2015		December 31, 2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$2,106	45.3%	$2,208	47.9%
Commercial real estate	4,558	39.9%	3,759	35.6%
Residential real estate	135	4.9%	175	5.4%
Consumer	—	1.5%	—	1.5%
Guaranteed student loans	50	8.4%	105	9.6%

Total allowance for loan and lease losses	$6,849	100.0%	$6,247	100.0%

The following tables present the activity in the allowance for loan and lease losses for the dates stated:

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,443	$5,414
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	—	—
Residential real estate	54	—
Consumer	—	—
Guaranteed student loans	226	—
Overdrafts	1	13

Total charge-offs	281	13

Recoveries:
Commercial and industrial	1	—
Commercial real estate	80	4
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	2	1

Total recoveries	83	5

Net charge-offs	198	8

Provision for loan and lease losses	700	602
Amount for unfunded commitments	(96)	10
Other (1)	—	(2)

Balance at end of period	$6,849	$6,016

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,247	$5,305
Charge-offs:
Commercial and industrial	2	—
Commercial real estate	—	—
Residential real estate	54	35
Consumer	—	—
Guaranteed student loans	547	—
Overdrafts	5	14

Total charge-offs	608	49

Recoveries:
Commercial and industrial	1	1
Commercial real estate	81	4
Residential real estate	—	—
Consumer	1	—
Guaranteed student loans	—	—
Overdrafts	4	1

Total recoveries	87	6

Net charge-offs	521	43

Provision for loan and lease losses	1,265	830
Amount for unfunded commitments	(96)	(10)
Other (1)	(46)	(66)

Balance at end of period	$6,849	$6,016

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

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

The following tables present our accretion activity for the periods presented. We recorded a $3.0 million estimated fair value adjustment, for credit and interest rates, on the loans acquired in the CVB Acquisition.

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$5,143	$4,366
Additions	—	3,050
Accretion (1)	(359)	(139)
Disposals (2)	(25)	—
Other (3)	—	2

Balance at end of period	$4,759	$7,279

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$5,580	$4,441
Additions	—	3,050
Accretion (1)	(842)	(278)
Disposals (2)	(25)	—
Other (3)	46	66

Balance at end of period	$4,759	$7,279

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of June 30, 2015, there were no loans, other than guaranteed student loans, 90 days or greater past due with respect to principal and interest for which interest was accruing. The federal guarantee on our guaranteed student loans covers both principal and interest accrued to the date a claim, if any, is paid under the guaranty.

As of June 30, 2015 and December 31, 2014, we had $1.2 and $1.1 million, respectively, in OREO. OREO valuations are evaluated periodically, and any necessary valuation allowance to carry the asset at its fair value, less disposal costs, is recorded as a charge to net income.

The following table presents our nonperforming assets and various performance ratios for the periods and as of the dates stated:

	June 30, 2015	December 31, 2014
Nonaccrual loans	$6,848	$7,377
Other real estate owned	1,169	1,140

Total nonperforming assets	$8,017	$8,517

Nonperforming assets as a percentage of total loans	1.04%	1.13%
Nonperforming assets as a percentage of total assets	0.81%	0.93%
Net charge-offs as a percentage of average loans	0.07%	0.33%
Allowance for loan and lease losses as a percentage of total loans	0.89%	0.83%
Allowance for loan and lease losses to nonaccrual loans	100.01%	84.68%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of June 30, 2015 totaled $847.6 million compared to deposits of $772.9 million at December 31, 2014. Demand deposits, including money market accounts, as of June 30, 2015, increased $45.4 million from balances at December 31, 2014, while time deposits increased $29.2 million over this period. As of June 30, 2015, $114.3 million of our deposits were in Insured Cash Sweep (“ICS”) accounts, Certificate of Deposit Account Registry Service accounts and brokered time deposits, which we collectively refer to as brokered deposits. As of December 31, 2014, $86.8 million of our deposits were in brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$143,671	—	$114,796	—
Interest-bearing deposits:
Demand and money market	342,657	0.71%	295,344	0.61%
Savings accounts	10,321	0.28%	8,357	0.25%
Time deposits $100,000 or greater	238,910	0.76%	196,137	0.75%
Time deposits less than $100,000	82,486	1.01%	70,866	1.14%

Total interest-bearing deposits	674,374	0.76%	570,704	0.72%

Total average deposits	$818,045	0.63%	$685,500	0.60%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of June 30, 2015:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$87,151	$31,986	$76,896	$47,718	$243,751	28.76%

Borrowings

We have one secured long-term borrowing with the FHLB in the amount of $20 million, which matures on September 28, 2015. The borrowing is a nonamortizing term loan and bears interest at a rate of 20 basis points over LIBOR, which resets quarterly. The borrowing was a modification of a then-existing borrowing, and in connection with the modification, we paid a fee of $533 thousand that is being recognized as interest expense over the remaining term of the borrowing. For the period ended June 30, 2015, our effective interest rate on the $20 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, discussed below, was 1.84%.

At the time we modified the FHLB borrowing, we entered into a derivative (interest rate swap) whereby we pay fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount, which is $20 million. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. We also have forward-starting swaps with total notional amounts of $17.5 million, whereby upon the renewal of the FHLB borrowing for a specified period we pay fixed amounts and receive variable payments on a portion of the underlying notional amount of this borrowing. The derivatives are designated as a cash flow hedges, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). The amounts reported in accumulated other comprehensive income (loss) as of June 30, 2015 and 2014 related to these derivatives were unrealized losses of $357 thousand (net of tax of $184 thousand) and $169 thousand (net of tax of $87 thousand), respectively. The ineffective portion of the derivatives was insignificant for the three and six months ended June 30, 2015.

We have an agreement with the counterparty to our cash flow hedge derivatives that contains a provision whereby if we fail to maintain our status as a well or an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of June 30, 2015, $745 thousand had been pledged as collateral under the agreement for our cash flow derivatives, as the valuation of the derivatives had surpassed the contractually specified minimum transfer amount. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreement at termination value. As of June 30, 2015, a hedge liability of $559 thousand was recorded in other liabilities on our consolidated balance sheet related to the cash flow hedge derivatives.

At June 30, 2015, $11.6 million was outstanding under the Credit Agreement. Term loans under the Credit Agreement were repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 3.5% per annum. The Credit Agreement is unsecured; however, there is a negative pledge on all of the outstanding capital stock of the Bank. For the three and six months ended June 30, 2015, the effective interest rate on the unsecured senior term loan was 4.04% and 4.00%, respectively.

The Credit Agreement contains financial covenants that require: (1) the company to be and to cause the Bank to be “well-capitalized”, as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times, and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of June 30, 2015, the company and the Bank, as applicable, were in compliance with these financial covenants.

We contributed a significant portion of the proceeds under the Credit Agreement to the Bank as equity, and retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

On June 26, 2015, we issued and sold $8.5 million in aggregate principal amount of the Subordinated Notes. The Subordinated Notes may not be redeemed by the company prior to June 26, 2020, except in the event (i) the Subordinated Notes no longer qualify as Tier 2 Capital as a result of a change in interpretation or application of law or regulation, or (ii) of a “Tax Event” (as defined under the related note purchase agreement). The Subordinated Notes are unsecured and subordinate and junior in right of payments to the company’s secured and general creditors. Interest on the Subordinated Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31. Additionally, the company is not permitted to declare or pay any dividend or make any distribution on its capital stock or any other of its equity securities of any kind, except for dividends payable solely in shares of the company’s common stock, if the total risk-based capital ratio, Tier 1 risk-based capital ratio, or leverage ratio of the company or the Bank, becomes less than 10.0%, 6.0%, or 5.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2015, cash and cash equivalents increased $21.1 million compared to an increase of $43.7 million in the same period in 2014. Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2015 compared to net cash used in operating activities of $392 thousand for the same period in 2014. The primary source of operating funds in the 2015 period was from net income, adjusted by our provision for loan and lease losses and accretion, offset by an increase in accrued interest receivable. Net cash used in investing activities was $54.9 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $42.7 million for the same period in 2014. Cash used in investing activities in the 2015 period reflected net purchases of securities of $32.8 million and a net increase in loans held for investment of $16.8 million. Net cash provided by financing activities in the six months ended June 30, 2015 was $74.2 million compared to $86.7 million for the same period of 2014. Cash provided by financing activities in both periods reflected a net increase in deposits.

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

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $30.0 million. This line is for short-term liquidity needs, is subject to the prevailing federal funds interest rate, and can be terminated at any time.

We have five additional uncommitted lines of credit by national banks to borrow federal funds up to $78.0 million in total on an unsecured basis. One line for $15.0 million expires September 2015. The remainder of the lines of credit can be cancelled at any time by the lender. As of June 30, 2015, there were no amounts outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

We have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of June 30, 2015 was $296.8 million, based on the most recent prior quarter-end, and with lendable collateral, which was $42.1 million at June 30, 2015. Under this facility, we have one non-amortizing term loan outstanding for $20.0 million. Credit availability under the FRB facility was $139.1 million as of June 30, 2015, which is also based on lendable collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of June 30, 2015. Pledged collateral (loans) for both the FHLB and FRB facilities was $237.3 million, as of June 30, 2015.

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

The following table presents capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated, including the new common equity Tier 1 capital ratio. Note that measures for the new ratio are not applicable prior to 2015.

	June 30, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$103,687	$86,533	N/A	N/A
Tier 1 capital	103,687	86,533	$94,980	$86,016
Total risk-based capital	111,074	102,336	101,669	92,705
Risk-weighted assets	855,548	855,612	781,881	782,204

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated, including the new common equity Tier 1 capital ratio. Note that the new ratio is not applicable prior to 2015.

	June 30, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Common equity Tier 1 capital ratio	12.12%	10.11%	N/A	N/A	4.50%	> 6.50%
Tier 1 leverage ratio	10.64%	8.86%	10.30%	9.34%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	12.12%	10.11%	12.15%	11.00%	6.00%	> 8.00%
Total risk-based capital ratio	12.98%	11.96%	13.00%	11.85%	8.00%	> 10.00%

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

Gap Analysis

Gap analysis tools monitor the “gap” between interest-sensitive assets and interest-sensitive liabilities. The Bank uses a variety of simulation models to forecast balance sheet value changes and income statement responsiveness, including interest-rate shock, economic value of equity, and gap analysis. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, the Bank can position itself to mitigate risks associated with anticipated interest rate movements by understanding the dynamic nature of its balance sheet components. We evaluate our balance sheet components (securities, loan and deposit portfolios) to manage our interest rate risk position.

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

The following table, “Gap Report,” indicates that, on a cumulative basis through the next 12 months, our interest rate-sensitive assets exceed interest rate-sensitive liabilities, resulting in an asset-sensitive position as of June 30, 2015 of $271.3 million. This net asset-sensitive position was a result of $715.3 million in interest rate-sensitive assets being available for re-pricing during the next 12 months and $444.0 million in interest rate-sensitive liabilities being available for re-pricing during the same time period. Our gap position as of June 30, 2015 is considered by management to be favorable in an increasing interest rate environment.

	0-180 Days	181-360 days	1-3 Years	Over 3 Years	Totals
Assets:
Cash and cash due	$37,311	$—	$—	$—	$51,319
Fed funds sold	8,943	—	—	—	8,943
Securities	3,408	2,426	7,490	92,719	104,322
Loans	656,673	5,764	46,751	58,584	767,989
Allowance for loan and lease losses	—	—	—	—	(6,849)
Premises and equipment	—	—	—	—	7,800
Intangibles	—	—	—	—	15,915
OREO	—	—	—	—	1,169
Deferred tax asset	—	—	—	—	7,233
BOLI	—	—	—	—	19,326
Other assets	767	—	—	5,127	15,906

Total assets	$707,102	$8,190	$54,241	$156,430	$993,073

Liabilities and Equity:
Demand deposits	$—	$—	$—	$—	$157,812
Interest-bearing deposits	222,198	190,161	230,675	46,743	689,793
Borrowed funds	31,600	—	—	8,289	39,889
Other liabilities	—	—	—	—	6,864
Shareholders’ equity	—	—	—	—	98,715

Total liabilities and equity	$253,798	$190,161	$230,675	$55,032	$993,073

Discrete gap:	$453,304	$(181,971)	$(176,434)	$101,398
Cumulative gap:	$453,304	$271,333	$94,899	$196,297

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	June 30, 2015	December 31, 2014
Commercial lines of credit	$156,545	$127,363
Commercial real estate	55,427	63,950
Residential real estate	11,137	10,949
Consumer	2,847	2,936
Letters of credit	9,342	9,777

Total commitments	$235,298	$214,975

The Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of June 30, 2015, the Bank had invested $750 thousand. An additional $250 thousand will be funded at the request of the general partner of the partnership. Additionally, the Bank has a $1.0 million commitment to invest in a Virginia limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Risk Factors” in our 2014 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in the 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company’s board of directors approved a share repurchase program under which the company may purchase in the open market or otherwise up to 210,000 shares of its outstanding common stock. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time. There were no purchases under this program during the second quarter of 2015.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description

3.1	Articles of Restatement to the Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 7, 2015 (File No. 000-53380))

4.1	Form of 6.75% Subordinated Notes due 2025 (included as Exhibit A to Exhibit 10.1 hereto)

10.1	Subordinated Note Purchase Agreement, dated as of June 19, 2015, by and among Xenith Bankshares, Inc. and each purchaser named on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 25, 2015 (File No. 000-53380))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: August 7, 2015	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	/s/ THOMAS W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial Officer)