Form 10-Q
period 2015-09-30
Xenith Bankshares, Inc.
filed 2015-11-09
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at November 2, 2015 was 12,988,622.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(in thousands, except share data)	(Unaudited) September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents
Cash and due from banks	$22,550	$34,666
Federal funds sold	4,199	4,533

Total cash and cash equivalents	26,749	39,199
Securities available for sale, at fair value	112,041	64,341
Securities held to maturity, at amortized cost (fair value: 2015 - $9,923; 2014 - $9,683)	9,272	9,279
Loans, net of allowance for loan and lease losses, 2015 - $7,064; 2014 - $6,247	753,466	744,626
Premises and equipment, net	7,672	8,010
Other real estate owned, net	932	1,140
Goodwill and other intangible assets, net	15,800	16,143
Accrued interest receivable	4,068	3,498
Deferred tax asset	6,731	6,343
Bank owned life insurance	19,466	14,106
Other assets	14,791	11,367

Total assets	$970,988	$918,052

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$513,641	$465,253
Savings	10,713	10,108
Time	300,169	297,550

Total deposits	824,523	772,911
Accrued interest payable	413	276
Borrowed funds	37,050	32,000
Supplemental executive retirement plan	2,242	2,295
Other liabilities	5,988	4,349

Total liabilities	870,216	811,831

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of September 30, 2015 and December 31, 2014; no shares issued and outstanding as of September 30, 2015 and 8,381 ($1,000 liquidation value) shares issued and outstanding as of December 31, 2014	—	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 12,989,222 shares issued and outstanding as of September 30, 2015 and 12,929,834 shares issued and outstanding as of December 31, 2014	12,989	12,930
Additional paid-in capital	86,482	86,016
Retained earnings (accumulated deficit)	2,070	(560)
Accumulated other comprehensive loss, net of tax	(769)	(546)

Total shareholders’ equity	100,772	106,221

Total liabilities and shareholders’ equity	$970,988	$918,052

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(in thousands, except per share data)	September 30, 2015	September 30, 2014
Interest income
Interest and fees on loans	$8,405	$8,891
Interest on securities	707	422
Interest on federal funds sold and deposits in other banks	113	89

Total interest income	9,225	9,402

Interest expense
Interest on deposits	885	784
Interest on time certificates of $100,000 and over	454	412
Interest on federal funds purchased and borrowed funds	366	95

Total interest expense	1,705	1,291

Net interest income	7,520	8,111
Provision for loan and lease losses	343	1,560

Net interest income after provision for loan and lease losses	7,177	6,551

Noninterest income
Service charges on deposit accounts	155	157
Net loss on sale and write-down of other real estate owned	(95)	—
(Loss) gain on sales of securities	(23)	17
Bargain purchase gain	—	10
Loss on the write-down of equipment and other assets	—	(17)
Increase in cash surrender value of bank owned life insurance	141	98
Other (loss) income	(74)	92

Total noninterest income	104	357

Noninterest expense
Compensation and benefits	3,350	3,249
Occupancy	418	435
FDIC insurance	182	128
Bank franchise taxes	246	221
Technology and data processing	568	690
Communications	92	98
Insurance	93	74
Professional fees	313	257
Amortization of intangible assets	114	114
Guaranteed student loan servicing	109	152
Other	542	486

Total noninterest expense	6,027	5,904

Income before income tax	1,254	1,004
Income tax expense	326	347

Net income	928	657

Preferred stock dividend	—	(21)

Net income available to common shareholders	$928	$636

Earnings per common share (basic and diluted):	$0.07	$0.05

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(in thousands, except per share data)	September 30, 2015	September 30, 2014
Interest income
Interest and fees on loans	$24,773	$21,073
Interest on securities	1,715	1,148
Interest on federal funds sold and deposits in other banks	331	223

Total interest income	26,819	22,444

Interest expense
Interest on deposits	2,538	1,776
Interest on time certificates of $100,000 and over	1,362	1,052
Interest on federal funds purchased and borrowed funds	796	291

Total interest expense	4,696	3,119

Net interest income	22,123	19,325
Provision for loan and lease losses	1,608	2,390

Net interest income after provision for loan and lease losses	20,515	16,935

Noninterest income
Service charges on deposit accounts	464	419
Net loss on sale and write-down of other real estate owned	(95)	(39)
Gain on sales of securities	58	39
Bargain purchase gain	—	42
Loss on the write-down of equipment and other assets	—	(17)
Increase in cash surrender value of bank owned life insurance	360	258
Other income	141	236

Total noninterest income	928	938

Noninterest expense
Compensation and benefits	9,837	8,856
Occupancy	1,219	1,154
FDIC insurance	539	368
Bank franchise taxes	738	602
Technology and data processing	1,740	1,652
Communications	293	254
Insurance	279	218
Professional fees	925	1,165
Amortization of intangible assets	343	297
Guaranteed student loan servicing	336	476
Other	1,484	1,560

Total noninterest expense	17,733	16,602

Income before income tax	3,710	1,271
Income tax expense	1,038	564

Net income	2,672	707

Preferred stock dividend	(42)	(63)

Net income available to common shareholders	$2,630	$644

Earnings per common share (basic and diluted):	$0.20	$0.06

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	For the Three Months Ended September 30,
(in thousands)	2015	2014
Net income	$928	$657
Other comprehensive income, before taxes:
Securities available for sale:
Unrealized gain (loss) arising during the period	1,844	(332)
Reclassification adjustment for losses (gains) included in net income	23	(17)

Unrealized gain (loss) on available-for-sale securities	1,867	(349)

Securities held to maturity:
Amortization of unrealized loss transferred from available for sale	13	13

Unrealized loss on held-to-maturity securities	13	13

Unrealized (loss) gain on derivative:
Unrealized (loss) gain arising during the period	(381)	73
Reclassification adjustment for losses included in net income	37	37

Unrealized (loss) gain on derivative	(344)	110

Other comprehensive income (loss), before taxes	1,536	(226)

Income tax (expense) benefit related to other comprehensive income (loss)	(521)	81

Comprehensive income	$1,943	$512

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Net income	$2,672	$707
Other comprehensive (loss) income, before taxes:
Securities available for sale:
Unrealized gain arising during the period	157	1,960
Reclassification adjustment for gains included in net income	(58)	(39)

Unrealized gain on available-for-sale securities	99	1,921

Securities held to maturity:
Unrealized loss transferred to held to maturity	—	(518)
Amortization of unrealized loss transferred from available for sale	41	36

Unrealized loss on held-to-maturity securities	41	(482)

Unrealized loss on derivative:
Unrealized loss arising during the period	(585)	(275)
Reclassification adjustment for losses included in net income	107	109

Unrealized loss on derivative	(478)	(166)

Other comprehensive (loss) income, before taxes	(338)	1,273

Income tax benefit (expense) related to other comprehensive (loss) income	115	(429)

Comprehensive income	$2,449	$1,551

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(in thousands)	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income	$2,672	$707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,608	2,390
Depreciation and amortization	874	837
Net amortization of securities	659	301
Accretion of acquisition accounting adjustments	(1,237)	(1,549)
Deferred tax benefit	(273)	(358)
Gain on sales of securities	(58)	(39)
Share-based compensation expense	562	694
Bargain purchase gain	—	(42)
Net loss on sale and write-down of other real estate owned	95	39
Loss on the write-down of equipment and other assets	3	17
Increase in cash surrender value of bank owned life insurance	(360)	(258)
Change in operating assets and liabilities:
Accrued interest receivable	(570)	(1,494)
Other assets	(3,425)	(1,270)
Accrued interest payable	137	34
Other liabilities	1,026	(99)

Net cash provided by (used in) operating activities	1,713	(90)

Cash flows from investing activities
Cash and cash equivalents acquired in bank acquisition	—	12,560
Proceeds from sales, maturities and calls of securities	19,920	9,137
Purchases of securities	(68,073)	(5,359)
Net increase in loans	(9,188)	(132,999)
Net decrease in other real estate owned	113	64
Purchases of bank owned life insurance	(5,000)	—
Net purchase of premises and equipment	(197)	(265)
Sale of FRB and FHLB stock	2	126

Net cash used in investing activities	(62,423)	(116,736)

Cash flows from financing activities
Net increase in demand and savings deposits	48,993	45,567
Net increase in time deposits	2,675	50,793
Net increase in borrowed funds	5,050	12,000
Issuance of common stock, net of issuance costs	31	5,592
Repurchase of common stock	(66)	(265)
Redemption of preferred stock	(8,381)	—
Preferred stock dividend	(42)	(63)

Net cash provided by financing activities	48,260	113,624

Net decrease in cash and cash equivalents	(12,450)	(3,202)
Cash and cash equivalents
Beginning of period	39,199	30,693

End of period	$26,749	$27,491

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$4,503	$3,105

Income taxes	$1,275	$700

Transfer of loans to foreclosed assets	$252	$65

Transactions related to bank acquisition
Assets acquired	$—	$114,432

Liabilities assumed	$—	$103,900

See notes to unaudited consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 1. Organization

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of September 30, 2015, the company, through the Bank, operates eight full-service branches: one branch in Tysons Corner, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in Newport News, Virginia.

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

Pursuant to the CVB Acquisition, the company acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits. CVB operated two full-services branches in Gloucester, Virginia, and one loan production office in York County, Virginia. The CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time. The loan production office has been relocated to Newport News, Virginia and operates as Xenith Bank.

In September 2014, the company issued and sold an aggregate of 880,000 shares of its common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million.

On June 30, 2015, the company completed the redemption of all of the outstanding 8,381 shares of its senior non-cumulative perpetual preferred stock, Series A, that the company had issued and sold to the U.S. Treasury pursuant to the Small Business Lending Fund program (the “SBLF Preferred Stock”), at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends. There was no SBLF Preferred Stock outstanding as of September 30, 2015.

On June 26, 2015, the company issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 (the “Subordinated Notes”). See Note 13 – Borrowings for more information on the Subordinated Notes. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption of the company’s SBLF Preferred Stock.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the statements of cash flows for the nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents the allocation of the consideration paid to the estimated fair values of acquired assets and assumed liabilities in the CVB Acquisition as of the acquisition date. The allocation resulted in a bargain purchase gain of $42 thousand.

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

The following table presents the purchased performing and purchased impaired loans receivable at the date of the CVB Acquisition and the fair value adjustment recorded immediately following the acquisition:

	Purchased Performing	Purchased Impaired	Total
Contractual principal payments receivable	$68,522	$4,575	$73,097
Fair value adjustment - credit and interest	(1,982)	(1,064)	(3,046)

Fair value of acquired loans	$66,540	$3,511	$70,051

Note 4. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to September 30, 2015 and December 31, 2014 was $11.1 million and $9.4 million, respectively.

Note 5. Securities

The following tables present the amortized cost and fair value of securities as of the dates stated:

	September 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities - fixed rate	$6,377	$56	$—	$6,433
Commercial mortgage-backed securities - fixed rate	32,998	143	(60)	33,081
Municipals - fixed rate
Tax exempt	54,188	281	(420)	54,049
Taxable	10,058	158	(83)	10,133
Collateralized mortgage obligations - fixed rate	8,275	120	(50)	8,345

Total securities available for sale	$111,896	$758	$(613)	$112,041

Securities held to maturity:
Municipals - fixed rate - taxable	$9,272	$651	$—	$9,923

Total securities held to maturity	9,272	651	—	9,923

Total securities	$121,168	$1,409	$(613)	$121,964

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
Fixed rate	$11,513	$131	$(101)	$11,543
Variable rate	4,136	106	(3)	4,239
Municipals - fixed rate
Tax exempt	37,825	87	(165)	37,747
Taxable	847	1	—	848
Collateralized mortgage obligations - fixed rate	9,974	55	(65)	9,964

Total securities available for sale	$64,295	$380	$(334)	$64,341

Securities held to maturity:
Municipals - fixed rate - taxable	$9,279	$404	$—	$9,683

Total securities held to maturity	9,279	404	—	9,683

Total securities	$73,574	$784	$(334)	$74,024

As of September 30, 2015 and December 31, 2014, the company had securities with a fair value of $8.0 million and $8.7 million, respectively, pledged as collateral for public deposits.

The following table presents the amortized cost and fair value of securities by contractual maturity as of the date stated:

	September 30, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	1,823	1,877	—	—
Due after five years through ten years	51,293	51,524	8,328	8,888
Due after ten years	58,780	58,640	944	1,035

Total securities	$111,896	$112,041	$9,272	$9,923

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions as of the dates stated. The number of loss securities in each category is also noted.

	September 30, 2015
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Commercial mortgage-backed securities - fixed rate	4	$10,163	$(60)	$—	$—	$10,163	$(60)
Municipals - fixed rate
Tax exempt	23	35,026	(420)	—	—	35,026	(420)
Taxable	1	2,036	(83)	—	—	2,036	(83)
Collateralized mortgage obligations - fixed rate	2	—	—	3,168	(50)	3,168	(50)

Total securities available for sale	30	$47,225	$(563)	$3,168	$(50)	$50,393	$(613)

Total securities	30	$47,225	$(563)	$3,168	$(50)	$50,393	$(613)

	December 31, 2014
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
Fixed rate	3	$—	$—	$8,682	$(101)	$8,682	$(101)
Variable rate	1	2,789	(3)	—	—	2,789	(3)
Municipals - fixed rate
Tax exempt	11	19,353	(165)	—	—	19,353	(165)
Taxable	1	301	—	—	—	301	—
Collateralized mortgage obligations - fixed rate	2	—	—	3,767	(65)	3,767	(65)

Total securities available for sale	18	$22,443	$(168)	$12,449	$(166)	$34,892	$(334)

Total securities	18	$22,443	$(168)	$12,449	$(166)	$34,892	$(334)

All securities held as of September 30, 2015 were investment grade. The unrealized loss positions at September 30, 2015 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at September 30, 2015, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at September 30, 2015; therefore, no other-than-temporary impairment has been recognized in net income.

Note 6. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	September 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$348,763	45.9%	$359,243	47.9%
Commercial real estate	303,537	39.9%	267,489	35.6%
Residential real estate	36,089	4.7%	40,859	5.4%
Consumer	10,725	1.4%	11,456	1.5%
Guaranteed student loans	61,387	8.1%	71,780	9.6%
Overdrafts	29	0.0%	46	0.0%

Total loans	760,530	100.0%	750,873	100.0%
Allowance for loan and lease losses	(7,064)		(6,247)

Total loans, net of allowance	$753,466		$744,626

Loans, excluding guaranteed student loans, include unearned fees net of capitalized origination costs, of $338 thousand and $297 thousand, as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $250.4 million of loans were pledged to the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank as collateral for borrowing capacity.

As of September 30, 2015, the company had $61.4 million of guaranteed student loans, including premium and acquisition costs of $1.6 million and $896 thousand, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), pursuant to which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The student loans carry an approximate 98% federal government guarantee as to the payment of principal and accrued interest.

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

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$589	$—	$413	$—	$1,002
Commercial real estate	3,194	374	815	—	4,383
Residential real estate	218	—	626	—	844
Consumer	36	—	56	—	92

Total purchased credit-impaired loans	4,037	374	1,910	—	6,321

Originated and other purchased loans:
Commercial and industrial	342,715	2,361	2,685	—	347,761
Commercial real estate	291,574	786	6,794	—	299,154
Residential real estate	33,590	259	1,396	—	35,245
Consumer	10,455	26	152	—	10,633
Guaranteed student loans	61,387	—	—	—	61,387
Overdrafts	29	—	—	—	29

Total originated and other purchased loans	739,750	3,432	11,027	—	754,209

Total loans	$743,787	$3,806	$12,937	$—	$760,530

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$462	$150	$524	$—	$1,136
Commercial real estate	3,636	—	2,648	—	6,284
Residential real estate	126	10	908	—	1,044
Consumer	158	—	56	—	214

Total purchased credit-impaired loans	4,382	160	4,136	—	8,678

Originated and other purchased loans:
Commercial and industrial	347,938	6,458	3,711	—	358,107
Commercial real estate	254,540	2,934	3,731	—	261,205
Residential real estate	37,818	765	1,232	—	39,815
Consumer	11,065	36	141	—	11,242
Guaranteed student loans	71,780	—	—	—	71,780
Overdrafts	46	—	—	—	46

Total originated and other purchased loans	723,187	10,193	8,815	—	742,195

Total loans	$727,569	$10,353	$12,951	$—	$750,873

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

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical and expected default rates for the loans applied to the portion of carrying value in these loans that is not subject to federal guarantee.

The following tables present the allowance for loan and lease loss activity, by loan category, for the dates stated:

	Three Months Ended September 30,
	2015	2014
Balance at beginning of period	$6,849	$6,016
Charge-offs:
Commercial and industrial	—	30
Commercial real estate	—	—
Residential real estate	—	136
Consumer	—	—
Guaranteed student loans	143	1,741
Overdrafts	2	6

Total charge-offs	145	1,913

Recoveries:
Commercial and industrial	—	2
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	3

Total recoveries	1	5

Net charge-offs	144	1,908

Provision for loan and lease losses	343	1,560
Amount for unfunded commitments	16	(108)
Other (1)	—	9

Balance at end of period	$7,064	$5,569

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$6,247	$5,305
Charge-offs:
Commercial and industrial	2	30
Commercial real estate	—	—
Residential real estate	54	171
Consumer	—	—
Guaranteed student loans	690	1,741
Overdrafts	7	20

Total charge-offs	753	1,962

Recoveries:
Commercial and industrial	1	3
Commercial real estate	81	4
Residential real estate	—	—
Consumer	1	—
Guaranteed student loans	—	—
Overdrafts	5	4

Total recoveries	88	11

Net charge-offs	665	1,951

Provision for loan and lease losses	1,608	2,390
Amount for unfunded commitments	(80)	(118)
Other (1)	(46)	(57)

Balance at end of period	$7,064	$5,569

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

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

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	September 30, 2015
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$52	$52	$—
Commercial real estate	178	178	—
Residential real estate	79	79	—
Consumer	—	—	—

Total purchased credit-impaired loans	309	309	—

Originated and other purchased loans
Commercial and industrial	2,117	413	1,704
Commercial real estate	4,480	659	3,821
Residential real estate	87	11	76
Consumer	—	—	—
Guaranteed student loans	71	—	71

Total originated and other purchased loans	6,755	1,083	5,672

Total allowance for loan and lease losses	$7,064	$1,392	$5,672

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,002	$977	$25
Commercial real estate	4,383	2,649	1,734
Residential real estate	844	367	477
Consumer	92	—	92

Total purchased credit-impaired loans	6,321	3,993	2,328

Originated and other purchased loans
Commercial and industrial	347,761	2,378	345,383
Commercial real estate	299,154	6,023	293,131
Residential real estate	35,245	625	34,620
Consumer	10,662	516	10,146
Guaranteed student loans	61,387	—	61,387

Total originated and other purchased loans	754,209	9,542	744,667

Total loans	$760,530	$13,535	$746,995

	December 31, 2014
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$34	$34	$—
Commercial real estate	182	182	—
Residential real estate	36	36	—
Consumer	—	—	—

Total purchased credit-impaired loans	252	252	—

Originated and other purchased loans
Commercial and industrial	2,174	326	1,848
Commercial real estate	3,577	123	3,454
Residential real estate	139	22	117
Consumer	—	—	—
Guaranteed student loans	105	—	105

Total originated and other purchased loans	5,995	471	5,524

Total allowance for loan and lease losses	$6,247	$723	$5,524

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,136	$989	$147
Commercial real estate	6,284	3,112	3,172
Residential real estate	1,044	554	490
Consumer	214	—	214

Total purchased credit-impaired loans	8,678	4,655	4,023

Originated and other purchased loans
Commercial and industrial	358,107	2,690	355,417
Commercial real estate	261,205	2,833	258,372
Residential real estate	39,815	384	39,431
Consumer	11,288	—	11,288
Guaranteed student loans	71,780	—	71,780

Total originated and other purchased loans	742,195	5,907	736,288

Total loans	$750,873	$10,562	$740,311

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$302	$1,451	$—
Commercial real estate	388	525	—
Residential real estate	237	270	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,252	1,274	—
Commercial real estate	3,339	3,915	—
Residential real estate	542	548	—
Consumer	516	579	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	675	668	52
Commercial real estate	2,261	2,376	178
Residential real estate	130	135	79
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,126	1,126	413
Commercial real estate	2,684	2,692	659
Residential real estate	83	83	11
Consumer	—	—	—

Total loans individually evaluated for impairment	$13,535	$15,642	$1,392

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$336	$1,439	$—
Commercial real estate	855	1,230	—
Residential real estate	181	216	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,492	1,514	—
Commercial real estate	2,648	3,066	—
Residential real estate	173	173	—
Consumer	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	653	650	34
Commercial real estate	2,257	2,365	182
Residential real estate	373	405	36
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,198	1,198	326
Commercial real estate	184	201	123
Residential real estate	212	212	22
Consumer	—	—	—

Total loans individually evaluated for impairment	$10,562	$12,669	$723

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$305	$—	$311	$—
Commercial real estate	389	—	1,547	—
Residential real estate	239	—	323	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,257	15	1,534	6
Commercial real estate	3,351	39	492	—
Residential real estate	542	4	175	—
Consumer	517	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	683	9	836	16
Commercial real estate	2,269	38	2,689	58
Residential real estate	164	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,134	—	1,223	—
Commercial real estate	2,685	25	—	—
Residential real estate	83	—	215	—
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$13,618	$130	$9,345	$80

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$327	$—	$331	$—
Commercial real estate	397	—	1,559	—
Residential real estate	245	—	322	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,291	19	1,588	20
Commercial real estate	3,372	112	496	—
Residential real estate	549	12	179	—
Consumer	517	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	711	29	852	44
Commercial real estate	2,298	115	2,672	151
Residential real estate	178	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,156	—	1,262	—
Commercial real estate	2,691	63	—	—
Residential real estate	85	—	217	—
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$13,817	$350	$9,478	$215

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

The remaining fair value adjustment on the VBB and CVB purchased credit-impaired loans, as of September 30, 2015, was $1.3 million and $560 thousand, respectively. The carrying value of the VBB and CVB purchased credit-impaired loans, as of September 30, 2015, was approximately $4.1 million and $2.0 million, respectively, which is net of any impairment charges recorded subsequent to acquisition.

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

The following table presents accretion activity related to acquired loans for the dates stated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$4,759	$7,279	$5,580	$4,441
Additions	—	(4)	—	3,046
Accretion (1)	(338)	(1,252)	(1,180)	(1,530)
Disposals (2)	(17)	(51)	(42)	(51)
Other (3)	—	—	46	66

Balance at end of period	$4,404	$5,972	$4,404	$5,972

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2015 amount, $17 thousand relates to a loan reclassified as OREO.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	September 30, 2015
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$588	$76	$338	$414	$1,002
Commercial real estate	4,192	10	181	191	4,383
Residential real estate	655	189	—	189	844
Consumer	81	—	11	11	92

Total purchased credit-impaired loans	5,516	275	530	805	6,321

Originated and other purchased loans:
Commercial and industrial	346,376	655	730	1,385	347,761
Commercial real estate	295,213	2,879	1,062	3,941	299,154
Residential real estate	34,509	253	483	736	35,245
Consumer	10,152	14	496	510	10,662
Guaranteed student loans	43,904	5,135	12,348	17,483	61,387

Total originated and other purchased loans	730,154	8,936	15,119	24,055	754,209

Total loans	$735,670	$9,211	$15,649	$24,860	$760,530

	December 31, 2014
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$696	$222	$218	$440	$1,136
Commercial real estate	5,567	629	88	717	6,284
Residential real estate	668	230	146	376	1,044
Consumer	203	—	11	11	214

Total purchased credit-impaired loans	7,134	1,081	463	1,544	8,678

Originated and other purchased loans:
Commercial and industrial	356,511	873	723	1,596	358,107
Commercial real estate	258,975	1,490	740	2,230	261,205
Residential real estate	38,891	702	222	924	39,815
Consumer	11,140	113	35	148	11,288
Guaranteed student loans	46,821	12,025	12,934	24,959	71,780

Total originated and other purchased loans	712,338	15,203	14,654	29,857	742,195

Total loans	$719,472	$16,284	$15,117	$31,401	$750,873

Guaranteed student loans comprised $5.1 million of the total amounts that were past due 30-89 days and $12.3 million of the total amounts that were past due 90 days or greater as of September 30, 2015. These loans are nearly 98% guaranteed as to principal and accrued interest. Pursuant to the guarantee, the company may make a claim for payment on a loan after a period of 270 days during which no payment has been made on the loan.

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30,

2015, there were no loans, other than guaranteed student loans, past due 90 days or greater for which interest was accruing. Accrued interest on the guaranteed portion of student loans is subject to the guarantee and is payable under the claim, if any, to the time the claim is satisfied.

	September 30, 2015	December 31, 2014
Purchased credit-impaired loans:
Commercial and industrial	$405	$463
Commercial real estate	435	2,105
Residential real estate	645	962
Consumer	7	8

Total purchased credit-impaired loans	1,492	3,538

Originated and other purchased loans:
Commercial and industrial	1,303	2,311
Commercial real estate	2,536	930
Residential real estate	1,401	594
Consumer	16	4

Total originated and other purchased loans	5,256	3,839

Total nonaccrual loans	6,748	7,377
Other real estate owned	932	1,140

Total nonperforming assets	$7,680	$8,517

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	September 30, 2015	December 31, 2014
Performing TDRs:
Commercial and industrial	$1,498	$2,735
Commercial real estate	5,042	1,913
Residential real estate	443	87
Consumer	—	—

Total performing TDRs	$6,983	$4,735

Nonperforming TDRs:
Commercial and industrial	$799	$—
Commercial real estate	29	33
Residential real estate	118	265
Consumer	—	—

Total nonperforming TDRs	$946	$298

Total TDRs	$7,929	$5,033

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	September 30, 2015
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,076	$1,221	$2,297
Commercial real estate	7	2,252	2,819	5,071
Residential real estate	5	220	341	561
Consumer	—	—	—	—

Total TDRs	20	$3,548	$4,381	$7,929

	December 31, 2014
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,149	$1,586	$2,735
Commercial real estate	5	—	1,946	1,946
Residential real estate	3	87	265	352
Consumer	—	—	—	—

Total TDRs	16	$1,236	$3,797	$5,033

During the three months ended September 30, 2015, the company identified three loans as TDRs totaling $647 thousand, which are included in the tables above.

Note 7. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets, which are core deposit intangibles, as of the dates stated:

	September 30, 2015	December 31, 2014
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$4,640
Accumulated amortization	(1,829)	(1,486)

Net core deposit intangibles	2,811	3,154

Goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$15,800	$16,143

Note 8. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	September 30, 2015	December 31, 2014
Noninterest-bearing demand deposits	$152,223	$121,230
Interest-bearing:
Demand and money market deposits	361,418	344,023
Savings deposits	10,713	10,108
Time deposits of $100,000 or more	220,805	213,920
Other time deposits	79,364	83,630

Total deposits	$824,523	$772,911

Note 9. Derivatives

Cash Flow Hedges

The company uses interest rate derivatives to manage its exposure to interest rate movements. The company is a party to two interest rate swap agreements designated as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” Pursuant to these agreements, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning September 28, 2015 without exchange of underlying notional amounts totaling $17.5 million. Prior to September 28, 2015, the company had an interest rate swap agreement whereby it exchanged variable for fixed interest payments related to a $20.0 million borrowing, without exchange of the underlying notional amount. The swap expired upon the maturity of the $20.0 million borrowing, which was September 28, 2015.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended September 30, 2015 and 2014, the ineffective portion was insignificant. The amount reported in AOCI as of September 30, 2015 was a loss of $583 thousand, net of a tax benefit of $301 thousand. As of September 30, 2015 a liability of $903 thousand was recorded in other liabilities on the consolidated balance sheet related to these cash flow hedges.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in earnings. As of September 30, 2015, $1.2 million was recorded in other assets and $1.2 million was recorded in other liabilities related to non-designated hedges. For the three months ended September 30, 2015 and 2014, $39 thousand of loss and $30 thousand of income, respectively, were recorded in net income related to non-designated hedges. For the nine months ended September 30, 2015 and 2014, $25 thousand and $68 thousand of income, respectively, were recorded in net income related to non-designated hedges.

The company has minimum collateral requirements with its counterparties for both cash flow hedges and non-hedge derivatives which contain provisions, whereby if the company fails to maintain its status as a well or an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. As of September 30, 2015, the valuation of these derivatives has surpassed the contractually specified minimum transfer amounts of $350 thousand, and $2.2 million has been pledged as collateral under the agreements. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Note 10. Income Taxes

Net deferred tax assets as of September 30, 2015 and December 31, 2014 were $6.7 million and $6.3 million, respectively. The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$1,261	34.00%	$432	34.00%
Meals and entertainment	7	0.20%	10	0.80%
Share-based compensation	31	0.83%	52	4.13%
Transaction-related expenses	—	0.00%	147	11.60%
Tax exempt income	(348)	-9.37%	(98)	-7.68%
Other	87	2.34%	21	1.52%

Income tax expense reported	$1,038	28.00%	$564	44.37%

Note 11. Earnings per Common Share

The following tables summarize basic and diluted earnings per common share calculations for the periods stated. Weighted average shares outstanding for the calculation of basic earnings per share include vested restricted stock units. Excluded from the computation of diluted earnings per common share were 241,810 and 242,863 shares related to options, for the three and nine months ended September 30, 2015, respectively, because their inclusion in the calculation would be anti-dilutive. For the three and nine months ended September 30, 2014, 289,320 and 275,691 shares, respectively, related to options, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. The number of shares in the following tables is in thousands.

	For the Three Months Ended September 30,
	2015	2014
Net income	$928	$657
Preferred stock dividend	—	(21)

Net income available to common shareholders	$928	$636

Weighted average shares outstanding, basic	13,143	12,124
Dilutive shares	201	187

Weighted average shares outstanding, diluted	13,344	12,311

Earnings per common share, basic	$0.07	$0.05

Earnings per common share, diluted	$0.07	$0.05

	For the Nine Months Ended September 30,
	2015	2014
Net income	$2,672	$707
Preferred stock dividend	(42)	(63)

Net income available to common shareholders	$2,630	$644

Weighted average shares outstanding, basic	13,119	11,037
Dilutive shares	187	146

Weighted average shares outstanding, diluted	13,306	11,183

Earnings per common share, basic	$0.20	$0.06

Earnings per common share, diluted	$0.20	$0.06

Note 12. Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (“SERP”). The SERP provides for the payment of supplemental retirement benefits to three former CVB executives. All benefits to the former CVB employees are fully vested and payments may begin six months following the employee’s termination, as defined by the SERP. As of September 30, 2015, two former CVB employees were receiving payments under the SERP. For the three and nine months ended September 30, 2015, the company paid $45 and $113 thousand, respectively, of benefits under the SERP. The company expects to pay $45 thousand to the former employees for the remainder of 2015. As of September 30, 2015, a $2.2 million liability was recorded on the company’s consolidated balance sheet related to the SERP. A discount rate of 4% was used in determining the SERP liability.

The company also has a grantor trust (rabbi trust) established as a source of funds to pay benefits under the SERP. As of September 30, 2015, $1.8 million in cash and investment securities, at fair value, was held in the rabbi trust and was recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 13. Borrowings

On June 26, 2015, the company issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the company. The Subordinated Notes may not be redeemed by the company prior to June 26, 2020, except in the event (i) the Subordinated Notes no longer qualify as Tier 2 Capital as a result of a change in interpretation or application of law or regulation, or (ii) of a “Tax Event” (as defined under the Subordinated Note Purchase Agreement). The Subordinated Notes are unsecured and subordinate and junior in right of payments to the company’s secured and general creditors. Additionally, the company is not permitted to declare or pay any dividend or make any distribution on its capital stock or any other of its equity securities of any kind, except for dividends payable solely in shares of the company’s common stock, if the total risk-based capital ratio, Tier 1 risk-based capital ratio, or leverage ratio of the company or the Bank, becomes less than 10.0%, 6.0% or 5.0%, respectively. For the three and nine months ended September 30, 2015, the effective interest rate, which includes the amortization of loan origination costs, on the Subordinated Notes was 7.13% and 7.11%, respectively.

On September 30, 2014, the company entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). The company borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014 and had the right to borrow up to an additional $3 million under a delayed-draw term loan commitment (“Delayed Draw Loan”), subject to customary conditions, on or before September 30, 2015. On September 24, 2015, the company entered into an amendment to the Credit Agreement (the “Amendment”) that amends certain provisions of the Credit Agreement. Among other things, the Amendment modified the Credit Agreement by (i) increasing the company’s right to borrow under the Delayed Draw Loan to up to an additional $5 million, subject to customary conditions, and (ii) extending the date by which the company may draw under the Delayed Draw Loan to September 30, 2016. Repayments under the term loans were monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal and interest will become due and payable in full. Borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 2.75% per annum, which was reduced from 30-day LIBOR in effect from time to time, plus 3.5% pursuant to the Amendment. The Credit Agreement is unsecured but the lender has the benefit of a negative pledge on all of the outstanding capital stock of the Bank. For the three and nine months ended September 30, 2015, the effective interest rate, which includes the amortization of loan origination costs, on the unsecured senior term loan was 4.00% and 3.98.%, respectively.

The Credit Agreement contains financial covenants that require (1) the company to be, and to cause the Bank to be, “well- capitalized” as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of September 30, 2015, the company and the Bank, as applicable, were in compliance with these financial covenants.

Note 14. Senior Non-Cumulative Perpetual Preferred Stock

On June 30, 2015, the company completed the redemption of all of the outstanding 8,381 shares ($8.4 million) of the SBLF Preferred Stock. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption. For the three months ended September 30, 2015 and 2014, the company’s dividend on the SBLF Preferred Stock was $0 and $21 thousand, respectively, and for the nine months ended September 30, 2015 and 2014, the company’s dividend on the SBLF Preferred Stock was $42 thousand and $63 thousand, respectively. The effective dividend rate was 1% for all periods for which a dividend was paid.

Note 15. Commitments and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	September 30, 2015	December 31, 2014
Commercial lines of credit	$176,849	$127,363
Commercial real estate	56,758	63,950
Residential real estate	11,035	10,949
Consumer	3,915	2,936
Letters of credit	8,221	9,777

Total commitments	$256,778	$214,975

The Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of September 30, 2015, the Bank had invested $750 thousand; an additional $250 thousand will be funded at the request of the general partner of the partnership. Additionally, the Bank has a $1.0 million commitment to invest in a Virginia limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

In the third quarter of 2015, the company entered into a new agreement with its core processing servicer. This agreement replaced an existing agreement that was to expire in December 2016. The new agreement expires in December 2020, though is terminable with 180 days notice and payment of financial penalties. Minimum fees under the agreement over the remaining term are approximately $5.0 million.

Additionally, in the third quarter of 2015, the company entered into a new lease agreement for its loan production office. The lease agreement expires in July 2020. Future commitments under this agreement total $222 thousand.

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

Impaired loans:

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of September 30, 2015, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 and December 31, 2014, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of September 30, 2015 Using
	September 30, 2015 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities - fixed rate	$6,433	$—	6,433	—

Commercial mortgage-backed securities - fixed rate	33,081	—	33,081	—
Municipals	64,182	—	64,182	—
Collateralized mortgage obligations	8,345	—	8,345	—
Cash flow hedge - liability	(903)	—	(903)	—
Interest rate derivative - asset	1,165	—	1,165	—
Interest rate derivative - liability	(1,230)	—	(1,230)	—
Other assets	1,829	1,829	—	—
Assets measured on a nonrecurring basis:
Impaired loans	13,535	—	—	13,535
Other real estate owned	932	—	—	932

		Fair Value Measurements as of December 31, 2014 Using
	December 31, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities
Fixed rate	$11,543	$—	$11,543	$—
Variable rate	4,239	—	4,239	—
Municipals	38,595	9,021	29,574	—
Collateralized mortgage obligations	9,964	—	9,964	—
Cash flow hedge - liability	(423)	—	(423)	—
Interest rate derivative - asset	809	—	809	—
Interest rate derivative - liability	(852)	—	(852)	—
Other assets	2,030	2,030	—	—
Assets measured on a nonrecurring basis:
Impaired loans	10,562	—	—	10,562
Other real estate owned	1,140	—	—	1,140

Certain municipal securities in the amount of $9.0 million as of December 31, 2014 were classified as Level 1 at December 31, 2014 and subsequent to December 31, 2014, as Level 2. All of these securities were purchased in December 2014. The fair value of these securities at December 31, 2014 reflected the trade or purchase price and, therefore, were classified as Level 1. Subsequent to trade date, these securities are classified as Level 2.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis, for which the company has utilized Level 3 inputs to determine fair value, as of the dates stated:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$13,535	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	932	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$10,562	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	1,140	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	September 30, 2015		Fair Value Measurements as of September 30, 2015 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$22,550	$22,550	$22,550	$—	$—
Federal funds sold	4,199	4,199	—	4,199	—
Securities available for sale	112,041	112,041	—	112,041	—
Securities held to maturity	9,272	9,923	—	9,923	—
Loans, net	753,466	756,241	—	—	756,241
Interest rate derivative	1,165	1,165	—	1,165	—
Accrued interest receivable	4,068	4,068	—	4,068	—
Other assets	1,829	1,829	1,829	—	—
Financial liabilities:
Cash flow hedge	$903	$903	$—	$903	$—
Interest rate derivative	1,230	1,230	—	1,230	—
Borrowings	37,050	37,050	—	37,050	—
Deposits	824,523	827,900	—	827,900	—
Accrued interest payable	413	413	—	413	—

	December 31, 2014		Fair Value Measurements as of December 31, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$34,666	$34,666	$34,666	$—	$—
Federal funds sold	4,533	4,533	—	4,533	—
Securities available for sale	64,341	64,341	9,021	55,320	—
Securities held to maturity	9,279	9,683	—	9,683	—
Loans, net	744,626	745,187	—	—	745,187
Interest rate derivative	809	809	—	809	—
Accrued interest receivable	3,498	3,498	—	3,498	—
Other assets	2,030	2,030	2,030	—	—
Financial liabilities:
Cash flow hedge	$423	$423	$—	$423	$—
Interest rate derivative	852	852	—	852	—
Borrowings	32,000	32,000	—	32,000	—
Deposits	772,911	771,997	—	771,997	—
Accrued interest payable	276	276	—	276	—

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

Note 17. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in this ASU are intended to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property recognized. ASU 2014-04 became effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard did not have a significant impact on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The company is evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the ASU requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The early adoption of this standard did not have a significant impact on the company’s consolidated financial statements.

Note 18. Share Repurchase Program

In July 2013, the company’s board of directors authorized a share repurchase program permitting the company to repurchase in the open market or otherwise up to 210,000 shares of the company’s outstanding stock. The authorization has no time limit. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time.

The company repurchased the following shares of common stock pursuant to the repurchase program for the periods stated. The repurchases were made using available cash resources and occurred in the open market.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Shares of common stock repurchased	10,600	10,600
Amount paid for common stock repurchased	$67	$67
Average price paid per common share	$6.36	$6.36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The data presented as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is derived from our unaudited interim financial statements and includes, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2014 is derived from our audited financial statements as of and for the year ended December 31, 2014, which is included in the 2014 Form 10-K.

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

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, DC, Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Tysons Corner, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. The Bank also has a loan production office in Newport News, Virginia. We acquired the three branches located in Suffolk in the 2009 merger of Xenith Corporation with and into First Bankshares, Inc., the parent company of its wholly-owned subsidiary, SuffolkFirst Bank. SuffolkFirst Bank opened the first branch in Suffolk, Virginia in 2003 under the name of SuffolkFirst Bank. We acquired the two branches in Gloucester and the loan production office in the acquisition of Colonial Virginia Bank (“CVB”) on June 30, 2014, which is further discussed below. The acquired CVB branches will continue doing business as Colonial Virginia Bank for an undetermined period of time. The loan production office operates as Xenith Bank. As of September 30, 2015, we had total assets of $971.0 million, total loans, net of our allowance for loan and lease losses, of $753.5 million, total deposits of $824.5 million, and shareholders’ equity of $100.8 million.

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

On June 26, 2015, we issued and sold $8.5 million in aggregate principal amount of our 6.75% subordinated notes due 2025 (the “Subordinated Notes”). The Subordinated Notes qualify as Tier 2 Capital for the company and are redeemable by us no earlier than June 26, 2020, except upon the occurrence of certain events, including their disqualification as Tier 2 Capital, as a result of a change in interpretation or application of law or regulation.

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

Also in September 2014, we entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). We borrowed $12 million upon the closing of the Credit Agreement on September 30, 2014 and had the right to borrow up to an additional $3 million under a delayed-draw term loan commitment, subject to customary conditions, on or before September 30, 2015 (the “Delayed Draw Loan”). In September 2015, we entered into an amendment to the Credit Agreement (the “Amendment”) that, among other things, modified the Credit Agreement by (i) increasing our right to borrow under the Delayed Draw Loan to up to an additional $5 million, subject to customary conditions, and (ii) extending the date by which we may draw under the Delayed Draw Loan to September 30, 2016. Additionally, the Amendment lowered the interest rate on amounts borrowed under the Credit Agreement from 30-day LIBOR plus 3.5% to 30-day LIBOR plus 2.75%.

We contributed a significant portion of the proceeds of both the September 2014 sale of our common stock and borrowings under the Credit Agreement to the Bank as equity. We retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, securities, federal funds sold, and deposits held at other banks. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees on treasury services, earnings from our investment in bank owned life insurance, gains on the sale of securities, and other miscellaneous income. Deposits, Federal Home Loan Bank (“FHLB”) borrowed funds, borrowed funds from other sources, and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average common equity (“ROAE”), ratio of average common equity to average assets, and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following tables present selected financial performance measures, for the dates stated:

	Three Months Ended September 30,
	2015	2014
Net interest margin (1)	3.25%	3.90%
Return on average assets (2)	0.37%	0.29%
Return on average common equity (3)	3.72%	2.86%
Average common equity to average assets (4)	9.89%	10.21%
Efficiency ratio (5)	79%	70%

	Nine Months Ended September 30,
	2015	2014
Net interest margin (1)	3.27%	3.59%
Return on average assets (2)	0.36%	0.12%
Return on average common equity (3)	3.59%	1.12%
Average common equity to average assets (4)	10.12%	10.95%
Efficiency ratio (5)	77%	82%

(1)	Net interest margin is annualized net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields, and rates table below.
(2)	ROAA is annualized net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields, and rates table below.
(3)	ROAE is annualized net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields, and rates table below.
(4)	Average common equity to average assets is average common shareholders’ equity divided by average total assets. Average common shareholders’ equity is average total shareholders’ equity less preferred stock. Average total assets are presented within the average balances, income and expenses, yields, and rates table below.
(5)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Acquisitions

On June 30, 2014, we completed the merger of CVB with and into the Bank, with the Bank being the surviving bank (the “CVB Acquisition”). In connection with CVB Acquisition, we issued an aggregate of 1,618,186 shares of our common stock and paid $658 in cash to the former shareholders of CVB in exchange for their shares of CVB common stock.

Pursuant to the CVB Acquisition, we acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits.

Industry Conditions

The national unemployment rate, seasonally adjusted, and as published by the Bureau of Labor Statistics, for September 2015 was reported at 5.1%, an improvement from 5.6% in December 2014. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the August 2015 (most recent) unemployment rate was 5.5%, unchanged from 5.5% at the end of 2014. More specifically, the unemployment rate in Virginia in August 2015 was 4.5%, an improvement from 4.8% from year-end 2014, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the twelve months ended August 2015, all industry sectors in the Fifth District expanded.

The Federal Open Market Committee (the “FOMC”) stated in an October 28, 2015 release that economic growth has expanded moderately in recent months and labor market conditions held steady, though job gains had slowed. The FOMC stated household spending and business fixed investment have increased at solid rates in recent months, and the recovery in the housing sector has shown further improvement.

The FOMC reaffirmed its view that the current 0 to  1⁄4% target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the FOMC stated, in determining whether to raise the target rate, it will assess progress (both realized and expected) toward its objectives of maximum employment and 2% inflation. The FOMC also stated that it will be appropriate to raise the target range when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2% objective over the medium term.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2015, net income was $928 thousand compared to net income of $657 thousand for the three months ended September 30, 2014. Income before income tax expense was $1.3 million for the three months ended September 30, 2015 compared to income before income tax expense of $1.0 million for the same period in 2014. In the three months ended September 30, 2014, pretax income included $566 thousand of costs related to the CVB Acquisition.

For the nine months ended September 30, 2015, net income was $2.7 million compared to net income of $707 thousand for the nine months ended September 30, 2014. Income before income tax expense was $3.7 million for the nine months ended September 30, 2015 compared to $1.3 million for the same period in 2014. Pretax income in the nine months ended September 30, 2014 included $1.2 million of costs related to the CVB Acquisition and a $205 thousand loss from a fraudulent ACH transaction, of which $155 thousand was recovered through insurance in the fourth quarter of 2014.

The following tables present our net income and earnings per common share information for the periods stated:

	Three Months Ended September 30,
	2015	2014
Net income	$928	$657

Preferred stock dividend	—	(21)

Net income available to common shareholders	$928	$636

Earnings per common share, basic and diluted	$0.07	$0.05

	Nine Months Ended September 30,
	2015	2014
Net income	$2,672	$707

Preferred stock dividend	(42)	(63)

Net income available to common shareholders	$2,630	$644

Earnings per common share, basic and diluted	$0.20	$0.06

Net Interest Income

For the three months ended September 30, 2015, net interest income was $7.5 million compared to $8.1 million for the three months ended September 30, 2014. Lower net interest income in the 2015 period was primarily due to greater accretion from acquired loans in the 2014 period (further discussed below), including a third quarter 2014 resolution of a loan acquired in our 2011 acquisition of Virginia Business Bank (“VBB”). Interest income from higher average balances of loans held for investment (which includes accretion) and investment securities and higher tax-equivalent yields on our investment portfolio were partially offset by both lower rates on loans held for investment, lower average balances of guaranteed student loans, and higher average balances and costs of borrowed funds. Average balances of loans held for investment, excluding guaranteed student loans (which decreased $28.8 million), increased $90.9 million for the three months ended September 30, 2015 from the same period of 2014, and this amount also excluding average balances from our participation in a warehouse lending program (which increased $19.0 million) increased $71.9 million. Higher tax-equivalent earnings on average balances of investments were a result of a re-positioning of our investment portfolio to a greater level of tax-exempt municipal securities with higher tax-equivalent yields and longer maturities. Higher average balances of borrowed funds in the 2015 period were primarily a result of the issuance of the Subordinated Notes in the second quarter of 2015 and the addition of the borrowing under the Credit Agreement late in the third quarter of 2014.

As presented in the table below, our net interest margin for the three months ended September 30, 2015 was 3.25%, a 65 basis point decrease from 3.90% for the three months ended September 30, 2014. The majority of this decline is attributable to lower accretion in the 2015 period compared to the 2014 period, primarily due to the third quarter 2014 resolution of an acquired loan. Excluding the effect of purchase accounting adjustments, net interest margin declined 19 basis points for the three months ended September 30, 2015 compared to the same period of 2014.

Average interest-earning assets increased $106.5 million, while related interest income decreased $177 thousand, for the three months ended September 30, 2015 compared to the same period of 2014. Average interest-bearing liabilities increased $78.5 million for the three months ended September 30, 2015 and related interest expense increased $414 thousand compared to the same period in 2014. Yields on interest-earning assets decreased 55 basis points to 3.97%, and costs of interest-bearing liabilities increased 14 basis points to 0.91%, when comparing the three months ended September 30, 2015 to the same period in 2014. Average interest-earning assets as a percentage of total assets were 93.1% for the three months ended September 30, 2015, an increase from 92.5% for the same period in 2014.

For the nine months ended September 30, 2015, net interest income was $22.1 million compared to $19.3 million for the nine months ended September 30, 2014. Higher net interest income was primarily due to higher average balances of loans held for investment and investment securities, and yields on our investment securities, partially offset by lower yields on loans held for investment, lower average balances of guaranteed student loans, and both higher average balances of our deposits and borrowed funds, and higher costs of these borrowings. Average balances of loans held for investment, excluding guaranteed student loans, increased $170.5 million for the nine months ended September 30, 2015 from the same period of 2014, and this amount also excluding average balances from our participation in a warehouse lending program increased $132.3 million. Accretion of discounts on acquired loans was lower in the nine months ended September 30, 2015 compared to the same period of 2014.

As presented in the table below, net interest margin for the nine months ended September 30, 2015 was 3.27%, a 32 basis point decrease from 3.59% for the same period in 2014. Net interest margin for the nine months ended September 30, 2015 was negatively affected by higher average balances of loans from our mortgage warehouse lending program, which have lower yields than other loan categories, higher average balances of cash, lower accretion in the 2015 period, and higher costs of borrowed funds.

Average interest-earning assets increased $193.8 million, and related interest income increased $4.4 million, for the nine months ended September 30, 2015 compared to the same period in 2014. Average interest-bearing liabilities increased $158.0 million, and related interest expense increased $1.6 million, for the nine months ended September 30, 2015 compared to the same period in 2014. Yields on interest-earning assets were 3.96% and 4.16% for the nine months ended September 30, 2015 and 2014, respectively. The costs of interest-bearing liabilities increased 13 basis points to 0.87% when comparing the nine months ended September 30, 2015 to the same period in 2014. Average interest-earning assets as a percentage of total assets was 93.1% for the nine months ended September 30, 2015 compared to 93.3% for the same period in 2014.

Our loan portfolios acquired in mergers and acquisitions, including the CVB Acquisition, were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion was $338 thousand for the three months ended September 30, 2015 compared to $1.3 million for the same period ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, loan discount accretion was $1.2 million and $1.5 million, respectively.

The following tables present the effect of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended September 30,
	2015	2014
Net interest margin	3.25%	3.90%
Purchase accounting adjustments impact (1)	0.15%	0.61%
Net interest margin excluding the impact of purchase accounting adjustments	3.10%	3.29%

	Nine Months Ended September 30,
	2015	2014
Net interest margin	3.27%	3.59%
Purchase accounting adjustments impact (1)	0.18%	0.29%
Net interest margin excluding the impact of purchase accounting adjustments	3.09%	3.30%

(1)	Purchase accounting adjustments include accretion of discounts on acquired loans and amortization of fair value adjustments on time deposits.

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
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)(9)		Increase	Change due to (2)
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$15,266	$20,202	0.33%	0.26%	$13	$13	$—	$3	$(3)
Interest-earning deposits	40,568	21,208	0.31%	0.32%	31	17	14	(1)	15
Investments	118,041	87,995	3.01%	2.24%	887	493	394	197	197
Guaranteed student loans, gross	63,259	92,064	3.44%	3.23%	545	743	(198)	48	(246)
Loans held for investment, gross (3)	702,811	611,945	4.47%	5.33%	7,860	8,149	(289)	(1,409)	1,120

Total interest-earning assets	939,945	833,414	3.97%	4.52%	9,336	9,415	(79)	(1,162)	1,083

Allowance for loan and lease losses	(7,098)	(6,357)
Noninterest-earning assets:
Cash and due from banks	15,883	18,551
Premises and fixed assets	7,758	8,183
Other assets	53,493	46,746

Total noninterest-earning assets	77,134	73,480

Total assets	$1,009,981	$900,537

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$82,547	$35,449	0.54%	0.18%	$112	$16	$96	$58	$38
Savings and money market deposits	309,013	311,220	0.74%	0.70%	569	543	26	29	(3)
Time deposits	317,876	303,114	0.83%	0.84%	658	637	21	(10)	31
Federal funds purchased and borrowed funds	40,775	21,884	3.59%	1.74%	366	95	271	150	121

Total interest-bearing liabilities	750,211	671,667	0.91%	0.77%	1,705	1,291	414	227	187

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	152,612	122,023
Other liabilities	7,270	6,513

Total noninterest-bearing liabilities	159,882	128,536

Shareholders’ equity	99,888	100,334

Total liabilities and shareholders’ equity	$1,009,981	$900,537

Interest rate spread (4)			3.06%	3.75%

Net interest income (5)					$7,631	$8,124	$(493)	$(1,389)	$896

Net interest margin (6)			3.25%	3.90%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2015 and 2014 includes $338 thousand and $1,252 thousand, respectively, in accretion related to acquired loans.
(9)	Interest expense on time deposits in 2015 and 2014 includes a reduction of $19 thousand related to fair value adjustments recorded pursuant to the CVB Acquisition.

	Average Balances, Income and Expenses, Yields and Rates As of and For the Nine Months Ended September 30,
							2015 vs. 2014
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)(9)		Increase	Change due to (2)
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$20,322	$12,309	0.28%	0.24%	$43	$22	$21	$4	$17
Interest-earning deposits	36,718	15,900	0.29%	0.31%	80	37	43	(2)	45
Investments	98,572	77,761	3.01%	2.29%	2,225	1,333	892	481	411
Guaranteed student loans, gross	66,553	92,857	3.35%	3.24%	1,670	2,256	(586)	72	(658)
Loans held for investment, gross (3)	690,931	520,433	4.46%	4.82%	23,103	18,817	4,286	(1,499)	5,785

Total interest-earning assets	913,096	719,260	3.96%	4.16%	27,121	22,465	4,656	(944)	5,600

Allowance for loan and lease losses	(6,730)	(5,784)
Noninterest-earning assets:
Cash and due from banks	14,632	12,802
Premises and fixed assets	7,886	6,072
Other assets	51,397	38,969

Total noninterest-earning assets	73,915	57,843

Total assets	$980,281	$771,319

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$72,224	$30,821	0.52%	0.18%	$284	$43	$241	$141	$100
Savings and money market deposits	293,756	251,899	0.74%	0.61%	1,633	1,148	485	273	212
Time deposits	320,210	256,207	0.83%	0.85%	1,984	1,637	347	(49)	396
Federal funds purchased and borrowed funds	35,345	24,642	3.00%	1.58%	796	291	505	340	165

Total interest-bearing liabilities	721,535	563,569	0.87%	0.74%	4,697	3,119	1,578	705	873

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	146,684	110,521
Other liabilities	7,283	4,371

Total noninterest-bearing liabilities	153,967	114,892

Shareholders’ equity	104,779	92,858

Total liabilities and shareholders’ equity	$980,281	$771,319

Interest rate spread (4)			3.09%	3.42%

Net interest income (5)					$22,424	$19,346	$3,078	$(1,649)	$4,727

Net interest margin (6)			3.27%	3.59%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2015 and 2014 includes $1,180 thousand and $1,530 thousand, respectively, in accretion related to acquired loans.
(9)	Interest expense on time deposits in 2015 and 2014 includes a reduction of $57 thousand and $19 thousand, respectively, related to fair value adjustments recorded pursuant to the CVB Acquisition.

Provision for Loan and Lease Losses

For the three months ended September 30, 2015, our provision for loan and lease losses was $343 thousand compared to $1.6 million for the same period of 2014. For the nine months ended September 30, 2015, provision expense was $1.6 million compared to $2.4 million for the same period of 2014. Lower provision expense in both the three and nine months ended September 30, 2015 compared to the same periods of 2014 is primarily due to lower provision expense for the guaranteed student loan portfolio in the 2015 periods. In the second and third quarters of 2014, we increased provision expense due to higher expected losses as to unguaranteed balances and accelerated provision expense for unguaranteed balances greater than 120 days past due with a high probability of default.

Noninterest Income

For the three months ended September 30, 2015, noninterest income was $104 thousand compared to $357 thousand for the same period of 2014. Lower noninterest income in the 2015 period was primarily due to a write-down of an other real estate owned (“OREO”) property acquired as part of the CVB Acquisition, and a loss in value of both the rabbi trust assets and the company’s customer-related derivatives. We established a rabbi trust in connection with the CVB Acquisition as a source of funds to pay benefits under the assumed supplemental executive retirement plan (“SERP”). These items were partially offset by higher earnings from bank owned life insurance (“BOLI”), due to additional investment in the second quarter of 2015.

For the nine months ended September 30, 2015, noninterest income was $928 thousand compared to $938 thousand for the same period of 2014. Noninterest income in the nine months ended September 30, 2015 included higher service charges and fees on deposit accounts, higher gains on sales of securities, and higher earnings on BOLI when compared to the same period in 2014. These items were offset by the write-down of an OREO property, a loss in value of both the rabbi trust assets and customer-related derivatives. Additionally, noninterest income in the nine months ended September 30, 2014 included a bargain purchase gain of $42 thousand on the CVB Acquisition.

Noninterest Expense

For the three months ended September 30, 2015, noninterest expense was $6.0 million compared to $5.9 million in the same period in 2014. Noninterest expense in the 2014 period included $566 thousand of expenses, primarily professional fees and technology costs, related to the CVB Acquisition. Higher noninterest expense in the 2015 period was primarily due to higher compensation and benefits costs of $101 thousand and higher technology and data processing costs of $58 thousand (excluding merger-related costs in the 2014 period). Higher compensation and benefits were primarily the result of the addition of relationship managers and supporting personnel, the addition of regulatory compliance personnel, and management incentive charges recorded in the three months ended September 30, 2015, for which there were none recorded in the same 2014 period. Higher technology and data processing costs in the three months ended September 30, 2015 were primarily due to increased processing volumes added with the CVB Acquisition and with other growth, and costs incurred in connection with the renegotiation of the company’s core processing service contract.

For the nine months ended September 30, 2015, noninterest expense was $17.7 million, compared to $16.6 million for the same period of 2014. Noninterest expense in the 2014 period included $1.2 million of costs related to the CVB Acquisition, primarily recorded in professional fees and technology expenses, and the $205 thousand ACH fraud loss, discussed above. Higher noninterest expense in the 2015 period was primarily due to higher compensation and benefits of $981 thousand and higher technology and data processing costs of $394 thousand (excluding merger-related costs in the 2014 period). Higher expenses in both categories were primarily due to the above-mentioned items.

Income Taxes

For the three months ended September 30, 2015 income tax expense was $326 thousand (26% effective rate) compared to income tax expense of $347 thousand (35% effective rate) in the same period of 2014. For the nine months ended September 30, 2015 and 2014, income tax expense was $1.0 million (28% effective rate) and $564 thousand (44% effective rate), respectively. The lower effective tax rates in the 2015 periods reflect the benefit of increased tax-exempt interest and increased balances of BOLI, the earnings from which are tax-exempt, while rates in the 2014 periods reflect the nondeductibility of certain merger-related transaction costs. Net deferred tax assets as of September 30, 2015 and December 31, 2014 were $6.7 million and $6.3 million, respectively.

BUSINESS COMBINATION

The CVB Acquisition was accounted for in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014.

The following table presents the allocation of the consideration received to the estimated fair values of assets acquired and liabilities assumed in the CVB Acquisition as of the acquisition date. Our allocation resulted in a bargain purchase gain of $42 thousand.

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

	September 30, 2015
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities - fixed rate	$6,377	$6,433	5.20	2.25%
Commercial mortgage-backed securities - fixed rate	32,998	33,081	6.76	2.26%
Municipals - fixed rate
Tax exempt	54,188	54,049	8.73	4.21%
Taxable	10,058	10,133	6.73	2.89%
Collateralized mortgage obligations - fixed rate	8,275	8,345	3.75	2.26%

Total securities available for sale	111,896	112,041	7.39	3.26%

Securities held to maturity:
Municipals - fixed rate	9,272	9,923	7.10	3.39%

Total securities held to maturity	9,272	9,923	7.10	3.39%

Total securities	$121,168	$121,964	7.31	3.27%

	December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
Fixed rate	$11,513	$11,543	5.31	2.19%
Variable rate	4,136	4,239	6.91	1.68%
Municipals - fixed rate
Tax exempt	37,825	37,747	8.77	4.04%
Taxable	847	848	4.34	1.83%
Collateralized mortgage obligations - fixed rate	9,974	9,964	3.72	2.04%

Total securities available for sale	64,295	64,341	7.19	3.21%

Securities held to maturity:
Municipals - fixed rate	9,279	9,683	8.23	3.40%

Total securities held to maturity	9,279	9,683	8.23	3.40%

Total securities	$73,574	$74,024	7.24	3.24%

Over the last several quarters, we have repositioned our investment portfolio to hold higher levels of municipal securities, which has increased both the weighted average life and weighted average yield of the portfolio.

The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	September 30, 2015
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities - fixed rate	$—	—	$1,021	2.44%	$5,412	2.21%	$—	—	$6,433	2.25%
Commercial mortgage-backed securities - fixed rate	—	—	—	—	33,081	2.26%	—	—	33,081	2.26%
Municipals - fixed rate
Taxable	—	—	856	1.84%	9,277	2.99%	—	—	10,133	2.89%
Tax exempt	—	—	—	—	3,754	3.26%	50,295	4.27%	54,049	4.21%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	8,345	2.26%	8,345	2.26%

Total securities available for sale	$—		$1,877		$51,524		$58,640		$112,041	3.26%

Securities held to maturity:
Municipals - fixed rate	$—	—	$—	—	$8,888	3.31%	$1,035	4.10%	$9,923	3.39%

Total securities held to maturity	$—		$—		$8,888		$1,035		$9,923

Total securities	$—	—	$1,877	2.17%	$60,412	2.58%	$59,675	3.99%	$121,964	3.27%

Loans

The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	September 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$348,763	45.9%	$359,243	47.9%
Commercial real estate	303,537	39.9%	267,489	35.6%
Residential real estate	36,089	4.7%	40,859	5.4%
Consumer	10,725	1.4%	11,456	1.5%
Guaranteed student loans	61,387	8.1%	71,780	9.6%
Overdrafts	29	0.0%	46	0.0%

Total loans	760,530	100.0%	750,873	100.0%
Allowance for loan and lease losses	(7,064)		(6,247)

Total loans, net of allowance	$753,466		$744,626

Loans, net of allowance for loan and lease losses, increased $8.8 million to $753.5 million as of September 30, 2015 from $744.6 million as of December 31, 2014. As of September 30, 2015, loan balances from our participation in a mortgage warehouse lending program were $47.3 million compared to $60.0 million at December 31, 2014, while our portfolio of guaranteed student loans declined $10.4 million from December 31, 2014. We believe balances in our guaranteed student portfolio will continue to decline at this rate for the remainder of 2015. We do not intend to acquire additional loans in this asset class.

The following tables provide the maturity analysis of our loans as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	September 30, 2015
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$159,865	$108,641	$23,293	$131,934	$40,547	$14,709	$55,256	$347,055
Commercial real estate (2)	82,198	103,487	60,234	163,721	44,268	10,380	54,648	300,567
Residential real estate (3)	1,550	8,555	16,899	25,454	6,295	744	7,039	34,043
Consumer (4)	8,347	990	418	1,408	892	55	947	10,702
Guaranteed student loans	21	705	60,662	61,367	—	—	—	61,388
Overdrafts	29	—	—	—	—	—	—	29

Total loans	$252,010	$222,378	$161,506	$383,884	$92,002	$25,888	$117,890	$753,784

(1)	Excludes $903 thousand in nonaccrual fixed-rate loans and $805 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.1 million in nonaccrual fixed-rate loans and $862 thousand in nonaccrual variable-rate loans.
(3)	Excludes $309 thousand in nonaccrual fixed-rate loans and $1.7 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $19 thousand in nonaccrual variable-rate loans.

	December 31, 2014
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$180,100	$104,694	$15,187	$119,881	$47,184	$9,302	$56,486	$356,467
Commercial real estate (2)	70,633	101,100	46,882	147,982	42,317	3,523	45,840	264,455
Residential real estate (3)	3,438	7,294	22,099	29,393	5,176	1,296	6,472	39,303
Consumer (4)	8,753	121	938	1,059	1,627	4	1,631	11,443
Guaranteed student loans	28	780	70,973	71,753	—	—	—	71,781
Overdrafts	46	—	—	—	—	—	—	46

Total loans	$262,998	$213,989	$156,079	$370,068	$96,304	$14,125	$110,429	$743,495

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(2)	Excludes $1.8 million in nonaccrual fixed-rate loans and $1.3 million in nonaccrual variable-rate loans.
(3)	Excludes $167 thousand in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $8 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 60.8% of our loan portfolio at September 30, 2015 and 57.5% at December 31, 2014. Commercial real estate (“CRE”) loans are secured by commercial properties. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets, offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as commercial and industrial (“C&I”), as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

The following tables present the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	September 30, 2015		December 31, 2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$2,169	45.9%	$2,208	47.9%
Commercial real estate	4,658	39.9%	3,759	35.6%
Residential real estate	166	4.7%	175	5.4%
Consumer	—	1.4%	—	1.5%
Guaranteed student loans	71	8.1%	105	9.6%

Total allowance for loan and lease losses	$7,064	100.0%	$6,247	100.0%

The following tables present the activity in the allowance for loan and lease losses for the dates stated:

	Three Months Ended September 30,
	2015	2014
Balance at beginning of period	$6,849	$6,016
Charge-offs:
Commercial and industrial	—	30
Commercial real estate	—	—
Residential real estate	—	136
Consumer	—	—
Guaranteed student loans	143	1,741
Overdrafts	2	6

Total charge-offs	145	1,913

Recoveries:
Commercial and industrial	—	2
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	—	—
Overdrafts	1	3

Total recoveries	1	5

Net charge-offs	144	1,908

Provision for loan and lease losses	343	1,560
Amount for unfunded commitments	16	(108)
Other (1)	—	9

Balance at end of period	$7,064	$5,569

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$6,247	$5,305
Charge-offs:
Commercial and industrial	2	30
Commercial real estate	—	—
Residential real estate	54	171
Consumer	—	—
Guaranteed student loans	690	1,741
Overdrafts	7	20

Total charge-offs	753	1,962

Recoveries:
Commercial and industrial	1	3
Commercial real estate	81	4
Residential real estate	—	—
Consumer	1	—
Guaranteed student loans	—	—
Overdrafts	5	4

Total recoveries	88	11

Net charge-offs	665	1,951

Provision for loan and lease losses	1,608	2,390
Amount for unfunded commitments	(80)	(118)
Other (1)	(46)	(57)

Balance at end of period	$7,064	$5,569

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

In the third quarter of 2014, we began charging off that portion of our guaranteed student loans that is (1) not subject to federal government guarantee and (2) greater than 120 days past due and has a high probability of default. Probability of default is determined by loss migration analysis. Loans greater than 120 days past due continue to accrue interest as interest receivable is guaranteed until a claim against the guarantee, if any, is satisfied. A claim can be made when a loan is past due 270 days, or earlier in certain circumstances.

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

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC 310-30. We concluded that a portion of the loans acquired in our 2011 acquisition of substantially all the assets and assumption of certain liabilities of VBB and the CVB Acquisition are credit-impaired loans qualifying for accounting under ASC 310-30.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$4,759	$7,279	$5,580	$4,441
Additions	—	(4)	—	3,046
Accretion (1)	(338)	(1,252)	(1,180)	(1,530)
Disposals (2)	(17)	(51)	(42)	(51)
Other (3)	—	—	46	66

Balance at end of period	$4,404	$5,972	$4,404	$5,972

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2015 amount, $17 thousand relates to a loan reclassified as OREO.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of September 30, 2015, there were no loans, other than guaranteed student loans, 90 days or greater past due with respect to principal and interest for which interest was accruing. The federal guarantee on our guaranteed student loans covers both principal and interest accrued to the date a claim, if any, is paid under the guarantee.

As of September 30, 2015 and December 31, 2014, we had $932 thousand and $1.1 million, respectively, in OREO. OREO valuations are evaluated periodically, and any necessary valuation allowance to carry the asset at its fair value, less disposal costs, is recorded as a charge to net income. In the three and nine months ended September 30, 2015, we recorded a $101 thousand valuation allowance and charge to income for a property acquired in the CVB Acquisition to reflect its carrying value at estimated fair value.

The following table presents our nonperforming assets and various performance ratios for the periods and as of the dates stated:

	September 30, 2015	December 31, 2014
Nonaccrual loans	$6,748	$7,377
Other real estate owned	932	1,140

Total nonperforming assets	$7,680	$8,517

Nonperforming assets as a percentage of total loans	1.01%	1.13%
Nonperforming assets as a percentage of total assets	0.79%	0.93%
Net charge-offs as a percentage of average loans	0.09%	0.33%
Allowance for loan and lease losses as a percentage of total loans	0.93%	0.83%
Allowance for loan and lease losses to nonaccrual loans	104.70%	84.68%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of September 30, 2015 totaled $824.5 million compared to deposits of $772.9 million at December 31, 2014. Demand deposits, including money market accounts, as of September 30, 2015, increased $48.4 million from balances at December 31, 2014, while time deposits increased $2.6 million over this period. As of September 30, 2015, $108.4 million of our deposits were in Insured Cash Sweep (“ICS”) accounts, Certificate of Deposit Account Registry Service (“CDARS”) accounts and brokered time deposits, which we collectively refer to as brokered deposits. As of December 31, 2014, $86.8 million of our deposits were brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$146,684	—	$114,796	—
Interest-bearing deposits:
Demand and money market	355,649	0.71%	295,344	0.61%
Savings accounts	10,331	0.29%	8,357	0.25%
Time deposits $100,000 or greater	238,193	0.76%	196,137	0.75%
Time deposits less than $100,000	82,017	1.01%	70,866	1.14%

Total interest-bearing deposits	686,190	0.76%	570,704	0.72%

Total average deposits	$832,874	0.62%	$685,500	0.60%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of September 30, 2015:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$62,162	$69,600	$48,316	$40,723	$220,801	26.78%

Borrowings

We had one secured long-term borrowing with the FHLB in the amount of $20.0 million, which matured on September 28, 2015. This borrowing was modified in the fourth quarter of 2011, and in connection with that modification, we paid a fee of $533 thousand, which was recognized as interest expense over the contractual term. For the three and nine month period ended September 30, 2015, our effective interest rate on the $20.0 million FHLB borrowing, including the effect of the prepayment fee and cash flow hedge, discussed below, was 1.89% and 1.85%, respectively. Upon maturity of the $20.0 million borrowing on September 28, 2015, we entered into a $17.5 million borrowing with the FHLB, which matures December 28, 2015.

At the time we modified the $20.0 million long-term FHLB borrowing, we entered into a derivative (interest rate swap) whereby we paid fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. Upon the maturity of the $20.0 million FHLB borrowing, the associated interest rate swap expired. In connection with our $17.5 million FHLB borrowing, we have interest rate swaps whereby we pay fixed amounts to a counterparty and receive LIBOR-based variable payments on the full notional amount of this borrowing. The derivatives are designated as a cash flow hedges, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). The amounts reported in accumulated other comprehensive income (loss) as of September 30, 2015 and 2014 related to these derivatives were unrealized losses of $583 thousand (net of tax benefit of $301 thousand) and $97 thousand (net of tax benefit of $50 thousand), respectively. The ineffective portion of the derivatives was insignificant for the three and nine months ended September 30, 2015.

We have an agreement with the counterparty to our cash flow hedge derivatives that contains a provision whereby if we fail to maintain our status as a well or an adequate capitalized institution, we could be required to terminate or fully collateralize the derivative contracts. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of September 30, 2015, $884 thousand had been pledged as collateral under the agreement for our cash flow derivatives, as the valuation of the derivatives had surpassed the contractually specified minimum transfer amount. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreement at termination value. As of September 30, 2015, a hedge liability of $903 thousand was recorded in other liabilities on our consolidated balance sheet related to the cash flow hedge derivatives.

At September 30, 2015, $11.3 million was outstanding under the Credit Agreement. Term loans under the Credit Agreement were repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal, with accrued interest thereon, will become due and payable in full. All borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 2.75% per annum. The Credit Agreement is unsecured; however, there is a negative pledge on all of the outstanding capital stock of the Bank. We have the right to borrow up to an additional $5 million under the Credit Agreement on or before September 30, 2016. For the three and nine months ended September 30, 2015, the effective interest rate, which includes the amortization of loan origination costs, on borrowings under the senior term loan was 4.00% and 3.98%, respectively.

The Credit Agreement contains financial covenants that require: (1) the company to be and to cause the Bank to be “well-capitalized”, as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of nonperforming assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to nonperforming loans to be at least equal to 70% at all times, and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of September 30, 2015, the company and the Bank, as applicable, were in compliance with these financial covenants.

We contributed a significant portion of the proceeds under the Credit Agreement to the Bank as equity and retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

On June 26, 2015, we issued and sold $8.5 million in aggregate principal amount of the Subordinated Notes. The Subordinated Notes may not be redeemed by the company prior to June 26, 2020, except in the event (i) the Subordinated Notes no longer qualify as Tier 2 Capital as a result of a change in interpretation or application of law or regulation, or (ii) of a “Tax Event” (as defined under the related note purchase agreement). The Subordinated Notes are unsecured and subordinate and junior in right of payments to the company’s secured and general creditors. Interest on the Subordinated Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31. Additionally, the company is not permitted to declare or pay any dividend or make any distribution on its capital stock or any other of its equity securities of any kind, except for dividends payable solely in shares of the company’s common stock, if the total risk-based capital ratio, Tier 1 risk-based capital ratio, or leverage ratio of the company or the Bank, becomes less than 10.0%, 6.0%, or 5.0%, respectively. For the three and nine months ended September 30, 2015, the effective interest rate, which includes the amortization of loan origination costs, on the Subordinated Notes was 7.13% and 7.11%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2015, cash and cash equivalents decreased $12.5 million compared to a decrease of $3.2 million for the same period in 2014. Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2015 compared to net cash used in operating activities of $90 thousand for the same period in 2014. The primary source of operating funds in the 2015 period was from net income, adjusted by our provision for loan and lease losses and accretion, offset by an increase in other assets, primarily an increase in amounts due from a participant bank. Net cash used in investing activities was $62.4 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $116.7 million for the same period in 2014. Cash used in investing activities in the 2015 period reflected net purchases of securities of $68.1 million and a net increase in loans held for investment of $9.2 million. Net cash provided by financing activities in the nine months ended September 30, 2015 was $48.3 million compared to $113.6 million for the same period of 2014. Cash provided by financing activities in both periods reflected a net increase in deposits. Additionally, the nine months ended September 30, 2015 included $8.4 million of cash used in the second quarter 2015 to fund the redemption of the preferred stock that we issued and sold to the U.S. Treasury pursuant to the Small Business Lending Fund Program.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses, fund increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources, repayments and costs of borrowings, concentrations of loans and deposits within certain businesses and industries, expected funding of loans and collection of deposits, and our overall financial condition and cash flows.

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $30.0 million. This line is for short-term liquidity needs, is subject to the prevailing federal funds interest rate, and can be terminated at any time.

We have six additional uncommitted lines of credit by national banks to borrow federal funds up to $88.0 million in total on an unsecured basis. One line for $10.0 million expires August 1, 2016 and one line for $15.0 million expires September 24, 2016. The remainder of the lines of credit can be cancelled at any time by the lender. As of September 30, 2015, there were no amounts outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

We have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of September 30, 2015 was $297.6 million, based on the most recent prior quarter-end. In addition, based on pledged collateral with the FHLB, we have a $50.8 million secured borrowing facility as of September 30, 2015. Under this facility, we have one non-amortizing term loan outstanding for $17.5 million. Credit availability under the FRB facility was $123.3 million as of September 30, 2015, which is also based on lendable collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of September 30, 2015. Pledged collateral (loans) for both the FHLB and FRB facilities was $250.4 million, as of September 30, 2015.

Additionally, we have $5.0 million of capacity under the Credit Agreement, which may be borrowed on or before September 30, 2016, subject to customary conditions. In management’s opinion, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs that may arise, within realistic limitations, for the foreseeable future.

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

	September 30, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$105,001	87,614	N/A	N/A
Tier 1 capital	105,001	87,614	$94,980	$86,016
Total risk-based capital	112,588	103,580	101,669	92,705
Risk-weighted assets	864,281	864,559	781,881	782,204

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated, including the new common equity Tier 1 capital ratio. Note that the new ratio is not applicable prior to 2015.

	September 30, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Common equity Tier 1 capital ratio	12.15%	10.13%	N/A	N/A	4.50%	> 6.50%
Tier 1 leverage ratio	10.53%	8.78%	10.30%	9.34%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	12.15%	10.13%	12.15%	11.00%	6.00%	> 8.00%
Total risk-based capital ratio	13.03%	11.98%	13.00%	11.85%	8.00%	> 10.00%

Interest Rate Sensitivity

Interest rate risk management is a central part of our overall asset-liability management process. A primary objective of interest rate risk management is to ensure the stability and quality of our primary earnings component, net interest income. This process involves monitoring the company’s balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate-sensitive assets and liabilities have interest rates that are subject to change within a specific time period, due to either maturity or contractual agreements that allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income. We use interest rate risk measurement tools (simulation models) to simulate the effect of interest rate movements on our net interest income and the economic value of our equity.

Net interest income simulation. Net interest income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30-day prime-based asset and a 30-day FHLB borrowing may not be uniform over time. The earnings simulation model projects changes in our net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses our September 30, 2015 balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled instantaneously, referred to as a “rate shock.” The model projects only “sensitivities” to interest income and expense and does not project changes in noninterest income, noninterest expense, provision for loan and lease losses or the impact of changing tax rates.

The following table summarizes the results of our earnings “rate shock” simulation model as of the dates stated:

Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Market Rate	September 30, 2015
Up 200 bps	15.74%
Up 100	9.82%
Base case - no change	0.00%
Down 100	-0.75%

Economic Value of Equity Simulation. Economic Value of Equity (“EVE”) represents the economic value of equity and is equal to the economic value of assets minus the economic value of liabilities, with adjustments made for off-balance sheet items. This simulation assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in interest rates with no effect given to any actions management might take to counter the effect of that interest rate movement.

The following table summarizes the results of our EVE simulation model as of the dates stated:

Hypothetical Percentage Change in EVE
Linear Change in Market Rate	September 30, 2015
Up 200 bps	46.40%
Up 100	26.80%
Base case - no change	0.00%
Down 100	-38.30%

Our balance sheet has been consistently “asset sensitive,” therefore should interest rates change, we expect our assets will reprice faster than our liabilities. An asset-sensitive balance sheet will result in an increase to net interest income in an increasing rate environment and a decrease in net interest income in a declining rate environment.

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	September 30, 2015	December 31, 2014
Commercial lines of credit	$176,849	$127,363
Commercial real estate	56,758	63,950
Residential real estate	11,035	10,949
Consumer	3,915	2,936
Letters of credit	8,221	9,777

Total commitments	$256,778	$214,975

The Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of September 30, 2015, the Bank had invested $750 thousand; an additional $250 thousand will be funded at the request of the general partner of the partnership. Additionally, the Bank has a $1.0 million commitment to invest in a Virginia limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

In the third quarter of 2015, the company entered into a new agreement with its core processing servicer. This agreement replaced an existing agreement that was to expire in December 2016. The new agreement expires in December 2020, though is terminable with 180 days notice and payment of financial penalties. Minimum fees under the agreement over the remaining term are approximately $5.0 million.

Additionally, in the third quarter of 2015, the company entered into a new lease agreement for its loan production office. The lease agreement expires in July 2020. Future commitments under this agreement total $222 thousand.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The following table presents monthly stock repurchases during the third quarter of 2015. All purchases were made using available cash resources and occurred in the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2015 - July 31, 2015	—	$—	—	115,670
August 1, 2015 - August 31, 2015	—	$—	—	115,670
September 1, 2015 - September 30, 2015	10,600	$6.36	10,600	105,070

Total	10,600	$6.36	10,600

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment to Credit Agreement, effective as of September 24, 2015, between Xenith Bankshares, Inc. and Raymond James Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2015 (File No. 000-53380))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: November 9, 2015	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial Officer)