Form 10-K
period 2015-12-31
Xenith Bankshares, Inc.
filed 2016-03-09
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2015

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-53380

Xenith Bankshares, Inc.

Exact name of registrant as specified in its charter

Virginia	80-0229922
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

One James Center, 901 E. Cary Street, Suite 1700 Richmond, Virginia	23219
Address of principal executive offices	Zip Code

(804) 433-2200

Registrant’s telephone number including area code

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $1.00	The NASDAQ Stock Market LLC
Title of each Class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2015: $53,757,869.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of February 29, 2016: 13,089,756 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders.

XENITH BANKSHARES, INC. AND SUBSIDIARY

2015 ANNUAL REPORT ON FORM 10-K

Item 1—Business

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, a Virginia banking corporation and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Xenith Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients, and select retail banking clients, which we refer to as our target customers. We are focused geographically on the Richmond and Hampton Roads, Virginia and Greater Washington, D.C. metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Herndon, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches in Gloucester, Virginia. We also operate a loan production office in Newport News, Virginia.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, Internet and mobile banking, and bill pay service. We do not engage in any activities other than banking activities.

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

Pending Merger of Xenith Bankshares and Hampton Roads Bankshares, Inc.

On February 10, 2016, we announced, in a joint press release with Hampton Roads Bankshares, Inc. (“Hampton Roads Bankshares”), that the companies reached a definitive agreement (the “Merger Agreement”) to merge (the “HRB Merger”). Under the terms of the Merger Agreement, our shareholders will receive 4.4 shares of Hampton Roads Bankshares’ common stock for each share of our common stock. Upon the completion of the HRB Merger, Hampton Roads Bankshares shareholders and our shareholders will own approximately 74% and 26%, respectively, of the shares in the combined company, and its board of directors will consist of 13 persons, eight from Hampton Roads Bankshares and five from Xenith Bankshares. The combined company will adopt the Xenith Bankshares name for the holding company and the Xenith Bank name for the combined bank and will be headquartered in Richmond, Virginia. T. Gaylon Layfield, III, our current President and Chief Executive Officer, will become Chief Executive Officer of the combined company. The completion of the HRB Merger is expected to occur in the third quarter of 2016 and is subject to regulatory approvals, including the approval of the Federal Reserve Board and the Bureau of Financial Institutions of the Commonwealth of Virginia, and the approval of the shareholders of both companies, as well as customary closing conditions. Immediately following the completion of the HRB Merger, the Bank will merge with and into Hampton Roads Bankshares’ wholly-owned subsidiary bank, Bank of Hampton Roads. Upon the completion of the HRB Merger, the combined company, with pro forma assets of approximately $2.9 billion and combined deposits of approximately $2.5 billion as of December 31, 2015, will be the fifth largest community bank by deposits in the Commonwealth of Virginia.

Mergers and Acquisitions

On December 22, 2009, First Bankshares, Inc. (“First Bankshares”) and Xenith Corporation, a Virginia corporation, completed the merger of Xenith Corporation with and into First Bankshares, with First Bankshares being the surviving entity in the merger (the “First Bankshares Merger”). First Bankshares was incorporated in Virginia in 2008 and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002. At the effective time of the First Bankshares Merger, First Bankshares changed its name to Xenith Bankshares, Inc., and SuffolkFirst Bank changed its name to Xenith Bank. Prior to the First Bankshares Merger, Xenith Corporation had no banking charter, did not engage in any banking business, and had no substantial operations.

On June 30, 2014, the company completed the merger of Colonial Virginia Bank (“CVB”) with and into Xenith Bank, with the Bank being the surviving bank (the “CVB Acquisition”). In connection with the CVB Acquisition, we issued an aggregate of 1,618,186 shares of our common stock and paid $658 in cash to the former shareholders of CVB in exchange for their shares of CVB common stock. Pursuant to the CVB Acquisition, we acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits.

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

On September 21, 2011, as part of the Small Business Lending Fund (the “SBLF”) of the United States Department of the Treasury (“U.S. Treasury”), we entered into a Small Business Lending Fund-Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the U.S. Treasury, pursuant to which we sold 8,381 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series A (“SBLF Preferred Stock”) to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. On June 30, 2015, we completed the redemption of all of the outstanding 8,381 shares of our SBLF Preferred Stock at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends.

Competition

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

We believe our key competitive advantage lies in our ability to target, underwrite and manage commercial and industrial and commercial real estate loans. While these skills may exist within large banks, they generally do not exist at community banks. Our management team and bankers have spent substantially all of their careers working with middle market and small business management teams on their business and strategic plans and providing financing to these businesses in a broad array of industries. Our bankers are skilled salespeople and consultants, with well-honed credit skills, that allow them to work with customers and prospects to determine how and under what conditions we can provide financing and other banking services to meet their needs.

Products and Services

We offer a range of sophisticated and competitively-priced banking products and services, including commercial and consumer checking accounts, money market and savings accounts, and time deposits. We offer secured and unsecured commercial and industrial loans, commercial real estate loans (including construction and land development loans), residential real estate loans and consumer loans. We also offer comprehensive Internet and mobile banking services. We are a member of multiple automated teller (“ATM”) networks, which provide customers with access to ATMs worldwide.

We provide a high level of personalized service to our customers through our relationship managers and branch personnel. We believe that a banking relationship that includes multiple services, such as loan and deposit services, is the key to profitable and long-lasting customer relationships and that our local focus and local decision-making provide us with a competitive advantage over banks that do not have these attributes.

Deposits and Treasury Management Services

To maintain existing deposits and attract new deposits, we offer a broad product line of deposit and treasury services at competitive rates. We expect to continue to obtain deposits through effectively leveraging our branch offices and solicitation by our relationship managers.

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

Our loan types include commercial and industrial loans, real estate loans, including commercial income-producing real estate loans, construction and development loans, residential real estate loans, and consumer loans. We believe our target customers often have credit needs that community banks cannot meet, and these customers seek a relationship-oriented banking experience that is increasingly difficult to find at large banks.

Commercial and Industrial Loans. Our commercial borrowers are primarily small to middle market businesses engaged in a broad spectrum of businesses. Commercial and industrial (“C&I”) loans can be a source of working capital, or used to finance the purchase of equipment or to complete an acquisition for these businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any, and we typically require the principals of the business to guarantee the loans. Working capital loans are usually secured by accounts receivable and inventory, and structured as revolving lines of credit with terms not exceeding one year. In some cases, we use an independent third party to assess collateral values and recommend appropriate advance rates (i.e., how much we will lend) based on the value of collateral. We generally perform the on-going monitoring but may use third parties in some cases. For loans secured by accounts receivable or inventory, loan principal is typically repaid as the assets securing the loan are converted into cash. Typically, we make equipment loans for a term of three to five years at fixed or variable interest rates with the loan amortized over the term. Equipment loans are generally secured by the financed equipment at advance rates, which we believe are appropriate given the equipment type and the financial strength of the borrower.

We also make owner-occupied real estate (“OORE”) loans. OORE loans are secured in part by the value of real estate that is generally the offices or production facilities of the borrower. In some cases, the real estate is not held by the commercial enterprise, rather it is owned by the principals of the business or an entity controlled by the principals. We classify OORE loans as C&I loans, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

When underwriting CRE loans, we consider the liquidity, financial condition, operating performance and reputation of the borrower and any guarantors. We also consider the borrower’s equity investment in the project or property, as well as evidence of market acceptance (pre-leasing for commercial construction, pre-sales for residential construction). For construction and land development loans, proceeds are disbursed periodically with funds advanced tied to the percentage of construction completed. We carefully monitor these loans through site inspections and title rundowns prior to making disbursements. Typically, our loan-to-value benchmark for CRE loans is at or below 80% at inception, with satisfactory debt-service coverage ratios as well.

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

Guaranteed Student Loans. During the third and fourth quarters of 2013, we purchased guaranteed student loans, a significant portion of which are guaranteed by the federal government. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans are also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Bank is an approved FFELP lender. We do not intend to purchase additional student loans.

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

We hold a reserve for possible loan and lease losses. Information regarding our allowance for loan and lease losses can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Allowance for Loan and Lease Losses.”

Asset and Liability Management

Our asset and liability management is governed by an asset and liability management (“ALM”) policy. Our ALM policy addresses the following financial management functions: (1) overall asset/liability management and strategy; (2) interest rate risk management; and (3) liquidity risk management. The ALM committee, which is comprised of the Bank’s management, addresses the management of the assets and liabilities of the Bank and is responsible for actively monitoring interest rate risk and liquidity risk. We also have an ALM committee of our board of directors (“ALCO”), which approves our ALM policy and regularly reviews our results and analysis relative to the policy.

We evaluate the impact to our earnings and economic value of equity based on changes in interest rates in an immediate interest rate shock scenario. We evaluate the effect of a change in interest rates of +/- 100 basis points (bps), +/- 200 bps, +/-300 bps and + 400 bps on both net interest income and its impact on the economic value of equity. These impacts are measured relative to policy limits as defined in our ALM policy. As of December 31, 2015, we were within all applicable ALM policy limits, with the exception of the -100 bps and -200 bps interest rate change scenarios, which we believe the occurrence of such to be remote. Additional information regarding our interest rate sensitivity analysis can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

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

We also have a capital policy that defines the approach we use to establish, monitor and maintain appropriate capital levels. The capital policy details metrics and thresholds that we review, and it delineates various events and risks that may drive the needs for additional capital, along with our primary capital alternatives.

We also have an investment policy, which addresses permitted investments, investment credit analysis, permitted broker-dealers, safekeeping and accounting classifications. Our investment portfolio serves as both a primary and secondary source of liquidity, and it contributes to net interest margin.

Our contingency funding plan, capital policy and investment policy are also approved by the ALCO.

Supervision and Regulation

General

As a registered bank holding company, Xenith Bankshares is subject to the supervision and regulation of the Federal Reserve and, acting under delegated authority, the Federal Reserve Bank of Richmond pursuant to the Bank Holding Company Act of 1956, as amended (“Bank Holding Company Act”). Xenith Bank is a Virginia banking corporation and a member bank regulated by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau of Financial Institutions”). The Bank operates as a wholly-owned subsidiary under Xenith Bankshares, a one bank holding company. Xenith Bankshares and the Bank are required by the Federal Reserve, the FDIC and the Bureau of Financial Institutions, as applicable, to file quarterly financial reports on their respective financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic on-site examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, the deposit insurance funds and the banking system as a whole, and are not intended to protect our shareholders and other creditors. Additionally, we must bear the cost of compliance with reporting and other regulations, and this cost is significant.

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

The assessment rates, range from approximately 2.5 bps to 45 bps (depending on applicable adjustments for unsecured debt and brokered deposits), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio exceeds 1.15%, the applicable assessment rates may range from 1.5 bps to 40 bps and will continue to decrease as the FDIC reserve ratio exceeds 2% and 2.5%. For the years ended December 31, 2015 and 2014, we reported $719 thousand and $495 thousand, respectively, in expense for FDIC insurance.

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

The minimum capital level requirements applicable to us and the Bank, which began on January 1, 2015 under the Basel III Rules, are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from the rules effective for the year ended December 31, 2014); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

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

The Basel III Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities to 1,250% for certain high risk securities. For the bulk of assets that are typically held by a bank, including certain multi-family residential and CRE loans, C&I loans and consumer loans, the risk weighting falls between 50% and 150%. Residential first mortgage loans on one- to four-family and certain seasoned multi-family RRE loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions. The Basel III Rules regarding changes to risk weightings were effective beginning January 1, 2015.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks could also make a one-time election in their March 31, 2015 quarterly filing to permanently opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of a common equity Tier 1 capital and, in effect, retain the previous AOCI treatment, which is to exclude AOCI from capital. If a company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. The Bank made this one-time election to exclude AOCI in its March 31, 2015 filing. Overall, the Basel III Rules provide some important concessions for smaller, less complex financial institutions.

In December 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained a condition applicable to the Bank that the Bank must operate within the parameters of its business plan, which set forth minimum leverage and risk-based capital ratios of at least 10% and 12%, respectively, through 2012. Subsequent to meeting the requirements set forth in our business plan, we are required to maintain capital ratios categorizing us as “well-capitalized.” As of December 31, 2015, we met all minimum capital adequacy requirements to which we were subject and were categorized as “well-capitalized.” Since December 31, 2015, there are no conditions or events that management believes have changed our status as “well-capitalized.” For additional information regarding our capital ratios, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Adequacy.”

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

Under the Basel III Rules, once fully phased-in, a commercial bank is:

•	“well-capitalized” if it has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, Tier 1 risk-based capital ratio of 8% or greater, total risk-based capital ratio of 10% or greater, and a Tier 1 leverage ratio of 5% or greater, and is not subject to any written capital order or directive;

•	“adequately capitalized” if it has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, Tier 1 risk-based capital ratio of 6% or greater, total risk-based capital ratio of 8% or greater, and a Tier 1 leverage ratio of 4% or greater, and does not meet the definition of “well-capitalized”;

•	“undercapitalized” if it has a common equity Tier 1 risk-based capital ratio of less than 4.5%, Tier 1 risk-based capital ratio of less than 6%, total risk-based capital ratio of less than 8%, and a Tier 1 leverage ratio of less than 4%;

•	“significantly undercapitalized” if it has a common equity Tier 1 risk-based capital ratio of less than 3%, Tier 1 risk-based capital ratio of less than 4%, total risk-based capital ratio of less than 6%, and a Tier 1 leverage ratio of less than 3%; or

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Bank Holding Company Regulation

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of its bank subsidiaries. The bank holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act and by the Federal Reserve.

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

Currently, BankCap Partners is deemed a bank holding company for Atlantic Capital Bank, N.A. (“ACB”) and the Bank. The position of BankCap Partners as a source of strength to ACB or any other financial institution for which BankCap Partners is deemed to be a bank holding company may limit its ability to serve as a source of strength for the Bank and could adversely affect the Bank’s ability to access resources of BankCap Partners.

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to ACB or any other financial institution for which BankCap Partners is deemed to be a bank holding company. ACB is a Georgia state non-member bank headquartered in Atlanta, Georgia, founded in 2007. ACB operates as a full-service, Atlanta, Georgia-based and locally-managed commercial bank. ACB’s primary geographic market is Metropolitan Atlanta, the state of Georgia, Eastern and Middle Tennessee, and the southeastern United States.

ACB’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, ACB files annual, quarterly and current reports, proxy statements or other information with the SEC. Financial and regulatory information about ACB is also included in Reports of Condition and Income (also known as “call reports”) filed by ACB with the FDIC. ACB’s filings with the SEC and call reports, which are publicly available, are not incorporated by reference herein. We have not been, and in the future will not be, involved in the preparation and filing of ACB’s filings with the SEC, its call reports, its other regulatory reports, or the conduct of its business.

Dodd-Frank Act

The Dodd-Frank Act was enacted in July 2010. The complete implementation of the Dodd-Frank Act will result in a major overhaul of the financial institution regulatory system. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in the applicable sections of this “Supervision and Regulation” section. Among other things, the Dodd-Frank Act established a new, independent Consumer Financial Protection Bureau (“CFPB”) tasked with protecting American consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also created the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council, among other tasks, makes recommendations for increasingly strict rules for capital, leverage and other requirements as a company’s size and complexity increase. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which prohibits, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limits the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.

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

Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-third of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on us and our prospects, our customers, our target markets and the financial industry in general.

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

Consumer Financial Protection Bureau

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and certain other statutes. Banking institutions with total assets of $10 billion or less remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

The CFPB has promulgated rules relating to remittance transfers under the Electronic Fund Transfer Act, which require companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure, to reflect a change in the asset size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, the CFPB promulgated its “Ability-to-Repay/Qualified Mortgage” rules, which amended the TILA’s implementing regulation, Regulation Z (“Regulation Z”). Regulation Z currently prohibits a creditor from making a higher priced mortgage loan without regard to the consumer’s ability to repay the loan. The rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally requires creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The rule also implemented section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The rule became effective January 10, 2014.

On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule (“TRID”), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a “Loan Estimate” that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application and a “Closing Disclosure” that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015 for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the “Good Faith Estimate” and the “Initial Truth-in-Lending Disclosure” at application and the “HUD-1 Settlement Statement” and the “Final Truth-in-Lending Disclosure” at closing. TRID also has new tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made, or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.

Small Business Lending Fund

The Small Business Jobs and Credit Act of 2010 created the Small Business Lending Fund to invest capital into community banking organizations. Through the fund, the U.S. Treasury invested in financial institutions through the purchase of senior preferred stock or indebtedness. Financial institutions could “buy down” the rate paid on the senior preferred stock to as low as 1% by increasing the level of small business loans, which could be adjusted based on the level of small business loans against a “baseline level.” However, after the four-and-a-half-year period from initial funding, the rate would increase to 9% until the senior preferred stock issued to the U.S. Treasury was redeemed.

On September 21, 2011, we sold 8,381 shares of SBLF Preferred Stock to the Secretary of the U.S. Treasury for a purchase price of $8.4 million. In connection with our participation in the fund, we were required to develop a small business lending plan describing our business strategy and operating goals to address the needs of small businesses in the areas we serve, as well as a plan to provide linguistically and culturally appropriate outreach, where appropriate, to certain groups, as well as comply with certain reporting requirements. On June 30, 2015, we completed the redemption of all of the outstanding 8,381 shares of our SBLF Preferred Stock, at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends. Our effective dividend rate was 1% for the entire period in which the SBLF Preferred Stock was outstanding.

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

To the extent that the GLB Act allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation and greater competition.

Payment of Cash Dividends

Xenith Bankshares is a legal entity separate and distinct from Xenith Bank. Xenith Bankshares does not conduct stand-alone operations; therefore, its ability to pay dividends depends on the ability of Xenith Bank to pay dividends to it. There are various legal limitations applicable to the payment of dividends by Xenith Bank to Xenith Bankshares and to the payment of dividends by Xenith Bankshares to its shareholders, including requirements to maintain capital at or above regulatory minimums. Xenith Bankshares is incorporated under the Virginia Stock Corporation Act, which has restrictions prohibiting the payment of dividends if, after giving effect to the dividend payment, Xenith Bankshares would not be able to pay its debts as they become due in the usual course of business, or if Xenith Bankshares’ total assets would be less than the sum of its total liabilities plus the amount that would be required if Xenith Bankshares were to be dissolved to satisfy the preferential rights upon dissolution of any preferred shareholders.

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to shareholders unless its net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Further, the Federal Reserve issued Supervisory Letter SR 09-4 , which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding companies. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends if: (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs, asset quality, and overall current and prospective financial condition; or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In particular, under the current supervisory practices of the Federal Reserve, prior approval from the Federal Reserve and a supermajority of the Bank’s shareholders is required, if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

Under Virginia law, no dividend may be declared or paid out of a bank’s paid-in capital. Xenith Bank may be prohibited under Virginia law from the payment of dividends if the Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and the Bureau of Financial Institutions may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of our 6.75% subordinated notes due 2025 (the “Subordinated Notes”) (discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings”) and the terms of our senior unsecured term loan also impose limits on our ability to pay dividends on shares of our common stock.

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

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits banks from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Change in Bank Control

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of the bank holding company. Control is reputably presumed to exist if a person or entity acquires 10% or more, but less than 25%, of any class of voting securities and that person or entity, by such acquisition, becomes the single largest holder of that class of voting securities.

Sound Banking Practices

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Federal Reserve has the authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. The Federal Reserve can assess civil money penalties for activities conducted on a knowing and reckless basis if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

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

Reserve Requirement

Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Current reserve requirements for calendar year 2016 are as follows:

•	for transaction accounts totaling $15.2 million or less, a reserve of 0%;

•	for transaction accounts in excess of $15.2 million up to and including $110.2 million, a reserve of 3%; and

•	for transaction accounts in excess of $110.2 million, a reserve requirement of 10%.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2015, the Bank had a reserve requirement of $12.5 million.

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

Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in U.S. government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Federal Reserve establishes a target Federal Fund Rate and the Discount Rate. Actions taken by the Federal Reserve influence the general condition of interest rates in the marketplace, which could affect our profitability.

Depending on the Bank’s asset/liability strategy, actions taken by the Federal Reserve may have a positive or negative effect on profitability. We cannot predict the actions of the Federal Reserve, nor can we guarantee that our asset/liability strategy is consistent with action taken by the Federal Reserve.

Brokered Deposit Restrictions

Insured depository institutions that are categorized as adequately capitalized institutions under the FDIA and corresponding federal regulations cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Insured depository institutions that are categorized as undercapitalized institutions under the FDIA and corresponding federal regulations may not accept, renew or roll over brokered deposits. The Bank is not currently subject to such restrictions.

Community Reinvestment Act

The Community Reinvestment Act of 1997 and the regulations issued thereunder (“CRA”) requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers and acquisitions, and applications to open a branch or facility. Federal regulators are required to provide and make public a written examination report of an institution’s CRA performance. The Bank continues to maintain a satisfactory CRA rating.

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

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve, OCC and FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending, if (1) total reported loans for construction, land development and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital, and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. On December 18, 2015, the Federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending” reminding banks of the need to engage in risk management practices for commercial real estate lending.

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

In addition, under the Patriot Act, the Secretary of the U.S. Treasury has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the GLB Act that are discussed under “—Gramm-Leach-Bliley Act of 1999” above. Finally, under the regulations of the Office of Foreign Asset Control (“OFAC”), banks are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security. The Financial Crimes Enforcement Network has proposed new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.

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

UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTC Act”), which is the primary federal law that prohibits unfair or deceptive acts or practices (“UDAP”), and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.

Other Regulation

The Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans. The TILA and the Home Mortgage Disclosure Act impose information requirements on banks in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and reporting of cash transactions as required by the Internal Revenue Service.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. We expect the industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted, further regulating specific banking practices.

Employees

At December 31, 2015, we had 121 employees, including 118 full-time employees. All of our employees were employed by the Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.

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

The 2009 recession contributed to a rise in unemployment and underemployment, a decline in the value of real estate and other assets, and a lack of confidence in the financial markets and the economy both among financial institutions and their customers. Although some improvement is evident, economic growth has been slow and the economic pressure on consumers and commercial borrowers continues to affect the willingness of companies to borrow to fund future growth, which negatively impacts our business. A worsening of economic conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and our business.

Unlike many of our larger competitors, the majority of our middle market business and individual customers are located or doing business in our target markets. As a result, we may be more impacted by local economic conditions than those of larger, more geographically-diverse competitors. Furthermore, based on the size and resources of our middle market and small business customers, our customers may be less able to withstand sustained difficult economic conditions than larger companies with which they compete. Factors that adversely affect the economy in our target markets could reduce our deposit base and demand for our services and products and increase our credit losses. Consequently, we may be adversely affected, potentially materially, by adverse changes in economic conditions in and around Virginia.

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

Like other banks, our operating results are significantly dependent on our net interest income, as we expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Interest rate-sensitive assets and liabilities have interest rate terms that are subject to change within a specific time period, due to either maturity or contractual agreements that allow the instruments to reprice prior to maturity. The net position of those assets and liabilities, subject to re-pricing in specified time periods, will positively or negatively affect our operating results. If market interest rates should move contrary to our position, our operating results could be negatively affected, potentially materially. We use financial tools to simulate our interest-rate sensitivity; however, we, nor the tools, can predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, monetary policy and conditions in domestic and foreign financial markets. Our balance sheet is consistently “asset-sensitive”; therefore, should interest rates change, our assets will reprice faster than our liabilities. Due to the asset-sensitive nature of our balance sheet, we are well-positioned in an increasing rate environment. Although our asset-liability management strategy is intended to manage our risk from changes in market interest rates, continued low interest rates could materially and adversely affect us. See additional discussion in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

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

The financial services industry, including commercial banking, is highly competitive, and we have encountered and will continue to encounter strong competition for deposits, loans, and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products are other commercial banks and community banks in our target markets. Our principal competitors for deposits include commercial banks, community banks, money market funds, credit unions and trust companies. Our non-bank competitors are not subject to the same degree of regulation as we are and, accordingly, have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also have higher lending capacity and larger branch networks. Weak loan demand has increased competition resulting in aggressive pricing and loosening terms for borrowers. As a result, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect us.

Failure to implement our business strategies could materially and adversely affect us.

We have developed business strategies, which we intend to implement. Our business strategies include organic growth and, where appropriate, growth through acquisitions. Our organic growth may involve an expansion into related banking lines of business and related services and products, which would involve additional risks. Growth through acquisitions also includes risks, which are further discussed below. If we cannot implement our business strategies, we will be hampered in our ability to maintain and grow our business and serve our customers, which would in turn materially and adversely affect us. Even if our business strategies are successfully implemented, they may not have the favorable impact on our operations that we anticipate.

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

As described in our Current Report on Form 8-K filed with the SEC on February 16, 2016, we entered into the Merger Agreement, which, subject to regulatory approvals and shareholder approvals and various other conditions, would result in Xenith Bankshares being merged with and into Hampton Roads Bankshares. Our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the HRB Merger. In addition, in connection with the HRB Merger, we have incurred and will continue to incur expenses, which may be significant. Our business and our operating and financial results may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the HRB Merger. Additionally, we may seek to acquire or merge with other financial institutions or branches or assets of those institutions.

These activities would involve a number of risks, including:

•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners, the outcome of which is uncertain;

•	using inaccurate estimates and judgments or lack of information to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;

•	diluting our existing shareholders in an acquisition or merger;

•	the time and expense associated with evaluating new markets for expansion, hiring experienced management and opening new offices or branches, as there may be a substantial time lag between these activities and when we generate sufficient assets and deposits to support the costs of the expansion;

•	investing a significant amount of time and expense negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;

•	the time and expense associated with integrating the operations and personnel of the combined businesses;

•	the ability to realize the anticipated benefits of the acquisition or merger;

•	the inability to realize cost savings or revenues or to implement integration plans associated with acquisitions or mergers;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition or a merger that is poorly received or executed;

•	time and costs associated with regulatory approvals;

•	inability to obtain additional capital or financing, if necessary, on favorable terms or at all; and

•	unforeseen adjustments, write-downs, write-offs, or restructuring or other impairment charges.

The failure to complete the HRB Merger could negatively impact our business.

There is no assurance that the conditions to the HRB Merger will be satisfied in a timely manner, or at all, or that the HRB Merger will occur. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the HRB Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that the HRB Merger will be completed. In addition, if the HRB Merger were not to occur, under certain circumstances defined in the Merger Agreement, such as the company entering into a merger or acquisition agreement with another company, we may be required to pay a termination fee of $4.0 million. Certain costs associated with the HRB Merger, which were incurred subsequent to December 31, 2015, may be payable even if the HRB Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, if the HRB Merger is not completed.

The soundness of other financial institutions with which we do business could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, acting as a counterparty, or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to risk of loss in the event of default of a counterparty or client. In addition, this risk may be exacerbated when any collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Our losses from these events could be material.

Our earnings are sensitive to the credit risks associated with lending.

The credit risk associated with C&I loans is a result of several factors, including the concentration of our loan portfolio in a limited number of loans and borrowers, the size of loan balances, which is generally larger than consumer loans, and the effects of general economic conditions on a borrower’s business. Our C&I loan portfolio represented approximately 47.5% of our total loan portfolio as of December 31, 2015. Any significant default by our commercial and industrial customers would materially and adversely affect us.

Our C&I loans include owner-occupied real estate loans that are secured in part by the value of the real estate. Owner-occupied real estate loans represented approximately 16.6% of our total C&I loan portfolio as of December 31, 2015. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.

Our CRE loan portfolio represented approximately 38.8% of our total loan portfolio as of December 31, 2015. CRE loans will typically be larger than consumer loans and may pose greater risks than other types of loans. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. In addition, we may incur losses on CRE loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Given the weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. A further weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. In addition, banking regulators give greater scrutiny to commercial real estate lending and may require banks with higher levels of commercial real estate loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of commercial real estate loan concentrations, regulators may require increased levels of reserves for loan losses, as well as the need for additional capital. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Decisions regarding credit risk in our investment or loan portfolios could be inaccurate and our allowance for loan and lease losses may be inadequate to absorb future losses inherent in our loan portfolio, which could materially and adversely affect us.

Our loan portfolio and a portion of our investment portfolio expose us to credit risk. Of our $140.1 million investment portfolio, $96.2 million, or 68.6%, were securities other than U.S. agency securities as of December 31, 2015. Of the $96.2 million, $88.3 million were securities issued as general obligations of states or political subdivisions. Inherent risks in lending include the deterioration of the credit of borrowers and adverse changes in the industries and competitive environments in which they operate, changes in borrowers’ management and business prospects, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a high risk that some portion of the loans we make will not be repaid and, accordingly, will result in losses. Given our size, these losses could be concentrated in one or more borrowers and could be significant.

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

We acquired a significant portion of our loans held for investment in the mergers and acquisitions that we have completed. Although these loans were recorded at their estimated fair values, as of the effective date of the transaction, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs and a reduction in our net income.

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

The Federal Reserve, OCC and FDIC, along with the other federal banking regulators, issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at financial institutions that have particularly high concentrations of commercial real estate loans within their loan portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. These agencies jointly issued a “statement on Prudent Risk Management for Commercial Real Estate Lending” on December 2015 to remind banks of the need to engage in risk management practices for commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2015, we are not subject to additional supervisory analysis but could be in the future, and we believe our credit administration policies to be consistent with the recently published policy statement. Our management has implemented controls to monitor our commercial real estate lending and will continue to enhance and monitor those controls, but we cannot predict the extent to which this guidance may impact our future operations or capital requirements. Also, any risk management practices that we implement may not be effective to prevent losses in our loan portfolio, including our commercial real estate portfolio.

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

In determining the adequacy of our capital levels, we use risk-based capital ratios established by regulations. In July 2013, the Federal Reserve, FDIC and OCC adopted the Basel III Rules, which establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The Basel III Rules increase capital ratios for all banking organizations and introduce a “capital conservation buffer,” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers.

In calculating our risk-based ratios, we must apply risk weights to our various asset classes. The Basel III Rules assign higher risk weights to exposures to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. The Basel III Rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We made a one-time, election in our March 31, 2015 filing to continue to permanently exclude AOCI from capital. The Basel III Rules also include changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. The Basel III Rules became effective January 1, 2015. The conservation buffer began to be phased in beginning in 2016 and will take full effect on January 1, 2019.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to the Bank’s performance under the fair lending laws and regulations could adversely impact the Bank’s rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

As of December 31, 2015, $578.9 million, or 65.1%, of our total deposits, consisted of noninterest-bearing demand accounts and interest-bearing savings, money market and demand accounts. The $310.1 million remaining balance of deposits includes time deposits, of which approximately $234.5 million, or 26.4% of our total deposits, are due to mature within one year. Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by rates offered by competitors, alternative investment opportunities, monetary policy and general economic conditions. We have significant deposits from certain customers that are in excess of the FDIC insurance amounts. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with our Bank is fully insured or may place them in other financial institutions that they perceive as being more secure. The loss of customers that maintain significant deposits with the Bank could have an adverse effect on this critical funding source. If we fail to attract new deposits or maintain existing deposits or are forced to increase interest rates paid to customers to attract and maintain deposits, our net interest income would be negatively impacted, and we could be materially and adversely affected.

Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity.

Depositors that invest in brokered deposits are generally interest-rate sensitive and well informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to a bank’s deposit base as traditional local retail deposit relationships. Our liquidity may be negatively affected if that funding source experiences supply difficulties due to loss of investor confidence or a flight to other investments. Regulatory developments with respect to wholesale funding, including increased FDIC insurance costs for, or limits on the use of these deposits, may further limit the availability of that alternative. In light of regulatory pressure, there may be a cost premium for locally generated certificates of deposit as compared to brokered deposits, which may increase our cost of funding. As of December 31, 2015, $114.4 million, or 12.9% of our deposits were brokered deposits.

We may not be able to raise additional capital on terms favorable to us or at all.

We may need additional capital to support our business, expand our operations, or maintain our minimum capital requirements; however, we may not be able to raise additional funds through the issuance of shares of our common stock or other equity or equity-related securities or in an acquisition or a merger. Furthermore, the significant amount of our common stock that BankCap Partners owns may discourage other potential investors from acquiring newly-issued shares of our common stock or other equity or equity-related securities.

We may not be able to maintain sufficient liquidity to meet the cash flow requirements of our depositors and other creditors.

Our liquidity is used to make loans and investments and to repay liabilities (including deposits), as they become due or are demanded by depositors and other creditors. Our main source of liquidity is customer deposits. As a part of our liquidity management, we use a number of funding sources in addition to core deposits and repayments and maturities of loans and investments. Potential alternative sources of liquidity include federal funds purchased and investment securities sold under repurchase agreements, as well as the sale of loans, securities (to the extent not pledged as collateral) or other assets, the utilization of available government and regulatory assistance programs, brokered deposits, borrowings from the FHLB, borrowings through the Federal Reserve Bank’s (“FRB”) discount window, borrowings from other banks, and the issuance of our debt securities and equity securities. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and other creditors, or to operate and grow our business.

As we continue to grow, we may become more dependent on wholesale funding sources, which may include FHLB borrowings and borrowings through the FRB’s discount window. As of December 31, 2015, the Bank had $17.5 million of FHLB borrowings and $114.4 million of brokered deposits outstanding. If we are required to rely more heavily on wholesale funding sources to support our operations or growth in the future and such funding is expensive at such time, our revenues may not increase proportionately to cover our costs. In that case, our operating margins would be reduced, and we could be materially and adversely affected.

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

We will be for the foreseeable future dependent on the services of T. Gaylon Layfield, III, who is our President and Chief Executive Officer; Thomas W. Osgood, who is our Chief Financial Officer and Chief Administrative Officer; Judy C. Gavant, who is our Controller and Principal Accounting Officer; Wellington W. Cottrell, III, who is our Chief Credit Officer; Ronald E. Davis, who is our Chief Operations and Technology Officer; and Edward H. Phillips, Jr., who is our Chief Lending Officer. Should the services of these individuals or other key executive officers become unavailable, we may be unable to find a suitable successor who would be willing to be employed upon the terms and conditions that we would offer. A failure to replace any of these individuals in a timely and effective manner could negatively affect our ability to execute our business strategies and otherwise disrupt our business.

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

In February 2013, an executive order, Improving Critical Infrastructure Cybersecurity (the “Executive Order”) was released, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures and processes, a so-called “Cybersecurity Framework,” that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. In response to the Executive Order, the FFIEC has published cybersecurity guidance, along with observations from recent cybersecurity assessments. These assessments were conducted with the goal of identifying gaps in the regulators’ examination procedures and training that can be used to strengthen the oversight of cybersecurity readiness. If, as a result of the Executive Order, or otherwise, our regulators were to recommend guidance that required us to further implement cyber security infrastructure, we could incur additional costs.

We are subject to extensive regulation in the conduct of our business operations, which could materially and adversely affect us.

The banking industry is heavily regulated by several governmental agencies. Banking regulations are primarily intended to protect depositors, deposit insurance funds and the banking system as a whole, and not shareholders and other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which banks may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Under the Federal Reserve guidelines, every bank holding company must serve as a “source of strength” for each of their bank subsidiaries. Currently, BankCap Partners is deemed a bank holding company for ACB, an Atlanta, Georgia-based bank, and the Bank. The position of BankCap Partners as a source of strength to other depository institutions may limit its ability to serve as a source of strength for the Bank and could adversely affect the Bank’s ability to access resources of BankCap Partners. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary, if the agency determines that divestiture may aid the depository institution’s financial condition.

The Bank may be obligated to provide financial assistance to any other financial institution as to which BankCap Partners is deemed to be a bank holding company.

A bank for which BankCap Partners is deemed to be a bank holding company may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. In addition, the FDICIA requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to ACB. Any financial assistance that the Bank is required to provide would reduce our capital and could materially and adversely affect us.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, current and potential shareholders may lose confidence in our financial reporting and disclosures and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. While our management’s assessment included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 did not identify any material weaknesses, we cannot guarantee that we will not have any material weaknesses identified by our management or our independent registered public accounting firm in the future.

The Dodd-Frank Act includes a provision to permanently exempt non-accelerated filers from complying with the requirements of Section 404(b), which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Since we were a non-accelerated filer as of June 30, 2015 (the last day of our most recently completed second quarter), we are not required to comply with the requirements of Section 404(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. However, if the market value of our common stock held by non-affiliates equals $75 million or more as of the end of the last day of our most recently completed second quarter, we will be required to provide an attestation report from our independent registered public accounting firm on our internal controls over financial reporting (“ICFR”) in our Annual Report on Form 10-K for the year in which we equal or exceed the $75 million threshold. Additionally, in accordance with FDICIA, we will be required to provide an attestation report from our independent registered public accounting firm on our ICFR when our total assets as of the beginning of our fiscal year are $1 billion or more.

Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to comply with these requirements in a timely manner, or if our management or independent registered public accounting firm expresses a qualified or otherwise negative opinion on the effectiveness of our ICFR, we could be subject to regulatory scrutiny and a loss of confidence in our ICFR. In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could materially and adversely affect us.

The accuracy of our financial statements and related disclosures could be affected if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of our allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the application of acquisition accounting principles relating to mergers and acquisitions. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events could have a material impact on the accuracy of our consolidated financial statements and related disclosures, and ultimately negatively affect our net income.

The market value of our investments may decline, which could cause a decline in our shareholders’ equity and negatively affect our results of operations.

We have designated a portion of our investment portfolio as securities available for sale pursuant to applicable accounting standards relating to accounting for investments. These standards require that unrealized gains and losses in the estimated fair value of the available-for-sale investment securities portfolio be reflected as a separate item in shareholders’ equity, net of tax, as accumulated other comprehensive income. As of December 31, 2015, we had $130.9 million, or 12.6% of our total assets, in securities available for sale at fair value. Shareholders’ equity reflects the unrealized gains and losses, net of tax, of these investments. A portion of our investment portfolio is designated as securities held to maturity pursuant to applicable accounting standards. As of December 31, 2015, we had $9.3 million in held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost; any unrealized gains or losses in our held-to-maturity securities do not result in an adjustment to our shareholders’ equity. Management believes that several factors will affect the market values of our investment securities portfolio. These include changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, the slope of the interest rate yield curve (i.e., the differences between shorter-term and longer-term interest rates), and reduced investor demand. The decline in the market value of our available-for-sale investment securities portfolio results in a corresponding decline in shareholders’ equity. Lower market values for our available-for-sale and held-to-maturity securities may result in recognition of an other-than-temporary impairment charge to our net income, thus also reducing our shareholders’ equity.

We do not intend to pay dividends on our common stock in the foreseeable future, and we may never pay, or legally be able to pay, dividends.

We have not paid any dividends on our common stock since our inception, and we presently do not intend to pay any dividends on common stock in the foreseeable future. We are a bank holding company that conducts substantially all of our operations through the Bank. As a result, our ability to make dividend payments on our common stock will depend primarily up the receipt of dividends and other distributions from the Bank. The company and the Bank are limited in the amount of dividends that they may pay pursuant to state and federal laws and regulations. See “Item 1—Our Business—Supervision and Regulation—Payment of Cash Dividends.” During 2014, we entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million, which was amended in 2015 to, among other things, increase this maximum available amount to $17 million. The outstanding principal amount of our senior term loan facility was $11.1 million as of December 31, 2015. This agreement imposes restrictions on the ability of the company and the Bank to pay dividends while any event of default exists. In 2015, we issued and sold our Subordinated Notes in the amount of $8.5 million. The terms of the Subordinated Notes restrict the company from paying any dividends while an event of default exists and from paying cash dividends if certain regulatory capital ratios are below prescribed levels. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never legally be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

BankCap Partners owns a significant number of shares of our common stock, which will enable it to influence the vote on all matters submitted to a vote of our shareholders.

As of December 31, 2015, BankCap Partners beneficially owned 3,671,500 shares of our common stock (including warrants to purchase 391,500 shares of our common stock at an exercise price of $11.49 per share, all of which warrants are currently exercisable), representing a 27.4% beneficial ownership of the outstanding shares of our common stock.

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

Accordingly, BankCap Partners, through its beneficial ownership of our common stock and board rights, will be able to participate in matters that come before our board of directors and influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to the amended and restated articles of incorporation or amended and restated bylaws, mergers or other business combination transactions, and certain sales of assets outside the usual and regular course of business. The interests of BankCap Partners may not coincide with the interests of our other shareholders, and BankCap Partners could take actions that advance their own interests to the detriment of our other shareholders.

Item 2—Properties

The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2015:

Office Location	Owned or Leased	Lease Terms	Square Feet

One James Center (Branch and Headquarters) 901 E. Cary Street, Suite 1700 Richmond, VA 23219	Leased	Term expires June 30, 2019, with one option to extend for a three-year period	16,131

Boulders Branch and Operations Center 1011 Boulder Spring Drive, Suite 410 Richmond, VA 23225	Leased	Term expires March 31, 2017, with one option to extend for a three-year period	10,592

Dulles Branch and Herndon Office 2325 Dulles Corner Boulevard Herndon, VA 20171	Leased	Term expires September 30, 2023, with one option to extend for a five-year period	10,863

North Suffolk Branch 3535 Bridge Road Suffolk, VA 23435	Owned		12,255

Plaza Branch 1000 N. Main Street Suffolk, VA 23434	Leased	Term expires January 31, 2019, with automatic five-year renewals	2,512

Bosley Branch 100 Bosley Avenue Suffolk, VA 23434	Owned		2,596

Courthouse Branch 6720 Sutton Road Gloucester, VA 23061	Owned		4,040

York River Branch 1553 George Washington Memorial Highway Gloucester Point, VA 23062	Owned		11,292

Loan Production Office 12350 Jefferson Avenue, Suite 150 Newport News, VA 23602	Leased	Term expires July 31, 2020, with one option to renew for a three-year period	2,146

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs. We also believe adequate properties are available for lease when our existing leases terminate.

Item 3—Legal Proceedings

From time to time, we and the Bank are party, either as a defendant or plaintiff, to lawsuits in the normal course of our business. While any litigation involves an element of uncertainty, management is of the opinion that the liability, if any, resulting from pending legal proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations. Management believes there is no pending or threatened legal proceedings as of December 31, 2015.

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “XBKS.” As of February 29, 2016, we had 13,089,756 shares of common stock issued and outstanding and approximately 1,282 record holders. The following table sets forth the high and low sales price for our common stock on The NASDAQ Capital Market during the periods indicated.

	2015		2014
Quarter	High	Low	High	Low
First	$6.94	$5.98	$6.20	$5.61
Second	6.24	5.84	6.45	5.90
Third	7.00	5.98	6.76	6.11
Fourth	7.49	5.90	6.66	6.09

Issuer Purchases of Equity Securities

In July 2013, the company’s board of directors approved a share repurchase program under which the company may purchase in the open market or otherwise up to 210,000 shares of its outstanding common stock. There is no guarantee as to the number of shares that will be repurchased by the company, and the program can be discontinued at any time.

The following table presents monthly stock repurchases during the fourth quarter of 2015. All purchases were made using available cash resources and occurred in the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2015 - October 31, 2015	600	$6.40	600	104,470
November 1, 2015 - November 30, 2015	—	$—	—	104,470
December 1, 2015 - December 31, 2015	—	$—	—	104,470

Total	600	$6.40	600

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Issuances and Repurchases of Stock” for additional information.

Dividend Policy

We have not paid dividends on our common stock since our inception, and we presently do not intend to pay any dividends on our common stock in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders of common stock pursuant to state and federal laws and regulations. See “Item 1—Business—Supervision and Regulation—Payment of Cash Dividends.” The terms of our Subordinated Notes and the terms of our unsecured senior term loan, discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings,” also impose limits on our ability to pay dividends. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders of common stock. Accordingly, we may never be able to pay dividends to our shareholders of common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

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

Overview

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Federal Reserve Bank. The Bank is a full-service, locally-managed commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are focused geographically on the Richmond and Hampton Roads, Virginia and Greater Washington, D.C. metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Herndon, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. We also operate a loan production office in Newport News, Virginia. We acquired the three branches located in Suffolk in the merger of Xenith Corporation with and into First Bankshares, the parent company of its wholly-owned subsidiary SuffolkFirst Bank, which is further discussed below. We acquired the two branches in Gloucester and the loan production office in the merger of CVB with and into Xenith Bank on June 30, 2014, which is also further discussed below.

As of December 31, 2015, we had total assets of $1.04 billion, total loans, net of our allowance for loan and lease losses, of $772.2 million, total deposits of $889.0 million and shareholders’ equity of $102.7 million.

Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial loans, commercial and residential real estate loans, and select consumer loans. We also offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, Internet and mobile banking, and bill pay service. We do not engage in any activities other than banking activities.

On June 26, 2015, we issued and sold $8.5 million in aggregate principal amount of our 6.75% subordinated notes due 2025. The Subordinated Notes qualify as Tier 2 capital for the company and are redeemable by us no earlier than June 26, 2020, except upon the occurrence of certain events, including their disqualification as Tier 2 capital, as a result of a change in interpretation or application of law or regulation.

On June 30, 2015, we completed the redemption of all of the outstanding 8,381 shares of our SBLF Preferred Stock that we had issued and sold to the U.S. Treasury pursuant to the Small Business Lending Fund program, at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption.

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, gains or losses on the sale of securities, earnings on investment in bank owned life insurance and other miscellaneous income. Deposits, FHLB borrowed funds, borrowed funds from other sources and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average common equity (“ROAE”), average common equity to average assets and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following table presents selected financial performance measures, as of the dates stated:

	For the Years Ended December 31,
	2015	2014
Net interest margin (1)	3.31%	3.52%
Return on average assets (2)	0.42%	0.16%
Return on average common equity (3)	4.19%	1.46%
Average common equity to average assets (4)	9.99%	10.81%
Efficiency ratio (5)	74%	81%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields, and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Average common equity to average assets is average common shareholders’ equity divided by average total assets. Average common shareholders’ equity is average total shareholders’ equity less preferred stock. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(5)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Pending Merger of Xenith Bankshares and Hampton Roads Bankshares, Inc.

On February 10, 2016, we announced, in a joint press release with Hampton Roads Bankshares, that the companies have entered into the Merger Agreement. Under the terms of the Merger Agreement, our shareholders will receive 4.4 shares of Hampton Roads Bankshares’ common stock for each share of our common stock. Upon the completion of the HRB Merger, Hampton Roads Bankshares shareholders and our shareholders will own approximately 74% and 26%, respectively, of the shares in the combined company and its board of directors will consist of 13 persons, 8 from Hampton Roads Bankshares and 5 from Xenith Bankshares. Immediately following the completion of the HRB Merger, the Bank will merge with and into Hampton Roads Bankshares’ wholly-owned subsidiary bank, Bank of Hampton Roads. The combined company will adopt the Xenith Bankshares name for the holding company and the Xenith Bank name for the combined bank and will be headquartered in Richmond, Virginia. T. Gaylon Layfield, III, our current President and Chief Executive Officer, will become Chief Executive Officer of the combined company. The completion of the HRB Merger is expected to occur in the third quarter of 2016 and is subject to regulatory approvals, including the approval of the Federal Reserve Board and the Bureau of Financial Institutions of the Commonwealth of Virginia, and the approval of the shareholders of both companies, as well as customary closing conditions. Upon the completion of the HRB Merger, the combined company, with pro forma assets of approximately $2.9 billion and combined deposits of approximately $2.5 billion as of December 31, 2015, will be the fifth largest community bank by deposits in the Commonwealth of Virginia.

Mergers and Acquisitions

On December 22, 2009, First Bankshares and Xenith Corporation, a Virginia corporation, completed the First Bankshares Merger in which Xenith Corporation was merged with and into First Bankshares, with First Bankshares being the surviving entity in the merger. First Bankshares was incorporated in Virginia on March 4, 2008, and was the holding company for SuffolkFirst Bank, a community bank founded in the City of Suffolk, Virginia in 2002. At the effective time of the First Bankshares Merger, First Bankshares changed its name to Xenith Bankshares, Inc., and SuffolkFirst Bank changed its name to Xenith Bank.

Prior to the completion of the First Bankshares Merger on December 22, 2009, Xenith Corporation (formerly Xenith Bank [In Organization]) had no banking charter, did not engage in any banking business, and had no substantial operations. Although the First Bankshares Merger was structured as a merger of Xenith Corporation with and into First Bankshares with First Bankshares being the surviving entity for legal purposes, Xenith Corporation was treated as the acquirer for accounting purposes.

On June 30, 2014, the company completed the CVB Acquisition in which CVB merged with and into the Bank, with the Bank being the surviving bank. At the effective time of the CVB Acquisition, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. Remaining fractional shares were exchanged for cash equal to $6.40 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, an aggregate of 1,618,186 shares of Xenith Bankshares common stock was issued and $658 in cash was paid to the former shareholders of CVB in exchange for their shares of CVB common stock. Options to purchase shares of CVB common stock outstanding at the effective time of the CVB Acquisition were converted into options to purchase shares of Xenith

Bankshares common stock based on the Exchange Ratio. Based on the Exchange Ratio, an aggregate of 39,004 options to purchase shares of CVB common stock were converted into an aggregate of 103,355 options to purchase shares of Xenith Bankshares common stock. Pursuant to the CVB Acquisition, we acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits.

Effective on July 29, 2011, we completed the Paragon Transaction, in which we acquired select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office of Paragon and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the branch office.

Also effective on July 29, 2011, we completed the VBB Acquisition, in which we acquired substantially all of the assets, including all loans, and assumed certain liabilities, including all deposits, of VBB located in Richmond, Virginia, which was closed on July 29, 2011 by the Virginia State Corporation Commission. The FDIC acted as receiver of VBB. The Bank acquired total assets of $92.9 million, including $70.9 million in loans, and assumed liabilities of $86.9 million, including $77.5 million in deposits. Under the terms of the VBB Acquisition Agreement, the Bank received a discount of $23.8 million on the net assets and did not pay a deposit premium. The VBB Acquisition was completed without any shared-loss agreement with the FDIC.

Issuances and Repurchases of Stock

In June 2015, we completed the redemption of all outstanding 8,381 shares ($8.4 million) of the SBLF Preferred Stock. Substantially all of the net proceeds from the issuance of our Subordinated Notes were used to fund the redemption. During 2015, our dividend on the SBLF Preferred Stock was $42 thousand.

In September 2014, we issued and sold in a private placement an aggregate of 880,000 shares of our common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million. A significant portion of the proceeds of the sale of our common stock were contributed to the Bank as equity.

In July 2013, our board of directors authorized a share repurchase program under which we may repurchase in the open market or otherwise up to 210,000 shares of outstanding common stock. There is no guarantee as to the number of shares that will be repurchased, and the program can be discontinued at any time. During 2015, we purchased 11,200 shares of our common stock at an average price of $6.36.

In April 2011, we issued and sold 4.6 million shares of our common stock at a public offering price of $4.25 per share pursuant to an effective registration statement filed with the SEC. Net proceeds, after the underwriters’ discount and expenses, were $17.7 million.

Industry Conditions

The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for December 2015 was reported at 5.0%, a decline from 5.6% in December 2014. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the December 2015 unemployment rate was 5.2%, down from 5.5% at the end of 2014. More specifically, the unemployment rate in Virginia in December 2015 was 4.2%, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the twelve months ended December 2015, all industry sectors in the Fifth District expanded.

The Federal Open Market Committee (the “FOMC”) stated in a January 27, 2016 release that labor market conditions continue to improve even as economic growth slowed late last year (2015). The FOMC stated household spending and business fixed investment have been increasing at moderate rates in recent months, and the housing sector has improved further; however, net exports have been soft and inventory investment slowed.

The FOMC reaffirmed its view that the current  1⁄4 to  1⁄2 % target range for the federal funds rate remains appropriate given the economic outlook and their current stance of monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to the FOMC’s long-run objective of 2% inflation. Further, the FOMC stated that it is closely monitoring global economic and financial developments and is assessing their implications for the labor market and inflation, and for the balance of risks to the outlook.

Low interest rates and intense competition have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We have seen a particularly sharp increase in competition in the Richmond, Virginia market over the last few years, as new banks have entered this market. Though our commercial real estate business continues to show strong growth in both the Greater Washington and Richmond markets, our commercial and industrial lending business has grown at a slower pace. We anticipate intense competition in our markets until demand and supply are more balanced.

Outlook

In spite of industry and market conditions, we believe we are well positioned to effectively compete in our target markets. We will benefit from (1) our team of skilled bankers, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team. We intend to continue to execute our business strategy by focusing on developing long-term relationships with our target customer base through a team of bankers with significant experience in our target markets, and by executing strategically advantageous combinations.

Intense competition for quality loans, the prolonged low interest rate environment, and increased cost of regulation has put pressure on banks, including the Bank. We remain firm in applying our established credit underwriting practices, providing exceptional customer service, and offering competitive treasury services products, as well as continually monitoring our expenses.

Our pending merger with Hampton Roads Bankshares will provide for a greater pro forma capital base, thus, we believe, allowing us to leverage our C&I and CRE loan focus in all of our target markets.

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

We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe our most critical accounting policy relates to our allowance for loan and lease losses, which reflects the estimated losses in the event of borrower default. An additional accounting policy that we deem critical using these criteria is our accounting methods with respect to purchased credit-impaired loans,which are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Yield and impairment for purchased credit-impaired loans is based on management’s estimate of probable future cash flows, which are re-estimated on a periodic basis.

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

We determine the allowance for loan and lease losses based on a periodic evaluation of our loan portfolio. This evaluation is a combination of quantitative and qualitative analysis. Quantitative factors include loss history for similar types of loans that we originate in our portfolio. We also consider qualitative factors, such as general economic conditions, nationally and in our target markets, as well as threats of outlier events, such as the unexpected deterioration of a significant borrower. These quantitative and qualitative factors are estimates and may be subject to significant change. Increases to our allowance for loan and lease losses are made by charges to the provision for loan and lease losses, which is reflected in our consolidated statements of income. Loans deemed to be uncollectible, in full or in part, are charged against our allowance for loan and lease losses at the time of determination, and recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses.

In assessing the adequacy of our allowance for loan and lease losses as of the end of a reporting period, we also evaluate our loan risk ratings. Each loan is assigned two “risk ratings” at origination. One risk rating is based on our assessment of our borrower’s financial capacity, and the other is based on the type of collateral and estimated loan to value. Our assigned risk ratings generally determine the quantitative factors used in the calculation of our allowance for loan and lease losses. In addition to our assessment of risk ratings, we also consider internal observable data related to trends within the loan portfolio, such as concentrations, aging of the portfolio, changes to our policies and procedures, and external observable data, such as industry and general economic trends.

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

In evaluating our acquired guaranteed student loans, our allowance for loan and lease losses is based on historical and expected default rates for these and similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guarantee. We charge off that portion of our student loan carrying value that is not guaranteed, greater than 120 days past due, and is expected to ultimately default. Guaranteed student loans that are past due continue to accrue interest as to the guaranteed portion, as interest is paid under the guarantee to the time the claim, if any, is paid.

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

Management believes that our allowance for loan and lease losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic and other conditions differ substantially from the assumptions used.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value less costs of disposal at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and, if required, a reserve is established to reflect the net carrying value of the asset at the lower of the then existing carrying value or the fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of OREO are included in our consolidated statements of income.

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

The following table presents the allocation of the consideration paid in the CVB Acquisition to the acquired assets and assumed liabilities of CVB as of the acquisition date, which was June 30, 2014. The allocation resulted in a bargain purchase gain of $42 thousand.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. Fair value, for this purpose, is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Our recorded goodwill as of December 31, 2015 was $13.0 million, all of which resulted from the First Bankshares Merger. Management has concluded that none of its recorded goodwill was impaired as of the most recent testing date, which was October 31, 2015. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent core deposit intangibles, are amortized over their estimated useful life. Our core deposit intangibles were acquired in the First Bankshares Merger, the Paragon Transaction and the CVB Acquisition and are being amortized on a straight-line basis over 10 years. No events have occurred since December 31, 2015 that would indicate impairment in the carrying amounts of intangibles.

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

Deferred tax assets are evaluated for recoverability, and a valuation allowance is provided unless it is more likely than not that these tax benefits will be realized. This determination requires us to evaluate both historical and future factors and to conclude as to the likelihood that our deferred tax assets will be utilized in the future. Management has concluded that, as of December 31, 2015, no valuation allowance is required on our deferred tax asset. Changes in factors in future periods could require us to record a valuation allowance on all or a portion of our deferred tax asset in these periods.

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

Results of Operations

Net Income

For the year ended December 31, 2015, we reported net income of $4.2 million compared to net income of $1.3 million for the year ended December 31, 2014. Income before income tax expense for 2015 was $5.6 million compared to income before income tax expense of $2.1 million for 2014. Income before income tax expense in 2014 included $1.3 million of expenses related to the CVB Acquisition.

The following table presents net income and earnings per common share information for the periods stated:

	For the Years Ended December 31,
	2015	2014
Net income	$4,183	$1,282

Preferred stock dividend	(42)	(84)

Net income available to common shareholders	$4,141	$1,198

Earnings per common share, basic	$0.32	$0.10

Earnings per common share, diluted	$0.31	$0.10

Net Interest Income

For the year ended December 31, 2015, net interest income was $30.4 million compared to $26.6 million for the year ended December 31, 2014. Interest income in 2015 increased to $36.8 million in 2015, from $31.2 million in 2014, primarily due to higher average balances of loans held for investment and higher average balances and yields on securities, partially offset by lower yields on loans. Interest expense increased to $6.5 million in 2015, from $4.6 million in 2014, primarily due to higher average balances and costs of money market deposits and borrowed funds, partially offset by lower costs of time deposits. Costs of money market deposits increased due to promotions offered in select markets, and higher costs of borrowings are due to the costs of our Subordinated Notes and senior term loan, which are further discussed below in “—Financial Condition—Borrowings.”

As presented in the table below, net interest margin decreased 21 basis points to 3.31% for the year ended December 31, 2015 from 3.52% for the year ended December 31, 2014. Average interest-earning assets increased $173.3 million, while related interest income increased $5.7 million, for the year ended December 31, 2015 compared to the year ended 2014. Average interest-bearing liabilities increased $141.6 million, while related interest expense increased $1.9 million, for the year ended December 31, 2015 compared to the year ended 2014. Yields on interest-earning assets declined 12 basis points to 4.01% for the year ended December 31, 2015 compared to the year ended 2014, and costs of interest-bearing liabilities increased 11 basis points to 0.88% for 2015. Average assets and liabilities in the 2015 period included a full year of those acquired and assumed in the CVB Acquisition, while in the 2014 period average balances included CVB assets and liabilities from the effective date of the merger, June 30, 2014. Our asset yields and net interest margin were negatively impacted by the continued low interest rate environment and competitive pressures for attractive lending opportunities. Higher accretion from our purchased loans, further discussed below, in 2015 compared to 2014 partially offset these margin pressures. Average interest-earning assets as a percentage of total average assets were 93.1% and 93.0%, respectively, for the years ended December 31, 2015 and 2014.

Our loan portfolios acquired in the First Bankshares Merger, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition were discounted to estimated fair values (for expected credit losses and for interest rates) immediately following the merger and the acquisitions, as applicable. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair values is being recognized (accreted) into interest income over the remaining life of the loans or the period of estimated cash flows. Amounts received in excess of the carrying value of loans accounted for on cost recovery are accreted into interest income at the time of recovery. Loan discount accretion for the years ended December 31, 2015 and 2014 was $2.2 million and $1.9 million, respectively.

For the year ended December 31, 2014, net interest income was $26.6 million compared to $22.1 million for the year ended December 31, 2013. Interest income in 2014 increased to $31.2 million in 2014, from $25.6 million in 2013, primarily due to higher average balances of loans held for investment, partially reduced by lower yields on these loans. Interest expense increased to $4.6 million in 2014, from $3.5 million in 2013, primarily due to higher average balances of deposits and borrowed funds, partially reduced by lower costs of deposits. Average balances include the addition of CVB for the period from June 30, 2014.

As presented in the table below, net interest margin decreased 37 basis points to 3.52% for the year ended December 31, 2014 from 3.89% for the year ended December 31, 2013. Loan discount accretion for the years ended December 31, 2014 and 2013 was $1.9 million and $2.6 million, respectively. Average interest-earning assets increased $186.7 million, while related interest income increased $5.6 million, for the year ended December 31, 2014 compared to the year ended 2013. Average interest-bearing liabilities increased $168.1 million, while related interest expense increased $1.1 million, for the year ended December 31, 2014 compared to the year ended 2013. Yields on interest-earning assets declined 37 basis points to 4.13% for the year ended December 31, 2014 compared to the year ended 2013, and costs of interest-bearing liabilities decreased 4 basis points to 0.77% for 2014. Our asset yields and net interest margin were negatively impacted by the continued low interest rate environment and competitive pressures for attractive lending opportunities and lower loan discount accretion in the 2014 period compared to the 2013 period. Average interest-earning assets as a percentage of total average assets were 93.0% and 93.8%, respectively, for the years ended December 31, 2014 and 2013.

The following table presents the impact of purchase accounting adjustments on our net interest margin for the periods stated:

	For the Years Ended December 31,
	2015	2014	2013
Net interest margin	3.31%	3.52%	3.89%
Purchase accounting adjustments impact (1)	0.24%	0.26%	0.47%
Net interest margin excluding the impact of purchase accounting adjustments	3.07%	3.26%	3.42%

(1)	Purchase accounting adjustments for the years ended December 31, 2015 and December 31, 2014, include both accretion of discounts on acquired loans and an adjustment for interest rates on acquired time deposits. For the year ended December 31, 2013, purchase accounting adjustments include only accretion of discounts on acquired loans.

The following tables provide a detailed analysis of the average yields and rates on average interest-earning assets and average interest-bearing liabilities for the periods stated:

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Years Ended December 31,
							2015 vs. 2014
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (9)		Increase	Change due to (2)
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$25,286	$14,702	0.30%	0.24%	$75	$36	$39	$9	$30
Interest-earning deposits	36,268	18,064	0.31%	0.28%	112	50	62	6	56
Investments	108,490	78,489	3.02%	2.30%	3,279	1,804	1,475	666	809
Guaranteed student loans, gross	64,848	89,934	3.40%	3.26%	2,207	2,929	(722)	127	(849)
Loans held for investment, gross (3)	695,246	555,621	4.55%	4.75%	31,610	26,409	5,201	(1,191)	6,392

Total interest-earning assets	930,138	756,810	4.01%	4.13%	37,283	31,228	6,055	(383)	6,438

Allowance for loan and lease losses	(6,828)	(5,806)
Noninterest-earning assets:
Cash and due from banks	16,200	15,029
Premises and fixed assets	7,820	6,579
Other assets	51,922	40,913

Total noninterest-earning assets	75,942	62,521

Total assets	$999,252	$813,525

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$78,576	$40,240	0.51%	0.31%	$401	$126	$275	$109	$166
Savings and money market deposits	304,043	263,462	0.74%	0.64%	2,263	1,691	572	291	281
Time deposits	320,144	267,002	0.83%	0.86%	2,663	2,284	379	(65)	444
Federal funds purchased and borrowed funds	36,300	26,737	3.18%	1.89%	1,153	506	647	424	223

Total interest-bearing liabilities	739,063	597,441	0.88%	0.77%	6,480	4,607	1,873	759	1,114

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Years Ended December 31,
							2015 vs. 2014
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (9)		Increase	Change due to (2)
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	148,640	114,796
Other liabilities	7,553	4,970

Total noninterest-bearing liabilities	156,193	119,766

Shareholders’ equity	103,996	96,318

Total liabilities and shareholders’ equity	$999,252	$813,525

Interest rate spread (4)			3.13%	3.36%
Net interest income (5)					$30,803	$26,621	$4,182	$(1,142)	$5,324

Net interest margin (6)			3.31%	3.52%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2015 and 2014 includes $2,222 thousand and $1,922 thousand, respectively, in accretion related to acquired loans.
(9)	Interest expense on time deposits in 2015 and 2014 includes a reduction of $58 thousand and $38 thousand, respectively, related to fair value adjustments recorded pursuant to the CVB Acquisition.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Years Ended December 31,
							2014 vs. 2013
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (10)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$14,702	$5,624	0.24%	0.22%	$36	$12	$24	$1	$23
Interest-earning deposits	18,064	37,972	0.28%	0.26%	50	100	(50)	5	(55)
Investments	78,489	69,346	2.30%	2.10%	1,804	1,454	350	148	202
Guaranteed student loans, gross	89,934	17,039	3.26%	3.09%	2,929	527	2,402	30	2,372
Loans held for investment, gross (3) (9)	555,621	440,108	4.75%	5.35%	26,409	23,547	2,862	(2,835)	5,697

Total interest-earning assets	756,810	570,089	4.13%	4.50%	31,228	25,640	5,588	(2,651)	8,239

Allowance for loan and lease losses	(5,806)	(4,570)
Noninterest-earning assets:
Cash and due from banks	15,029	8,819
Premises and fixed assets	6,579	5,304
Other assets	40,913	28,428

Total noninterest-earning assets	62,521	42,551

Total assets	$813,525	$608,070

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Years Ended December 31,
							2014 vs. 2013
	Average Balances (1)		Yield / Rate		Income / Expense (7) (8) (10)		Increase	Change due to (2)
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$40,240	$25,478	0.31%	0.20%	$126	$52	$74	$36	$38
Savings and money market deposits	263,462	230,167	0.64%	0.57%	1,691	1,316	375	172	203
Time deposits	267,002	152,864	0.86%	1.14%	2,284	1,744	540	(518)	1,058
Federal funds purchased and borrowed funds	26,737	20,861	1.89%	1.79%	506	374	132	22	110

Total interest-bearing liabilities	597,441	429,370	0.77%	0.81%	4,607	3,486	1,121	(288)	1,409

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	114,796	88,254
Other liabilities	4,970	2,451

Total noninterest-bearing liabilities	119,766	90,705

Shareholders’ equity	96,318	87,995

Total liabilities and shareholders’ equity	$813,525	$608,070

Interest rate spread (4)			3.36%	3.69%
Net interest income (5)					$26,621	$22,154	$4,467	$(2,363)	$6,830

Net interest margin (6)			3.52%	3.89%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2014 and 2013 includes $1,922 thousand and $2,644 thousand, respectively, in accretion related to acquired loans.
(9)	Balances previously reported as loans held for sale have been reclassified as loans held for investment, gross.
(10)	Interest expense on time deposits in 2014 includes a reduction of $38 thousand related to fair value adjustments recorded pursuant to the CVB Acquisition.

Provision for Loan and Lease Losses

The following table presents our provision for loan and lease losses and the dollar and percentage change for the periods stated:

	For the Years Ended December 31,
(in thousands)	2015	2014	$ Change	% Change
Provision for loan and lease losses	$2,599	$3,220	$621	19%

Higher provision expense in 2014 was primarily due to amounts recorded for guaranteed student loans. Provision for loan and lease losses related to our guaranteed student loan portfolio was $861 thousand in 2015 compared to $1.8 million in 2014. In the second half of 2014, we increased and accelerated anticipated provision expense due to higher expected losses and the requirement to charge-off that portion of unguaranteed balances greater than 120 days past due with a high probability of default.

Noninterest Income

The following table presents noninterest income and the dollar and percentage change for the periods stated:

(in thousands)	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Noninterest income
Service charges on deposit accounts	$618	$603	$15	2%
Net loss on sale and write-down of other real estate owned and other collateral	(95)	(31)	(64)	-207%
Gain on sales of securities	58	428	(370)	-86%
Bargain purchase gain	—	42	(42)	-100%
Loss on the write-down of equipment and other assets	(19)	(23)	4	15%
Increase in cash surrender value of bank owned life insurance	497	363	134	37%
Other	330	297	33	11%

Total noninterest income	$1,389	$1,679	$(290)	-17%

Lower noninterest income in the 2015 period was primarily due to lower gains on sales of securities and a write-down and loss on the sale of an OREO property, acquired as part of the CVB Acquisition. These items were partially offset by higher earnings from bank owned life insurance (“BOLI”), due to additional investment in the second quarter of 2015 and BOLI acquired in the CVB Acquisition.

Noninterest Expense

The following table presents noninterest expense and the dollar and percentage change for the periods stated:

(in thousands)	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Noninterest expense
Compensation and benefits	$12,979	$12,497	$(482)	-4%
Occupancy	1,623	1,574	(49)	-3%
FDIC insurance	719	495	(224)	-45%
Bank franchise taxes	984	912	(72)	-8%
Technology	2,249	2,296	47	2%
Communications	388	356	(32)	-9%
Insurance	373	339	(34)	-10%
Professional fees	1,191	1,597	406	25%
Amortization of intangible assets	458	411	(47)	-11%
Guaranteed student loan servicing	446	595	149	25%
Other	2,104	1,898	(206)	-11%

Total noninterest expense	$23,514	$22,970	$(544)	-2%

Higher noninterest expense in the 2015 period was primarily due to higher compensation and benefits, higher FDIC insurance and higher other expense, partially offset by lower professional fees. Higher compensation and benefits in the 2015 period is primarily the result of the addition of relationship managers (and supporting personnel) and the addition of regulatory compliance personnel. Higher FDIC insurance in 2015 was due to higher asset levels, and higher other expense was due to costs associated with the resolution of loans. Noninterest expense in the 2014 period included $1.3 million of costs related to the CVB Acquisition, of which $318 thousand were recorded in compensation and benefits for displaced employees, $533 thousand were recorded in professional fees, and $345 thousand were recorded in technology expenses. Noninterest expense in 2015 included professional fees and technology expenses related to the renegotiation of our core processor servicing agreement.

Income Taxes

The following table presents income tax expense and the dollar and percentage change for the periods stated:

	For the Years Ended December 31,
(in thousands)	2015	2014	$ Change	% Change
Income tax expense	$1,454	$786	$(668)	-85%

Higher Income tax expense in the 2015 period is due to higher income before taxes, partially offset by a lower effective tax rate for the year ended December 31, 2015 (26%) compared to December 31, 2014 (38%). The effective tax rate in 2015 reflects the benefit of increased tax-exempt income from municipal securities and increased balances of BOLI, the earnings from which are tax-exempt, while the effective tax rate in the 2014 period reflects the non-deductibility of a portion of the transaction costs incurred in the CVB Acquisition.

Financial Condition

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$8,026	$7,947	7.75	2.43%
Municipals - fixed rate
- Tax exempt	68,025	69,054	9.01	3.96%
- Taxable	10,071	10,002	6.48	2.90%
Collateralized mortgage obligations - fixed rate	7,872	7,830	4.13	2.32%
CMBS - fixed rate	36,712	36,030	6.65	2.27%

Total securities available for sale	130,706	130,863	7.80	3.22%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,270	9,769	6.85	3.39%

Total securities held to maturity	9,270	9,769	6.85	3.39%

Total securities	$139,976	$140,632	6.65	3.21%

	December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$11,543	5.31	2.19%
- Variable rate	4,136	4,239	6.91	1.68%
Municipals - fixed rate
- Taxable	847	848	4.34	1.83%
- Tax exempt	37,825	37,747	8.77	4.04%
Collateralized mortgage obligations - fixed rate	9,974	9,964	3.72	2.04%

Total securities available for sale	64,295	64,341	7.19	3.21%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	9,683	8.23	3.40%

Total securities held to maturity	9,279	9,683	8.23	3.40%

Total securities	$73,574	$74,024	7.24	3.24%

	December 31, 2013
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$45,693	$45,337	4.54	2.09%
- Variable rate	4,903	4,852	4.20	1.68%
Municipals - fixed rate
- Taxable	9,810	8,970	9.23	2.71%
- Tax exempt	1,634	1,573	8.12	2.95%
Collateralized mortgage obligations - fixed rate	8,940	8,453	4.01	2.18%

Total securities available for sale	$70,980	$69,185	5.16	2.17%

Beginning in late 2014, we transitioned our securities portfolio to include a higher level of municipal securities, increasing both the weighted average life and weighted average yield of the portfolio.

The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	December 31, 2015
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities - fixed rate	$—	—%	$992	2.44%	$5,282	2.22%	$1,673	3.06%	$7,947	2.43%
Commercial mortgage-backed securities - fixed rate	—	—	—	—	36,030	2.27%	—	—	36,030	2.27%
Municipals - fixed rate
Taxable	—	—	842	1.85%	9,160	2.99%	—	—	10,002	2.90%
Tax exempt	—	—	—	—	3,777	2.96%	65,277	3.96%	69,054	3.90%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	7,830	2.32%	7,830	2.32%

Total securities available for sale	—		1,834		54,249		74,780		130,863	3.19%

Securities held to maturity:
Municipals - fixed rate	—	—	—	—	9,769	3.39%	—	—	9,769	3.39%

Total securities held to maturity	—		—		9,769		—		9,769

Total securities	$—	—%	$1,834	2.17%	$64,018	2.58%	$74,780	3.77%	$140,632	3.21%

Loans

The following table presents our loan portfolio, by loan category and percentage to total loans for loans held for investment, as of the dates stated:

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$370,612	47.6%	$359,243	47.9%	$249,687	46.1%	$284,747	61.3%	$168,417	51.7%
Commercial real estate	302,814	38.8%	267,489	35.6%	172,711	31.9%	150,796	32.4%	126,525	38.8%
Residential real estate	36,190	4.6%	40,859	5.4%	22,004	4.1%	24,291	5.2%	25,847	7.9%
Consumer	12,577	1.6%	11,456	1.5%	3,191	0.6%	4,886	1.1%	5,285	1.6%
Guaranteed student loans	57,308	7.4%	71,780	9.6%	94,028	17.3%	—	0.0%	—	0.0%
Overdrafts	27	0.0%	46	0.0%	184	0.0%	28	0.0%	65	0.0%

Loans held for investment	779,528	100.0%	750,873	100.0%	541,805	100.0%	464,748	100.0%	326,139	100.0%
Allowance for loan and lease losses	(7,350)		(6,247)		(5,305)		(4,875)		(4,280)

Loans held for investment, net of allowance	$772,178		$744,626		$536,500		$459,873		$321,859

The following tables provide the maturity analysis of our loan portfolio as of the dates presented based on whether loans are variable-rate or fixed-rate loans:

	December 31, 2015
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$188,471	$96,239	$25,533	$121,772	$39,865	$18,346	$58,211	$368,454
Commercial real estate (2)	81,580	112,673	56,183	168,856	41,185	6,546	47,731	298,167
Residential real estate (3)	1,806	8,305	17,064	25,369	6,965	739	7,704	34,879
Consumer (4)	10,143	1,143	326	1,469	676	131	807	12,419
Guaranteed student loans	18	871	56,419	57,290	—	—	—	57,308
Overdrafts	27	—	—	—	—	—	—	27

Total loans	$282,045	$219,231	$155,525	$374,756	$88,691	$25,762	$114,453	$771,254

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $685 thousand in nonaccrual variable-rate loans.
(2)	Excludes $1.3 million in nonaccrual fixed-rate loans and $3.3 million in nonaccrual variable-rate loans.
(3)	Excludes $168 thousand in nonaccrual fixed-rate loans and $1.1 million in nonaccrual variable-rate loans.
(4)	Excludes $140 thousand in nonaccrual fixed-rate loans and $17 thousand in nonaccrual variable-rate loans.

	December 31, 2014
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$180,100	$104,694	$15,187	$119,881	$47,184	$9,302	$56,486	$356,467
Commercial real estate (2)	70,633	101,100	46,882	147,982	42,317	3,523	45,840	264,455
Residential real estate (3)	3,438	7,294	22,099	29,393	5,176	1,296	6,472	39,303
Consumer (4)	8,753	121	938	1,059	1,627	4	1,631	11,443
Guaranteed student loans	28	780	70,973	71,753	—	—	—	71,781
Overdrafts	46	—	—	—	—	—	—	46

Total loans	$262,998	$213,989	$156,079	$370,068	$96,304	$14,125	$110,429	$743,495

(1)	Excludes $1.4 million in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.

(2)	Excludes $1.8 million in nonaccrual fixed-rate loans and $1.3 million in nonaccrual variable-rate loans.
(3)	Excludes $167 thousand in nonaccrual fixed-rate loans and $1.4 million in nonaccrual variable-rate loans.
(4)	Excludes $4 thousand in nonaccrual fixed-rate loans and $8 thousand in nonaccrual variable-rate loans.

	December 31, 2013
		Variable Rate			Fixed Rate
				Total			Total
	Within	1 to 5	After	variable	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	years	5 years	> 1 year	Maturities
Commercial and industrial (1)	$102,663	$79,277	$9,980	$89,257	$43,496	$8,522	$52,018	$243,938
Commercial real estate (2)	57,749	78,167	8,489	86,656	23,029	4,394	27,423	171,828
Residential real estate (3)	6,994	3,615	5,006	8,621	5,355	481	5,836	21,451
Consumer	2,242	319	69	388	559	2	561	3,191
Guaranteed student loans	30	1,247	92,751	93,998	—	—	—	94,028
Overdrafts	185	—	—	—	—	—	—	185

Total loans	$169,863	$162,625	$116,295	$278,920	$72,439	$13,399	$85,838	$534,621

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $874 thousand in nonaccrual variable-rate loans.
(2)	Excludes $384 thousand in nonaccrual fixed-rate loans and $499 thousand in nonaccrual variable-rate loans.
(3)	Excludes $119 thousand in nonaccrual fixed-rate loans and $434 thousand in nonaccrual variable-rate loans.

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies and guidelines designed to control both the types and amounts of risks we take and to minimize losses. Such policies and guidelines include loan underwriting parameters, loan-to-value parameters, credit monitoring guidelines, adherence to regulations and other prudent credit practices. Loans secured by real estate comprised 58.0% and 57.5% of our loan portfolio as of December 31, 2015 and 2014, respectively. CRE loans are secured by commercial properties. Typically, our loan-to-value ratio benchmark for these loans is at or below 80% at inception, with satisfactory debt-service coverage ratios as well. Residential real estate loans consist of first and second lien loans, including home equity lines and credit loans, secured by residential real estate that is located primarily in our target markets offered to select customers. These customers primarily include branch and private banking customers. Typically, our maximum loan-to-value benchmark for these loans is 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both RRE and OORE loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as C&I loans, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

Allowance for Loan and Lease Losses

The following table presents our allowance for loan and lease losses by loan type and the percent of loans in each category to total loans held for investment, as of the dates stated:

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$2,095	47.5%	$2,208	47.9%	$2,148	46.1%	$1,523	61.3%	$748	51.7%
Commercial real estate	4,991	38.8%	3,759	35.6%	2,756	31.9%	3,086	32.4%	3,370	38.8%
Residential real estate	205	4.6%	175	5.4%	194	4.1%	245	5.2%	133	7.9%
Consumer	—	1.6%	—	1.5%	12	0.6%	21	1.1%	29	1.6%
Guaranteed student loans	59	7.5%	105	9.6%	195	17.3%	—	0.0%	—	0.0%

Total allowance for loan and lease losses	$7,350	100.0%	$6,247	100.0%	$5,305	100.0%	$4,875	100.0%	$4,280	100.0%

The following table presents the activity in the allowance for loan and lease losses for the dates stated:

	December 31,
	2015	2014	2013	2012	2011
Balance at beginning of period	$6,247	$5,305	$4,875	$4,280	$1,766
Charge-offs:
Commercial and industrial	41	30	51	51	333
Commercial real estate	452	—	815	1,127	973
Residential real estate	72	161	52	—	93
Consumer	—	19	16	2	3
Guaranteed student loans	907	1,887	—	—	—
Overdrafts	10	23	9	9	13

Total charge-offs	1,482	2,120	943	1,189	1,415

Recoveries:
Commercial and industrial	—	2	—	—	72
Commercial real estate	81	5	—	20	12
Residential real estate	—	—	—	—	—
Consumer	2	1	—	3	—
Guaranteed student loans	—	—	—	—	—
Overdrafts	7	7	2	1	2

Total recoveries	90	15	2	24	86

Net charge-offs	1,392	2,105	941	1,165	1,329

Provision for loan and lease losses	2,599	3,220	1,486	1,819	4,005
Amount for unfunded commitments	(58)	(107)	(115)	(59)	(162)
Other (1)	(46)	(66)	—	—	—

Balance at end of period	$7,350	$6,247	$5,305	$4,875	$4,280

(1)	Represents the recovery of a purchased credit-impaired loan’s prior period allowance through accretion income.

Our allowance for loan and lease losses excludes discounts recorded on our acquired loan portfolios, which as of December 31, 2015 and 2014 were $3.4 million and $5.6 million, respectively.

Our allowance for loan and lease losses on guaranteed student loans is based on historical and expected default rates for these and similar types of loans applied to the portion of our carrying value in these loans that is not subject to federal guarantee. We charge-off that portion of our guaranteed student loans that is (1) not subject to federal government guarantee and (2) greater than 120 days past due and has a high probability of loss. Probability of loss is determined by recent loss migration analysis. For a significant portion of loans for which we charged off the unguaranteed portion, a claim has been made against the guarantee, and we have recovered the guaranteed portion.

Our purchased credit-impaired loans accounted for under ASC 310-30 require us to periodically re-evaluate the timing and amount of expected future cash flows. Any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan and lease losses in net income and a component of our allowance for loan and lease losses. If upon re-measurement in a future period, a loan for which an impairment charge has been taken is expected to have cash flows that improve compared to those previously determined, some portion of the impairment could be reversed. For the period ended December 31, 2015, $253 thousand of expense was included in our provision for loan and lease losses related to the re-evaluation of purchased credit-impaired loans, and as of December 31, 2015, our allowance for loan and lease losses included $366 thousand for these loans.

The following table presents the activity in our discounts recorded for acquired loans as of the dates stated:

	December 31, 2015	December 31, 2014
Balance at beginning of period	$5,580	$4,441
Additions	—	3,046
Accretion (1)	(2,222)	(1,922)
Disposals (2)	(42)	(51)
Other (3)	46	66

Balance at end of period	$3,362	$5,580

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2015 amount, $17 thousand relates to a loan reclassified as OREO.
(3)	Represents the recovery of a purchased credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our general policy to discontinue the accrual of interest income on our nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to principal or interest or when there is serious doubt as to collectability, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. We do not discontinue the accrual of interest income on guaranteed student loans when 90 days or greater past due, as nearly 98% of principal and accrued interest carries a federal guarantee, and interest receivable is guaranteed until a claim against the guarantee, if any, is satisfied. As of December 31, 2015, there were no loans other than guaranteed student loans 90 days or greater past due with respect to principal or interest for which interest was accruing.

As of December 31, 2015 and 2014, we had $533 thousand and $1.1 million, respectively, in OREO. We acquired approximately $1.2 million of OREO in the CVB Acquisition. OREO held at December 31, 2015 consisted of residential properties and undeveloped land.

The following table summarizes our nonperforming assets as of the dates stated:

	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$8,274	$7,377	$3,822	$5,069	$5,862
Other real estate owned	533	1,140	199	276	808

Total nonperforming assets	$8,807	$8,517	$4,021	$5,345	$6,670

Nonperforming assets as a percentage of total loans	1.13%	1.13%	0.74%	1.15%	2.05%
Nonperforming assets as a percentage of total assets	0.85%	0.93%	0.59%	0.95%	1.40%
Net charge-offs as a percentage of average loans	0.18%	0.33%	0.20%	0.30%	0.58%
Allowance for loan and lease losses as a percentage of total loans	0.94%	0.83%	0.98%	1.05%	1.31%
Allowance for loan and lease losses to nonaccrual loans	88.83%	84.68%	138.78%	96.16%	73.01%

Net charge-offs of $1.4 million in the calculation of net charge-offs as a percentage of average loans in 2015 included $907 thousand of charge-offs related to the unguaranteed portion of our student loans that were greater than 120 days past due and had a high probability of loss.

Our allowance for loan and lease losses as a percentage of total loans was 0.94% at December 31, 2015. Our allowance for loan and lease losses for guaranteed student loans is based on the relatively small portion of carrying values that is not covered by the federal government guarantee. We do not hold allowance for loan and lease losses on loans held pursuant to our participation in a mortgage warehouse lending program with a national bank. Loans pursuant to this program are made to mortgage originators that seek funding to facilitate the origination of residential mortgage loans for sale in the secondary market and are generally held for less than 30 days. The national bank with which we participate in this program has experienced negligible losses from this lending activity. Additionally, our allowance for loan and lease losses does not include remaining discounts (credit-related fair value adjustments) on our acquired loans.

Deposits

Deposits represent our primary source of funds and are comprised of demand and money market deposits, savings deposits and time deposits. Deposits as of December 31, 2015 totaled $889.0 million, an increase of $116.1 million compared to deposits of $772.9 million as of December 31, 2014. Demand deposits, including money market accounts, increased $103.1 million, or 22%, over balances at December 31, 2014, while time deposits increased $12.6 million, or 4%. As of December 31, 2015, $114.4 million of our deposits were in Certificate of Deposit Account Registry Service (“CDARS”), Insured Cash Sweep (“ICS”) and Brokered CDs, which we refer to collectively as brokered deposits. As of December 31, 2014, we held $86.8 million of brokered deposits.

The following table presents the average balances and rates paid, by deposit category, as of the dates stated.

	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$148,640	—	$114,796	—	$88,254	—
Interest-bearing deposits:
Demand and money market	372,203	0.71%	295,344	0.61%	251,110	0.54%
Savings accounts	10,416	0.29%	8,357	0.25%	4,535	0.29%
Time deposits $100,000 or greater	238,999	0.77%	196,137	0.75%	95,490	1.01%
Time deposits less than $100,000	81,145	1.02%	70,866	1.14%	57,374	1.36%

Total interest-bearing deposits	702,763	0.76%	570,704	0.72%	408,509	0.76%

Total average deposits	$851,403	0.63%	$685,500	0.60%	$496,763	0.63%

Maturities of large denomination time deposits (equal or greater than $100,000) as of December 31, 2015 were as follows:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$100,323	$29,514	$55,853	$45,913	$231,603	26.05%

Borrowings

We have one secured short-term borrowing with the FHLB in the amount of $17.5 million, which matures on March 28, 2016. For the quarter ended December 31, 2015, our effective interest rate on the $17.5 million borrowing, including the effect of a cash flow hedge (discussed below), was 2.44%. This borrowing partially replaced a $20.0 million long-term borrowing that matured on September 28, 2015. Through the nine month period ended September 30, 2015, the effective interest rate on this borrowing, including the effect of a cash flow hedge (discussed below) and the amortization of a prepayment fee from a previous modification, was 1.85%.

In connection with the $20.0 million FHLB borrowing, we had a cash flow hedge (interest rate swap) whereby we paid fixed amounts to a counterparty in exchange for receiving LIBOR-based variable payments over the life of the agreement without the exchange of the underlying notional amount. Upon the maturity of the $20.0 million FHLB borrowing, the associated interest rate swap expired. In connection with our $17.5 million borrowing, we have interest rate swaps whereby we pay fixed amounts to a counterparty and receive LIBOR-based variable payments on the full notional amount of this borrowing. Our objective in using interest rate swaps is to manage our exposure to interest rate movements. The interest rate swaps are designated as cash flow hedges, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). The amount reported in accumulated other comprehensive income (loss) as of December 31, 2015 and 2014 related to these derivatives was an unrealized loss of $612 thousand (net of tax of $208 thousand) and $267 thousand (net of tax of $138 thousand), respectively. As of December 31, 2015, the ineffective portion of the interest rate swaps was insignificant.

We have an agreement with the counterparty to our cash flow hedges that contains a provision whereby if we fail to maintain our status as a well/an adequate capitalized institution, we could be required to terminate or fully collateralize the interest rate swaps. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of December 31, 2015, $886 thousand had been pledged as collateral under the agreement for our interest rate swaps, as the valuation of the interest rate swaps had surpassed the contractually specified minimum transfer amounts of $250 thousand. If we are not in compliance with the terms of the agreements, we could be required to settle obligations under the agreement at termination value. As of December 31, 2015, a hedge liability of $629 thousand was recorded in other liabilities on our consolidated balance sheet related to the cash flow hedges.

On June 26, 2015, we issued and sold $8.5 million in aggregate principal amount of our Subordinated Notes. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the company. The Subordinated Notes may not be redeemed by us prior to June 26, 2020, except in the event (i) the Subordinated Notes no longer qualify as Tier 2 capital as a result of a change in interpretation or application of law or regulation, or (ii) of a “Tax Event” (as defined under the Subordinated Note Purchase Agreement). The Subordinated Notes are unsecured and subordinate and junior in right of payments to our secured and general creditors. Additionally, we are not permitted to declare or pay any dividend or make any distribution on our capital stock or any other of our equity securities of any kind, except for dividends payable solely in shares of the our common stock, if the total risk-based capital ratio, Tier 1 risk-based capital ratio, or leverage ratio of the company or the Bank, becomes less than 10.0%, 6.0% or 5.0%, respectively. For the year ended December 31, 2015, the effective interest rate, which includes the amortization of loan origination costs, on the Subordinated Notes was 7.13%.

On September 30, 2014, we entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15.0 million (the “Credit Agreement”). We borrowed $12.0 million upon the closing of the Credit Agreement on September 30, 2014 and had the right to borrow up to an additional $3.0 million under a delayed-draw term loan commitment (“Delayed Draw Loan”), subject to customary conditions, on or before September 30, 2015. On September 24, 2015, we entered into an amendment to the Credit Agreement (the “Amendment”) that amends certain provisions of the Credit Agreement. Among other things, the Amendment modified the Credit Agreement by (i) increasing our right to borrow under the Delayed Draw Loan to up to an additional $5.0 million, subject to customary conditions, and (ii) extending the date by which we may draw under the Delayed Draw Loan to September 30, 2016. Repayments under the term loans were monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of principal, based on a 10-year amortization schedule, plus accrued interest. Unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal and interest will become due and payable in full. Borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 2.75.% per annum, which was reduced from 30-day LIBOR in effect from time to time, plus 3.5% pursuant to the Amendment. The Credit Agreement is unsecured, but the lender has the benefit of a negative pledge on all of our outstanding capital stock. For the years ended December 31, 2015 and December 31, 2014, the effective interest rate, which includes the amortization of loan origination costs, on the unsecured senior term loan was 3.87% and 3.90%, respectively.

The Credit Agreement contains financial covenants that require: (1) the company to be, and to cause the Bank to be “well-capitalized,” as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of non-performing assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to non-performing loans to be at least equal to 70% at all times, and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of December 31, 2015, we were in compliance with these financial covenants.

We contributed a significant portion of the proceeds under the Credit Agreement to the Bank as equity, and retained the remainder of the proceeds to fund holding company obligations, including obligations under the Credit Agreement for a period of time.

Liquidity and Capital Adequacy

During the year ended December 31, 2015, cash and cash equivalents increased $22.7 million to $61.9 million from $39.2 million at December 31, 2014.

Net cash provided by operating activities was $10.0 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $1.3 million for the year ended December 31, 2014. The greater cash provided by operating activities in the 2015 period compared to the 2014 period was primarily attributable to higher net income and an increase in other liabilities, primarily due to an increase in amounts due to a participant bank.

Net cash used in investing activities was $99.9 million for the year ended December 31, 2015 compared to net cash used in investing activities of $112.8 million for the year ended 2014. The use of cash in the 2015 reflected $28.1 million in increases in net loans held for investment and $67.3 million of net cash outflows for purchases of available-for-sale securities net of proceeds from sales, while net cash used in the 2014 period was primarily due to an net increase of $139.3 million of loans held for investment, offset by proceeds from sales of securities net of purchases of $14.4 million, and $12.6 million of cash acquired in the CVB Acquisition. Of the $99.9 million of net cash used in investing activities in 2015, $67.3 million was used for purchases of securities net of proceeds from sales, and $28.1 million was used to fund net loans.

Net cash provided by financing activities in the years ended December 31, 2015 and 2014 was $112.6 million and $120.0 million, respectively. Cash provided by financing activities in 2015 was primarily from an increase in deposits of $116.2 million, while cash provided in 2014 included $102.8 million in deposit growth. In the 2015 period, net cash provided by financing activities included a net increase in borrowings of $4.9 million and the redemption of all of our outstanding shares of SBLF Preferred Stock. Cash provided in the 2014 period included borrowings under the Credit Agreement and net proceeds from issuances of our common stock.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses, fund loan demand, and to achieve stated objectives. These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of loans and deposits within certain businesses and industries, competition for loans and deposits, and our overall financial condition and cash flows.

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $30.0 million. This line is for short-term liquidity needs, is subject to the prevailing federal funds interest rate, and can be terminated at any time.

We have six additional uncommitted lines of credit by national banks to borrow federal funds up to $88.0 million in total on an unsecured basis. One line for $10.0 million expires August 1, 2016, and one line for $15.0 million expires September 24, 2016. The remainder of the lines of credit can be cancelled at any time by the lender. As of December 31, 2015, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

We have secured borrowing facilities with the FHLB and the FRB. The total credit availability as of December 31, 2015 under the FHLB facility was $291.2 million, which is equal to 30% of our total assets, as of the most recent prior quarter-end, and with a pledged lendable collateral value of $47.5 million. Under this facility, as of December 31, 2015, there was one short-term, non-amortizing loan outstanding for $17.5 million, which matures on March 28, 2016. Credit availability under the FRB facility as of December 31, 2015 was $146.1 million, which is also based on pledged collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under the FRB facility as of December 31, 2015. Total pledged collateral (loans held for investment) for both the FHLB and FRB facilities, was $279.0 million, as of December 31, 2015.

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained a condition applicable to the Bank that provided that the Bank must operate within the parameters of its business plan, which set forth minimum leverage and risk-based capital ratios through 2012. Subsequent to meeting the requirements set forth in this business plan, we are required to maintain capital ratios categorizing us as “well-capitalized.” As of December 31, 2015, we met all minimum capital adequacy requirements to which we were subject and are categorized as “well-capitalized.”

In July 2013, the Federal Reserve approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions, implementing in the United States the Basel III regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act. Information regarding capital requirements to which we are subject can be found in “Item 1—Supervision and Regulation—Capital Adequacy and Guidelines.”

The following table presents our capital ratios, regulatory minimum capital ratios and “well-capitalized” ratios as defined by our regulators as of the dates stated. Since December 31, 2015, there are no conditions or events that management believes have changed our status as “well-capitalized.”

	December 31, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Common equity Tier 1 capital ratio	11.87%	9.91%	N/A	N/A	4.50%	> 6.50%
Tier 1 leverage ratio	10.28%	8.58%	10.30%	9.34%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	11.87%	9.91%	12.15%	11.00%	6.00%	> 8.00%
Total risk-based capital ratio	12.74%	11.71%	13.00%	11.85%	8.00%	> 10.00%

Interest Rate Sensitivity

Interest rate risk management is a part of our overall asset-liability management process. A primary objective of interest rate risk management is to ensure the stability and quality of our primary earnings component, net interest income. This process involves monitoring the company’s balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Interest rate-sensitive assets and liabilities have interest rates that are subject to change within a specific time period, due to either maturity or to contractual agreements that allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income. We use interest rate risk measurement tools (simulation models) to help manage this risk.

Earnings simulation modeling. Net interest income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30-day prime-based asset and a 30-day FHLB borrowing may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled instantaneously, referred to as a “rate shock.” The model projects only “sensitivities” to interest income and expense and does not project changes in noninterest income, noninterest expense, provision for loan and lease losses or the impact of changing tax rates.

The following table summarizes the results of our earnings “rate shock” simulation model as of the date stated:

Annualized Hypothetical Percentage
Change in Net Interest Income
Linear Change in Market Rate	December 31, 2015
Up 200 bps	14.84%
Up 100	9.75%
Base case - no change	0.00%
Down 100	-2.53%

Economic Value of Equity. Economic Value of Equity (“EVE”) represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This simulation assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in interest rates, with no effect given to any actions management might take to counter the effect of that interest rate movement.

The following table summarizes the results of our EVE simulation model as of the date stated:

Hypothetical Percentage
Change in EVE
Linear Change in Market Rate	December 31, 2015
Up 200 bps	39.30%
Up 100	23.60%
Base case - no change	0.00%
Down 100	34.80%

Our balance sheet consistently has been “asset sensitive,” therefore should interest rates change, our assets will reprice faster than our liabilities. An asset-sensitive balance sheet would result in an increase to net interest income in an increasing rate environment and a decrease in net interest income in a declining rate environment.

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding, including letters of credit, as of the date stated:

December 31, 2015
Commercial lines of credit	$177,846
Commercial real estate	60,380
Residential real estate	12,104
Consumer	2,982
Letters of credit	7,679

Total commitments	$260,991

We have five non-cancelable agreements to lease four banking facilities and one loan production office with, as of December 31, 2015, remaining terms of approximately one to eight years. The following table presents the current minimum annual commitments under non-cancelable leases in effect at December 31, 2015 for the years stated:

Year	Commitment
2016	$839
2017	925
2018	897
2019	614
2020	375

Total lease commitments	$3,650

We have a commitment to invest in a limited partnership that operates as a small business investment company. As of December 31, 2015, we had invested $750 thousand in the limited partnership; an additional $250 thousand will be funded at the request of the general partner of the limited partnership. We also have a $1.0 million commitment to invest in a limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

Additionally, we have commitments under service agreements to make minimum payments over a period of years or incur early termination penalties. The most significant of these agreements is our agreement with our core processor, which expires in December 2020, though is terminable with 180 days notice and payment of financial penalties.

The following table presents current minimum annual commitments under non-cancelable service agreements as of December 31, 2015 for the years stated:

Year	Commitment
2016	$1,177
2017	921
2018	905
2019	905
2020	887

Total contractual commitments	$4,795

Recent Accounting Pronouncements

Recent accounting pronouncements affecting us are described in the notes to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenith Bankshares, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheet of Xenith Bankshares, Inc. and Subsidiary (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and Subsidiary at December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Richmond, Virginia

March 9, 2016

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

(in thousands, except share data)	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents
Cash and due from banks	$40,242	$34,666
Federal funds sold	21,703	4,533

Total cash and cash equivalents	61,945	39,199
Securities available for sale, at fair value	130,863	64,341
Securities held to maturity, at cost (fair value - 2015 - $9,769; 2014 - $9,683)	9,270	9,279
Loans, net of allowance for loan and lease losses, 2015 - $7,350; 2014 - $6,247	772,178	744,626
Premises and equipment, net	7,544	8,010
Other real estate owned, net	533	1,140
Goodwill and other intangible assets, net	15,686	16,143
Accrued interest receivable	4,430	3,498
Deferred tax asset	6,260	6,343
Bank owned life insurance	19,603	14,106
Other assets	11,184	11,367

Total assets	$1,039,496	$918,052

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$568,366	$465,253
Savings	10,564	10,108
Time	310,100	297,550

Total deposits	889,030	772,911
Accrued interest payable	426	276
Borrowings	36,861	32,000
Supplemental executive retirement plan	2,217	2,295
Other liabilities	8,273	4,349

Total liabilities	936,807	811,831

Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of December 31, 2015 and 2014; 0 shares issued and outstanding as of December 31, 2015 and 8,381 shares ($1,000 liquidation value) issued and outstanding as of December 31, 2014	—	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of December 31, 2015 and 2014; 12,996,622 shares issued and outstanding as of December 31, 2015 and 12,929,834 shares issued and outstanding as of December 31, 2014	12,997	12,930
Additional paid-in capital	86,684	86,016
Retained earnings (accumulated deficit)	3,581	(560)
Accumulated other comprehensive loss, net of tax	(573)	(546)

Total shareholders’ equity	102,689	106,221

Total liabilities and shareholders’ equity	$1,039,496	$918,052

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands, except per share data)	December 31, 2015	December 31, 2014
Interest income
Interest and fees on loans	$33,817	$29,338
Interest on securities	2,556	1,532
Interest on federal funds sold and deposits in other banks	468	316

Total interest income	36,841	31,186

Interest expense
Interest on deposits	5,327	4,101
Interest on federal funds purchased and borrowed funds	1,153	506

Total interest expense	6,480	4,607

Net interest income	30,361	26,579
Provision for loan and lease losses	2,599	3,220

Net interest income after provision for loan and lease losses	27,762	23,359

Noninterest income
Service charges on deposit accounts	618	603
Net loss on sale and write-down of other real estate owned	(95)	(31)
Gain on sales of securities	58	428
Bargain purchase gain	—	42
Loss on the write-down of equipment and other assets	(19)	(23)
Increase in cash surrender value of bank owned life insurance	497	363
Other	330	297

Total noninterest income	1,389	1,679

Noninterest expense
Compensation and benefits	12,979	12,497
Occupancy	1,623	1,574
FDIC insurance	719	495
Bank franchise taxes	984	912
Technology and data processing	2,249	2,296
Communications	388	356
Insurance	373	339
Professional fees	1,191	1,597
Amortization of intangible assets	458	411
Guaranteed student loan servicing	446	595
Other	2,104	1,898

Total noninterest expense	23,514	22,970

Income before income tax expense	5,637	2,068
Income tax expense	1,454	786

Net income	4,183	1,282

Preferred stock dividend	(42)	(84)

Net income available to common shareholders	$4,141	$1,198

Earnings per common share (basic):	$0.32	$0.10

Earnings per common share (diluted):	$0.31	$0.10

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands)	December 31, 2015	December 31, 2014
Net income	$4,183	$1,282
Other comprehensive (loss) income, before taxes:
Securities available for sale:
Unrealized gain arising during the year	169	2,269
Reclassification adjustment for gains included in net income	(58)	(428)

Unrealized gain on available-for-sale securities	111	1,841

Securities held to maturity:
Unrealized loss transferred to held to maturity	—	(518)
Amortization of unrealized loss transferred from available for sale	55	50

Unrealized loss on held-to-maturity securities	55	(468)

Unrealized loss on derivative:
Unrealized loss arising during the year	(406)	(571)
Reclassification adjustment for losses included in net income	199	146

Unrealized loss on derivative	(207)	(425)

Other comprehensive (loss) income, before taxes	(41)	948

Income tax benefit (expense) related to other comprehensive (loss) income	14	(322)

Comprehensive income	$4,156	$1,908

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - January 1, 2014	$8,381	$10,438	$71,797	$(1,758)	$(1,172)	$87,686

Net income	—	—	—	1,282	—	1,282
Share-based compensation expense	—	—	872	—	—	872
Issuance of common stock, net	—	918	4,692	—	—	5,610
Issuance of common stock for acquisition	—	1,618	8,871	—	—	10,489
Cash in lieu of fractional shares for acquisition	—	—	1	—	—	1
Repurchase of common stock	—	(44)	(221)	—	—	(265)
Dividend on preferred stock	—	—	—	(84)	—	(84)
Excess tax benefits on stock awards	—	—	4	—	—	4
Change in net unrealized gain on available-for-sale securities, net of tax of $626	—	—	—	—	1,215	1,215
Change in net unrealized loss on held-to-maturity securities, net of tax of $159	—	—	—	—	(309)	(309)
Change in net unrealized loss on derivative, net of tax of $145	—	—	—	—	(280)	(280)

Balance - December 31, 2014	$8,381	$12,930	$86,016	$(560)	$(546)	$106,221

Net income	—	—	—	4,183	—	4,183
Share-based compensation expense	—	—	729	—	—	729
Issuance of common stock	—	78	(4)	—	—	74
Repurchase of common stock	—	(11)	(60)	—	—	(71)
Repurchase of preferred stock	(8,381)	—	—	—	—	(8,381)
Dividend on preferred stock	—	—	—	(42)	—	(42)
Excess tax benefits on stock awards	—	—	3	—	—	3
Change in net unrealized gain on available-for-sale securities, net of tax of $38	—	—	—	—	73	73
Change in net unrealized loss on held-to-maturity securities, net of tax of $19	—	—	—	—	36	36
Change in net unrealized loss on derivative, net of tax of $71	—	—	—	—	(136)	(136)

Balance - December 31, 2015	$—	$12,997	$86,684	$3,581	$(573)	$102,689

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands)	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net income	$4,183	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,599	3,220
Depreciation and amortization	1,154	1,142
Net amortization of securities	964	416
Accretion of acquisition accounting adjustments	(2,279)	(1,960)
Deferred tax expense (benefit)	(11)	(422)
Gain on sales of securities	(58)	(428)
Share-based compensation expense	729	872
Bargain purchase gain	—	(42)
Net loss on sale and write-down of other real estate owned	95	31
Loss on write-down of equipment and other assets	19	23
Increase in cash surrender value of bank owned life insurance	(497)	(363)
Change in operating assets and liabilities:
Accrued interest receivable	(932)	(776)
Other assets	292	(2,384)
Accrued interest payable	150	22
Other liabilities	3,581	631

Net cash provided by operating activities	9,989	1,264

Cash flows from investing activities
Cash and cash equivalents acquired in bank acquisition	—	12,560
Proceeds from sales, maturities and calls of available-for-sale securities	20,346	52,591
Purchases of available-for-sale securities	(87,599)	(38,201)
Net increase in loans	(28,121)	(139,264)
Net proceeds from sale of other real estate owned	762	214
Purchases of bank owned life insurance	(5,000)	—
Net purchase of premises and equipment	(250)	(356)
Purchases of FRB and FHLB stock	(2)	(335)

Net cash used in investing activities	(99,864)	(112,791)

Cash flows from financing activities
Net increase in demand, money market and savings deposits	103,569	53,717
Net increase in time deposits	12,607	49,050
Net increase in borrowed funds	4,861	12,000
Issuance of common stock, net of issuance costs	78	5,615
Repurchase of common stock	(71)	(265)
Redemption of preferred stock	(8,381)	—
Preferred stock dividend	(42)	(84)

Net cash provided by financing activities	112,621	120,033

Net increase in cash and cash equivalents	22,746	8,506
Cash and cash equivalents
Beginning of year	39,199	30,693

End of year	$61,945	$39,199

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$6,272	$4,623

Income taxes	$1,775	$1,350

Non-cash transfer of loans to foreclosed assets	$252	$65

Non-cash transactions related to bank acquisition
Assets acquired	$—	$101,872

Liabilities assumed	$—	$103,900

Issuance of common stock for acquisition	$—	$10,489

See notes to consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

Note 1—Organization

General

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of December 31, 2015, the company, through the Bank, operates eight full-service branches: one branch in Herndon, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in Newport News, Virginia.

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

On June 30, 2014, the company completed the merger of Colonial Virginia Bank (“CVB”) with and into the Bank, with the Bank being the surviving bank (the “CVB Acquisition”). In the CVB Acquisition, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amounts for taxes. All fractional shares of Xenith Bankshares common stock that a CVB shareholder would otherwise have been entitled to receive as a result of the CVB Acquisition was aggregated and, if a fractional share resulted from such aggregation, such holder received, instead of the fractional share, an amount in cash equal to $6.40 multiplied by the fraction of a share of Xenith Bankshares common stock to which such holder would otherwise have been entitled. Based on the Exchange Ratio, an aggregate of 1,618,186 shares of Xenith Bankshares common stock was issued and $658 in cash was paid to the former shareholders of CVB in exchange for their shares of CVB common stock. Additionally, based on the Exchange Ratio, an aggregate of 39,004 options to purchase shares of CVB common stock were converted into an aggregate of 103,355 options to purchase shares of Xenith Bankshares common stock.

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

Available-for-sale securities, for which the market value is below amortized cost, are reviewed periodically for credit-related other-than-temporary impairment (“OTTI”). If a security is deemed OTTI, the amount of the impairment is charged to net income, and a new cost basis for the security is established.

Securities transferred into the held-to-maturity category from the available-for-sale category are recorded at fair value at the date of transfer. Unrealized gains or losses included in the security’s carrying value at the date of transfer are accreted over the remaining life of the security. A like amount of unrealized gain or loss recognized in OCI is amortized over the remaining life of the security. The result is no effect on future net income. As of December 31, 2015, the company held no trading securities.

Loans Held for Investment

Loans held for investment are carried at their principal amount outstanding net of unamortized fees, origination costs and, in the case of acquired loans, unaccreted fair value or “purchase accounting” adjustments. Interest income is recorded as earned on an accrual basis. Generally, the accrual of interest income is discontinued when a loan is 90 days or greater past due as to principal or interest or when the collection of principal and/or interest is in doubt, which may occur in advance of the loan being past due 90 days. Subsequent cash receipts are applied to principal until the loan is in compliance with stated terms. The accrual of interest is not discontinued on loans past due 90 days or greater if the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. Loan origination fees, net of origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The company uses the allowance method in providing for possible loan losses.

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

In evaluating loans accounted for under ASC 310-30, management periodically re-estimates the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including management’s knowledge of the borrower’s financial condition at the time of measurement, historical payment activity, and the estimated liquidation value of underlying collateral, in addition to other factors. Upon re-estimation, any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan and lease losses in net income and a component of the company’s allowance for loan and lease losses. A subsequent improvement in the expected timing or amount of future cash flows for those loans could result in the reduction of the allowance for loan and lease losses and an increase in net income.

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

Premises, Equipment and Depreciation

Premises and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation or amortization. Premises and equipment acquired pursuant to a business combination are recorded at estimated fair values as of the acquisition date. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized over a term that includes the remaining lease term and probable renewal periods. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred. The costs of major additions and improvements are capitalized and depreciated over their estimated useful lives. Depreciable lives for major categories of assets are as follows:

Building and improvements	15 to 40 years
Equipment, furniture and fixtures	3 to 20 years
Information technology equipment	3 to 5 years

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value less costs of disposal at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations, and, if required, a reserve is established to reflect the net carrying amount of the assets at the lower of carrying value or fair value less costs of disposal. Revenue and expenses from operations and changes in the valuation of OREO are included in net income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment, which requires as a first step the comparison of the fair value of each reporting unit to its carrying value. For purposes of determining fair value of the reporting unit, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If the fair value of the reporting unit is determined to be less than the reporting unit’s carrying value of its equity, a second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit’s goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. The company’s recorded goodwill results from the First Bankshares Merger. Management has concluded that none of its recorded goodwill was impaired as of the testing date, which was October 31, 2015. There have been no events since the testing date that would indicate the company’s goodwill is impaired.

Other intangible assets, which represent acquired core deposit intangibles, are amortized over their estimated useful life of ten years on a straight-line basis. The company has not identified any events or circumstances that would indicate impairment in the carrying amounts of other intangibles.

The company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Operating Leases

The company has operating leases for five of its locations. The lease agreements for certain locations contain rent escalation clauses, rent holidays and leasehold improvement allowances. Scheduled rent escalations during the lease terms, rental payments commencing at a date other than the date of initial occupancy, and leasehold improvement allowances received are recognized on a straight-line basis over the terms of the leases in occupancy expense in the consolidated statements of income. Liabilities related to the difference between actual payments and the straight-lining of rent are recorded in other liabilities on the consolidated balance sheets.

Income Taxes

The company computes its income taxes under the asset and liability method in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are evaluated for recoverability, and a valuation allowance is provided until it is more likely than not that these tax benefits will be realized. The evaluation of the recoverability of deferred tax assets requires management to make significant judgments regarding the reversals of temporary differences and future profitability, among other items. Management has concluded that, as of December 31, 2015, no valuation allowance is required on the company’s deferred tax asset.

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

Derivatives

The company uses interest rate derivatives to manage its exposure to interest rate movements. To accomplish this objective, the company is a party to interest rate swaps whereby the company pays fixed amounts to a counterparty in exchange for receiving variable payments over the life of an underlying agreement or commitment without the exchange of underlying notional amounts.

Derivatives designated as cash flow hedges, in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

The company has derivatives that are not designated as hedges and are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in noninterest income on the consolidated statements of income.

Bank Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”), which is life insurance purchased by the Bank on a selected group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is recorded in the company’s balance sheet at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in noninterest income on the statements of income. The Bank has rights under the insurance contracts to redeem them for book value at any time.

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

Note 3—Business Combination

The company has accounted for the CVB Acquisition under the acquisition method of accounting whereby the acquired assets and assumed liabilities are recorded by the company at their estimated fair values as of the acquisition date, which was June 30, 2014.

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

Note 4—Restrictions on Equity Securities and Cash

As a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank is required to own shares of Federal Reserve Bank (“FRB”) stock in an amount equal to six percent of total capital stock and surplus. As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to own shares of FHLB capital stock in an amount equal to at least 0.09% of total assets plus 4.50% of any outstanding advances.

FRB stock and FHLB stock are carried at cost. As of December 31, 2015 and December 31, 2014, the Bank had $5.0 million in FRB and FHLB stock, which is included in other assets on the company’s consolidated balance sheets.

Additionally, to comply with FRB regulations, the Bank is required to maintain certain average cash reserve balances with the FRB. The daily average cash reserve requirement for the weeks closest to December 31, 2015 and 2014 was $12.5 million and $9.4 million, respectively.

Note 5—Securities

The following tables present the amortized cost and fair value of available-for-sale and held-to-maturity securities as of the dates stated:

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$8,026	$11	$(90)	$7,947
Municipals - fixed rate
- Tax exempt	68,025	1,035	(6)	69,054
- Taxable	10,071	61	(130)	10,002
Collateralized mortgage obligations - fixed rate	7,872	43	(85)	7,830
CMBS - fixed rate	36,712	—	(682)	36,030

Total securities available for sale	130,706	1,150	(993)	130,863

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,270	499	—	9,769

Total securities held to maturity	9,270	499	—	9,769

Total securities	$139,976	$1,649	$(993)	$140,632

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$11,513	$131	$(101)	$11,543
- Variable rate	4,136	106	(3)	4,239
Municipals - fixed rate
- Tax exempt	37,825	87	(165)	37,747
- Taxable	847	1	—	848
Collateralized mortgage obligations - fixed rate	9,974	55	(65)	9,964

Total securities available for sale	64,295	380	(334)	64,341

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities held to maturity:
Municipals - fixed rate
- Taxable	9,279	404	—	9,683

Total securities held to maturity	9,279	404	—	9,683

Total securities	$73,574	$784	$(334)	$74,024

As of December 31, 2015 and 2014, the company had available-for-sale securities with a fair value of $8.1 million and $8.7 million, respectively, pledged as collateral for public deposits.

The following table presents the amortized cost and fair value of securities by contractual maturity as of the date stated:

	December 31, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	1,815	1,833	—	—
Due after five years through ten years	54,971	54,251	9,270	9,769
Due after ten years	73,920	74,779	—	—

Total securities	$130,706	$130,863	$9,270	$9,769

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions, as of the dates stated. The number of loss securities in each category is also noted.

	December 31, 2015
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	3	$6,956	$(90)	$—	$—	$6,956	$(90)
Municipals - fixed rate
-Tax exempt	3	4,391	(6)	—	—	4,391	(6)
-Taxable	2	5,024	(130)	—	—	5,024	(130)
Collateralized mortgage obligations - fixed rate	2	—	—	2,988	(85)	2,988	(85)
CMBS - fixed rate	14	36,032	(682)	—	—	36,032	(682)

Total securities available for sale	24	52,403	(908)	2,988	(85)	55,391	(993)

Total securities	24	$52,403	$(908)	$2,988	$(85)	$55,391	$(993)

	December 31, 2014
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	3	$—	$—	$8,682	$(101)	$8,682	$(101)
- Variable rate	1	2,789	(3)	—	—	2,789	(3)
Municipals - fixed rate
-Tax exempt	11	19,353	(165)	—	—	19,353	(165)
-Taxable	1	301	—	—	—	301	—
Collateralized mortgage obligations - fixed rate	2	—	—	3,767	(65)	3,767	(65)

Total securities available for sale	18	22,443	(168)	12,449	(166)	34,892	(334)

Total securities	18	$22,443	$(168)	$12,449	$(166)	$34,892	$(334)

All securities held as of December 31, 2015 were investment grade. The unrealized loss positions at December 31, 2015 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at December 31, 2015, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be OTTI at December 31, 2015; therefore, no other-than-temporary impairment charge has been recognized in net income.

Note 6—Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	December 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$370,612	47.6%	$359,243	47.9%
Commercial real estate	302,814	38.8%	267,489	35.6%
Residential real estate	36,190	4.6%	40,859	5.4%
Consumer	12,577	1.6%	11,456	1.5%
Guaranteed student loans	57,308	7.4%	71,780	9.6%
Overdrafts	27	0.0%	46	0.0%

Total loans	779,528	100.0%	750,873	100.0%
Allowance for loan and lease losses	(7,350)		(6,247)

Total loans, net of allowance	$772,178		$744,626

Total loans include unearned fees, net of capitalized origination costs, of $358 thousand and $297 thousand, respectively, for the years ended December 31, 2015 and 2014. As of December 31, 2015, $279.0 million of loans were pledged as collateral for borrowing capacity.

As of December 31, 2015, the company had $57.3 million of guaranteed student loans recorded as loans held for investment on its consolidated balance sheet. This balance includes premium and acquisition costs of $1.5 million and $835 thousand, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program, under which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The guaranteed student loans carry an approximate 98% federal government guarantee of principal and accrued interest.

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

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$616	$—	$209	$—	$825
Commercial real estate	3,057	371	949	—	4,377
Residential real estate	72	—	705	—	777
Consumer	27	—	61	—	88

Total purchased credit-impaired loans	3,772	371	1,924	—	6,067

Originated and other purchased loans:
Commercial and industrial	365,430	2,353	2,004	—	369,787
Commercial real estate	289,338	2,861	6,238	—	298,437
Residential real estate	33,894	259	1,260	—	35,413
Consumer	12,316	12	161	—	12,489
Guaranteed student loans	57,308	—	—	—	57,308
Overdrafts	27	—	—	—	27

Total originated and other purchased loans	758,313	5,485	9,663	—	773,461

Total loans	$762,085	$5,856	$11,587	$—	$779,528

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$462	$150	$524	$—	$1,136
Commercial real estate	3,636	—	2,648	—	6,284
Residential real estate	126	10	908	—	1,044
Consumer	158	—	56	—	214

Total purchased credit-impaired loans	4,382	160	4,136	—	8,678

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Originated and other purchased loans:
Commercial and industrial	347,938	6,458	3,711	—	358,107
Commercial real estate	254,540	2,934	3,731	—	261,205
Residential real estate	37,818	765	1,232	—	39,815
Consumer	11,065	36	141	—	11,242
Guaranteed student loans	71,780	—	—	—	71,780
Overdrafts	46	—	—	—	46

Total originated and other purchased loans	723,187	10,193	8,815	—	742,195

Total loans	$727,569	$10,353	$12,951	$—	$750,873

The following table presents the allowance for loan and lease loss activity, by loan category, as of the dates stated:

	December 31, 2015	December 31, 2014
Balance at beginning of period	$6,247	$5,305
Charge-offs:
Commercial and industrial	41	30
Commercial real estate	452	—
Residential real estate	72	161
Consumer	—	19
Guaranteed student loans	907	1,887
Overdrafts	10	23

Total charge-offs	1,482	2,120

Recoveries:
Commercial and industrial	—	2
Commercial real estate	81	5
Residential real estate	—	—
Consumer	2	1
Guaranteed student loans	—	—
Overdrafts	7	7

Total recoveries	90	15

Net charge-offs	1,392	2,105

Provision for loan and lease losses	2,599	3,220
Amount for unfunded commitments	(58)	(107)
Other (1)	(46)	(66)

Balance at end of period	$7,350	$6,247

(1)	Represents the recovery of a purchased credit-impaired loan’s prior period allowance through accretion income.

The company charges off that portion of its guaranteed student loans that are (1) not subject to federal government guarantee and (2) greater than 120 days past due and have a high probability of loss. Probability of loss is determined by a loss migration analysis.

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	December 31, 2015
		Individually Evaluated	Collectively Evaluated
	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$52	$52	$—
Commercial real estate	276	276	—
Residential real estate	38	38	—
Consumer	—	—	—

Total purchased credit-impaired loans	366	366	—

Originated and other purchased loans
Commercial and industrial	2,043	452	1,591
Commercial real estate	4,715	466	4,249
Residential real estate	167	11	156
Consumer	—	—	—
Guaranteed student loans	59	—	59

Total originated and other purchased loans	6,984	929	6,055

Total allowance for loan and lease losses	$7,350	$1,295	$6,055

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$825	$802	$23
Commercial real estate	4,377	2,646	1,731
Residential real estate	777	302	475
Consumer	88	—	88

Total purchased credit-impaired loans	6,067	3,750	2,317

Originated and other purchased loans
Commercial and industrial	369,787	1,745	368,042
Commercial real estate	298,437	5,533	292,904
Residential real estate	35,413	618	34,795
Consumer	12,516	516	12,000
Guaranteed student loans	57,308	—	57,308

Total originated and other purchased loans	773,461	8,412	765,049

Total loans	$779,528	$12,162	$767,366

	December 31, 2014
		Individually Evaluated	Collectively Evaluated
	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$34	$34	$—
Commercial real estate	182	182	—
Residential real estate	36	36	—
Consumer	—	—	—

Total purchased credit-impaired loans	252	252	—

Originated and other purchased loans
Commercial and industrial	2,174	326	1,848
Commercial real estate	3,577	123	3,454
Residential real estate	139	22	117
Consumer	—	—	—
Guaranteed student loans	105	—	105

Total originated and other purchased loans	5,995	471	5,524

Total allowance for loan and lease losses	$6,247	$723	$5,524

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$1,136	$989	$147
Commercial real estate	6,284	3,112	3,172
Residential real estate	1,044	554	490
Consumer	214	—	214

Total purchased credit-impaired loans	8,678	4,655	4,023

Originated and other purchased loans
Commercial and industrial	358,107	2,690	355,417
Commercial real estate	261,205	2,833	258,372
Residential real estate	39,815	384	39,431
Consumer	11,288	—	11,288
Guaranteed student loans	71,780	—	71,780

Total originated and other purchased loans	742,195	5,907	736,288

Total loans	$750,873	$10,562	$740,311

The following tables present loans that were individually evaluated for impairment, by loan type, as of the date stated. The table presents those loans with and without an allowance, and various additional data, for the periods stated.

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$145	$259	$—	$158	$—
Commercial real estate	379	516	—	393	—
Residential real estate	226	260	—	241	2
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	633	633	—	651	8

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate	3,301	3,870	—	3,365	149
Residential real estate	536	543	—	547	15
Consumer	516	577	—	519	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	657	646	52	702	37
Commercial real estate	2,267	2,349	276	2,317	153
Residential real estate	76	82	38	80	—
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,112	1,112	452	1,146	—
Commercial real estate	2,232	2,240	466	2,651	—
Residential real estate	82	82	11	84	—
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$12,162	$13,169	$1,295	$12,854	$364

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$336	$1,439	$—	$399	$—
Commercial real estate	855	1,230	—	901	—
Residential real estate	181	216	—	188	—
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,492	1,514	—	1,567	26
Commercial real estate	2,648	3,066	—	2,658	61
Residential real estate	173	173	—	177	—
Consumer	—	—	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	653	650	34	691	47
Commercial real estate	2,257	2,365	182	2,310	154
Residential real estate	373	405	36	361	—
Consumer	—	—	—	—	—
Originated and other purchased loans
Commercial and industrial	1,198	1,198	326	1,247	—
Commercial real estate	184	201	123	184	—
Residential real estate	212	212	22	216	—
Consumer	—	—	—	—	—

Total loans individually evaluated for impairment	$10,562	$12,669	$723	$10,899	$288

Pursuant to the First Bankshares Merger, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition, the acquired loans were adjusted to estimated fair value. The allowance for loan and lease losses does not include the remaining fair value adjustments (discounts) recorded as a result of these transactions.

Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million was related to $40.2 million of purchased credit-impaired loans. Of the $3.0 million discount recorded on the CVB Acquisition, $1.1 million was related to $4.6 million of purchased credit-impaired loans. The remaining fair value adjustment on the VBB and CVB purchased credit-

impaired loans, as of December 31, 2015, was $554 thousand and $547 thousand, respectively. The carrying value of the VBB and CVB purchased credit-impaired loans, as of December 31, 2015, was approximately $4.1 million and $2.0 million, respectively, which is net of any impairment charges recorded subsequent to acquisition.

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

The following table presents the accretion activity related to acquired loans as of the dates stated:

	December 31, 2015	December 31, 2014
Balance at beginning of period	$5,580	$4,441
Additions	—	3,046
Accretion (1)	(2,222)	(1,922)
Disposals (2)	(42)	(51)
Other (3)	46	66

Balance at end of period	$3,362	$5,580

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable. Of the 2015 amount, $17 thousand relates to a loan reclassified as OREO.
(3)	Represents the recovery of a purchased credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans as of the dates stated:

	December 31, 2015
		30-89 days	90+ days	Total	Total
	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial and industrial	$156	$161	$508	$669	$825
Commercial real estate	4,187	10	180	190	4,377
Residential real estate	572	96	109	205	777
Consumer	88	—	—	—	88

Total purchased credit-impaired loans	5,003	267	797	1,064	6,067

Originated and other purchased loans:
Commercial and industrial	368,759	36	992	1,028	369,787
Commercial real estate	296,148	1,166	1,123	2,289	298,437
Residential real estate	34,437	377	599	976	35,413
Consumer	11,983	47	486	533	12,516
Guaranteed student loans	38,811	8,248	10,249	18,497	57,308

Total originated and other purchased loans	750,138	9,874	13,449	23,323	773,461

Total loans	$755,141	$10,141	$14,246	$24,387	$779,528

	December 31, 2014
		30-89 days	90+ days	Total	Total
	Current	Past Due	Past Due	Past Due	Loans

Purchased credit-impaired loans:
Commercial and industrial	$696	$222	$218	$440	$1,136
Commercial real estate	5,567	629	88	717	6,284
Residential real estate	668	230	146	376	1,044
Consumer	203	—	11	11	214

Total purchased credit-impaired loans	7,134	1,081	463	1,544	8,678

Originated and other purchased loans:
Commercial and industrial	356,511	873	723	1,596	358,107
Commercial real estate	258,975	1,490	740	2,230	261,205
Residential real estate	38,891	702	222	924	39,815
Consumer	11,140	113	35	148	11,288
Guaranteed student loans	46,821	12,025	12,934	24,959	71,780

Total originated and other purchased loans	712,338	15,203	14,654	29,857	742,195

Total loans	$719,472	$16,284	$15,117	$31,401	$750,873

Guaranteed student loans comprised $8.2 million of the total amounts that were past due 30-89 days and $10.2 million of the total amounts that were past due 90 days or greater, as of December 31, 2015. These loans are nearly 98% guaranteed as to principal and interest. Pursuant to the guarantee, the company may make a claim for payment on a loan after a period of 270 days during which no payment has been made on the loan.

The following table presents nonaccrual loans and OREO as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to principal or interest or when there is serious doubt as to collectability, unless the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection.

	December 31, 2015	December 31, 2014
Purchased credit-impaired loans:
Commercial and industrial	$155	$463
Commercial real estate	518	2,105
Residential real estate	413	962
Consumer	7	8

Total purchased credit-impaired loans	1,093	3,538

Originated and other purchased loans:
Commercial and industrial	2,004	2,311
Commercial real estate	4,129	930
Residential real estate	898	594
Consumer	150	4

Total originated and other purchased loans	7,181	3,839

Total nonaccrual loans	$8,274	$7,377
Other real estate owned	533	1,140

Total nonperforming assets	$8,807	$8,517

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	December 31, 2015	December 31, 2014
Performing TDRs:
Commercial and industrial	$1,467	$2,735
Commercial real estate	2,343	1,913
Residential real estate	2,072	87
Consumer	—	—

Total performing TDRs	$5,882	$4,735

Nonperforming TDRs:
Commercial and industrial	$750	$—
Commercial real estate	74	33
Residential real estate	116	265
Consumer	—	—

Total nonperforming TDRs	$940	$298

Total TDRs	$6,822	$5,033

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated. Restructured loans that had a modification of the loan’s contractual interest rate may also have had an extension of the loan’s contractual maturity date. These loans are included in the rate modification columns below.

	December 31, 2015
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$601	$1,616	$2,217
Commercial real estate	7	325	2,092	2,417
Residential real estate	5	237	1,951	2,188
Consumer	—	—	—	—

Total TDRs	20	$1,163	$5,659	$6,822

	December 31, 2014
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$1,149	$1,586	$2,735
Commercial real estate	5	—	1,946	1,946
Residential real estate	3	87	265	352
Consumer	—	—	—	—

Total TDRs	16	$1,236	$3,797	$5,033

During the years ended December 31, 2015 and 2014, the company identified 11 and six loans, respectively, as TDRs, which totaled $3.3 million and $2.7 million, respectively, and are included in the tables above. During the years ended December 31, 2015 and 2014, six and one loan, respectively, totaling $940 thousand and $125 thousand, respectively, had not complied with the terms of the restructuring.

Note 7—Goodwill and Other Intangible Assets

Goodwill of $13.0 million was recorded in the allocation of the consideration for the First Bankshares Merger. Core deposit intangibles were recorded in the allocation of the consideration in the First Bankshares Merger, the Paragon Transaction and the CVB Acquisition.

The following table presents goodwill and other intangible assets as of the dates stated:

	December 31, 2015	December 31, 2014
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$4,640
Accumulated amortization	(1,943)	(1,486)

Net core deposit intangibles	2,697	3,154

Unamortizable goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$15,686	$16,143

The following table presents the estimated future amortization expense for core deposit intangibles:

Year	Core Deposit Intangibles
2016	$458
2017	458
2018	458
2019	458
2020	377
Thereafter	488

Total	$2,697

Note 8—Premises and Equipment

The following table presents premises and equipment as of the dates stated:

	December 31, 2015	December 31, 2014
Land	$2,352	$2,352
Building and leasehold improvements	7,072	7,055
Equipment, furniture and fixtures	4,511	4,536
Vehicles	53	69

Total premises and equipment	13,988	14,012
Less: accumulated depreciation and amortization	(6,444)	(6,002)

Premises and equipment, net	$7,544	$8,010

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2015 and 2014 was $696 thousand and $730 thousand, respectively.

Note 9—Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	December 31, 2015	December 31, 2014
Noninterest-bearing demand deposits	$182,008	$121,230
Interest-bearing:
Demand and money market	386,358	344,023
Savings deposits	10,564	10,108
Time deposits greater than $250,000	76,178	95,665
Other time deposits	233,922	201,885

Total deposits	$889,030	$772,911

The following table presents time deposit accounts by year of maturity and weighted average interest rates for the next five years, as of December 31, 2015:

		Weighted
	Total	Average Rate
2016	$234,494	0.76%
2017	50,296	1.15%
2018	12,001	1.17%
2019	8,638	1.34%
2020	4,671	1.29%

Total time deposits	$310,100

Note 10—Derivatives

Cash Flow Hedges

The company uses interest rate derivatives to manage its exposure to interest rate movements. As of December 31, 2015, the company was a party to two interest rate swap agreements designated as cash flow hedges in accordance with ASC 815. Pursuant to these agreements, the company has minimized its exposure to interest rates movements by exchanging variable for fixed interest payments beginning September 28, 2015, without exchange of underlying notional amounts totaling $17.5 million. Prior to September 28, 2015, the company had an interest rate swap agreement whereby it exchanged variable for fixed interest payments related to a $20.0 million borrowing, without exchange of the underlying notional amount. The swap expired upon the maturity of the $20.0 million borrowing, which was September 28, 2015.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in AOCI and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects net income. The ineffective portion of the change in fair value of the derivative is recognized directly in net income. During the periods ended December 31, 2015, the ineffective portion was insignificant. The amount reported in AOCI related to cash flow hedges, as of December 31, 2015, was a loss of $612 thousand, net of a tax benefit of $208 thousand. As of December 31, 2015 and 2014, a hedge liability of $629 thousand and $423 thousand, respectively, was recorded in other liabilities on the consolidated balance sheets related to these derivatives.

The following table presents the effects of the derivatives recorded in OCI on the consolidated statements of comprehensive income, as of the dates stated:

	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Classification of Loss Reclassified from AOCI	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)
	December 31,		into Income	December 31,
	2015	2014	(Effective Portion)	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate products	$(406)	$(571)	Interest expense	$(199)	$(146)

Total derivatives in cash flow hedging relationships	$(406)	$(571)		$(199)	$(146)

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in net income. As of December 31, 2015, $532 thousand was recorded in other assets and $560 thousand was recorded in other liabilities related to non-designated hedges. As of December 31, 2014, $809 thousand was recorded in other assets and $852 thousand was recorded in other liabilities related to non-designated hedges. For the years ended December 31, 2015 and 2014, income of $62 thousand and $39 thousand, respectively, was recorded in net income related to non-designated hedges.

The company has minimum collateral requirements with its counterparties for both cash flow hedges and non-hedge derivatives, which contain provisions, whereby if the company fails to maintain its status as a well/an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. As of December 31, 2015, the valuation of these derivatives surpassed the contractually specified minimum transfer amounts of $250 thousand, and $1.6 million had been pledged as collateral under the agreements. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Note 11—Borrowings

Short-term borrowing sources include federal funds purchased and the FHLB. The Bank has a $30.0 million credit line with its primary correspondent bank, which can be terminated at any time. The Bank also has six uncommitted lines of credit by national banks to borrow federal funds up to $88.0 million on an unsecured basis. The lines of credit are not confirmed lines or loans and can be cancelled at any time by the lender. One line for $10.0 million expires August 1, 2016, and one line for $15.0 million expires September 24, 2016. The other four lines for $63.0 million have no stated termination date. As of December 31, 2015, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

The Bank also has secured borrowing facilities with the FHLB and the FRB. Total credit availability as of December 31, 2015 under the FHLB facility was $291.2 million, which is equal to 30% of total assets as of the most recent prior quarter-end, and with a pledged, lendable collateral value of $47.5 million. Under this facility, as of December 31, 2015, there was one short-term, non-amortizing loan outstanding for $17.5 million, which matures March 28, 2016. Credit availability under the FRB facility, as of December 31, 2015, was $146.1 million, which is also based on pledged collateral. As December 31, 2015, the Bank had no federal funds purchased or long-term borrowings.

Interest on federal funds purchased is paid on a daily basis. Interest only is payable on a monthly basis on FHLB and FRB short-term borrowings.

On June 26, 2015, the company issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement (the “Subordinated Notes”). The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the company. The Subordinated Notes may not be redeemed by the company prior to June 26, 2020, except in the event (i) the Subordinated Notes no longer qualify as Tier 2 Capital as a result of a change in interpretation or application of law or regulation, or (ii) of a “Tax Event” (as defined under the Subordinated Note Purchase Agreement). The Subordinated Notes are unsecured and subordinate and junior in right of payments to the company’s secured and general creditors. Additionally, the company is not permitted to declare or pay any dividend or make any distribution on its capital stock or any other of its equity securities of any kind, except for dividends payable solely in shares of the company’s common stock, if the total risk-based capital ratio, Tier 1 risk-based capital ratio, or leverage ratio of the company or the Bank, becomes less than 10.0%, 6.0% or 5.0%, respectively. As of December 31, 2015, the outstanding balance of the Subordinated Notes, net of capitalized loan origination costs, was $8.4 million. For the year ended December 31, 2015, the effective interest rate, which includes the amortization of loan origination costs, on the Subordinated Notes was 7.13%.

On September 30, 2014, the company entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15.0 million (the “Credit Agreement”). The company borrowed $12.0 million upon the closing of the Credit Agreement on September 30, 2014 and had the right to borrow up to an additional $3.0 million under a delayed-draw term loan commitment (“Delayed Draw Loan”), subject to customary conditions, on or before September 30, 2015. On September 24, 2015, the company entered into an amendment to the Credit Agreement (the “Amendment”) that amends certain provisions of the Credit Agreement. Among other things, the Amendment modified the Credit Agreement by (i) increasing the company’s right to borrow under the Delayed Draw Loan to up to an additional $5.0 million, subject to customary conditions, and (ii) extending the date by which the company may draw under the Delayed Draw Loan to September 30, 2016. Repayments under the term loans were monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of $100 thousand principal, plus accrued interest, and unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal and interest will become due and payable in full. Borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time plus 2.75.% per annum, which was reduced from 30-day LIBOR in effect from time to time plus 3.5% pursuant to the Amendment. The Credit Agreement is unsecured, but the lender has the benefit of a negative pledge on all of the outstanding capital stock of the Bank. As of December 31, 2015, the outstanding balance borrowed under the Credit Agreement, net of capitalized loan origination costs, was $11.0 million. For the years ended December 31, 2015 and December 31, 2014, the effective interest rate, which includes the amortization of loan origination costs, on the unsecured senior term loan was 3.87% and 3.90%, respectively.

The Credit Agreement contains financial covenants that require: (1) the company to be, and to cause the Bank to be “well-capitalized”, as defined in federal banking regulations, at all times, (2) the Bank’s total risk-based capital ratio to be at least equal to 11.5% as of the last day of each fiscal quarter, (3) the Bank’s ratio of non-performing assets to tangible primary capital to be no more than 30% as of the last day of each fiscal quarter, (4) the Bank’s ratio of loan loss reserves, including loans discounts relating to acquired loans, to non-performing loans to be at least equal to 70% at all times, and (5) the company’s fixed charge coverage ratio, determined on a consolidated basis, to be at least 1.25 to 1.0 at the end of each fiscal quarter for the trailing four fiscal quarters. As of December 31, 2015, the company and the Bank, as applicable, were in compliance with these financial covenants.

Note 12—Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision.

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are recovered or settled. The company had no unrecognized tax benefits recorded as of December 31, 2015 and 2014.

The following table presents the components of the net deferred tax asset as of the dates stated. The company has concluded that it is more likely than not that its deferred tax assets will be utilized in future periods; therefore, no valuation allowance is recorded against all or a portion of its deferred tax assets.

	December 31, 2015	December 31, 2014
Deferred tax assets
Allowance for loan and lease losses	$3,950	$3,731
Start-up costs	1,476	1,640
Incentives related to leases	58	98
Compensation related	539	587
SERP related	747	762
Unrealized losses on derivatives	207	137
Unrealized losses on securities	140	159
Interest on nonaccrual loans	119	114
Fixed asset related	120	154
Basis in acquired OREO	34	357
Other acquisition accounting adjustments	—	19
Other tax assets	4	13

Gross deferred tax assets	7,394	7,771

	December 31, 2015	December 31, 2014
Deferred tax liabilities
Unearned loan costs in excess of loan fees	323	313
Basis in acquired loans	286	546
Core deposit intangibles	446	518
Unrealized gains on securities	73	42
Other tax liabilities	6	9

Gross deferred tax liabilities	1,134	1,428

Net deferred tax asset	$6,260	$6,343

The following table presents current and deferred income tax expense for the dates stated:

	December 31, 2015	December 31, 2014
Income before income tax expense	$5,637	$2,068

Current income tax expense	$1,465	$1,208
Deferred income tax benefit	(11)	(422)

Total income tax expense	$1,454	$786

The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	December 31, 2015		December 31, 2014
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$1,917	34.00%	$703	34.00%
State tax expense, net of federal benefit	6	0.10%	—	0.00%
Nondeductible expenses	14	0.26%	16	0.79%
Share-based compensation	26	0.46%	68	3.29%
Transaction-related expenses	—	0.00%	152	7.36%
Tax exempt income	(526)	-9.33%	(146)	-7.05%
Other	17	0.31%	(7)	-0.39%

Income tax expense reported	$1,454	25.80%	$786	38.00%

As of December 31, 2015, tax years prior to 2012 are closed to Internal Revenue Service examination.

Note 13—Earnings per Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated. Weighted average shares outstanding for the calculation of basic earnings per share include vested restricted stock units. Excluded from the computation of diluted earnings per common share were 242,598 and 271,842 shares related to options for the years ended December 31, 2015 and December 31, 2014, respectively, because their inclusion in the calculation would be anti-dilutive. The number of shares in the following table is in thousands.

	For the Years Ended December 31,
	2015	2014
Net income	$4,183	$1,282
Preferred stock dividend	(42)	(84)

Net income available to common shareholders	$4,141	$1,198

Weighted average shares outstanding, basic	13,104	11,535

	For the Years Ended December 31,
	2015	2014
Dilutive shares	203	161

Weighted average shares outstanding, diluted	13,307	11,696

Earnings per common share, basic	$0.32	$0.10

Earnings per common share, diluted	$0.31	$0.10

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

	For the Years Ended December 31,
	2015	2014
Shares of common stock repurchased	11,200	43,900
Total price paid for common stock repurchased	$71	$265
Average price paid per common share	$6.36	$6.04

Note 15—Share-based Compensation

The company has three share-based compensation plans. The 2003 Stock Incentive Plan was for directors, officers and employees of First Bankshares. Of the 137,500 shares of common stock available for granting stock options under this plan, 94,493 options were granted to First Bankshares directors and key employees under the plan and were fully vested. There were no stock options outstanding under this plan at December 31, 2015 and December 31, 2014. The company does not intend to grant any additional awards under this plan.

The 2012 Xenith Bankshares, Inc. Stock Incentive Plan (the “2012 Plan”), which amended and restated the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), was approved by the company’s shareholders in May 2012. The 2012 Plan was amended and the amendments were approved by the company’s shareholders in May 2014. The 2012 Plan covers all of the formerly awarded options under the 2009 Plan as well as any awards made since May 2012. Under the 2012 Plan, the company may grant options to purchase common stock, restricted stock and restricted stock units to the company’s directors, officers and employees. As of December 31, 2015, there were 1,657,337 shares of the company’s common stock available for grant under the 2012 Plan.

In connection with the CVB Acquisition, the company adopted the 2004 Equity Compensation Plan of CVB (the “CVB Equity Plan”), which was for directors and key employees of CVB. An aggregate of 39,004 options to purchase shares of CVB common stock outstanding at the effective date of the CVB Acquisition were converted into an aggregate of 103,355 options to purchase shares of Xenith Bankshares common stock based on the Exchange Ratio. All options were fully vested at the effective date of the CVB Acquisition. These stock options remained outstanding following the CVB Acquisition and are exercisable for shares of the company’s common stock. Of these stock options, 17,092 remained outstanding at December 31, 2015. The company does not intend to grant any additional awards under the CVB Equity Plan.

Restricted stock and units awarded under the 2012 Plan generally vest over one or three years. Stock options awarded under the 2012 Plan generally vest over three years and expire ten years from the date of grant. Options are granted at a price equal to fair market value at the date of grant.

The following table summarizes stock option activity for the periods stated:

		Weighted		Weighted
	Number of	Average	Options	Average
	Stock Options	Exercise Price	Exercisable	Exercise Price
Balance at December 31, 2013	779,590	$6.51	499,564	$7.84
Granted	103,355	6.79
Exercised	(14,586)	3.97
Forfeited/expired	(75,877)	9.91

Balance at December 31, 2014	792,482	$6.44	681,272	$6.82
Granted	—	—
Exercised	(15,355)	4.72
Forfeited/expired	(9,275)	8.31

Balance at December 31, 2015	767,852	$6.45	767,518	$6.45

A summary of stock options outstanding and exercisable as of December 31, 2015 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Total Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Total Aggregate Intrinsic Value
$ 2.55 - 3.90	146,600	6.07	$3.56	$574,911	146,600	6.07	$3.56	$574,911
$ 4.01 - 4.72	357,250	6.34	4.31	1,134,007	357,250	6.34	4.31	1,134,007
$ 5.33 - 6.61	25,842	4.67	5.98	38,758	25,508	4.62	5.98	38,170
$ 11.49	238,160	3.97	11.49	—	238,160	3.97	11.49	—

	767,852	5.50	$6.45	$1,747,676	767,518	5.41	$6.45	$1,747,088

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on implied volatility of the company’s stock. The company estimates option exercises and forfeitures within the valuation model. All options are expected to vest, and no dividends are assumed. Changes in the fair value of options (in the event of an award modification) are reflected as an adjustment to compensation expense in the period in which the change occurs. The risk-free rate for the period within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table presents the assumptions for the period stated:

2014
Expected life in years	2.3
Expected volatility	50.0%
Risk-free interest rate	0.02 - 1.89%
Weighted average risk-free rate	0.57%

No stock options were granted during the year ended December 31, 2015.

The following table summarizes non-vested stock option activity for the periods stated:

		Weighted
		Average
		Grant-Date
	Stock Options	Fair Value
Balance at December 31, 2013	280,026	$1.95
Granted	103,355	1.29
Vested	(272,171)	1.21
Forfeited/expired	—	—

Balance at December 31, 2014	111,210	$1.94
Granted	—	—
Vested	(110,876)	1.94
Forfeited/expired	—	—

Balance at December 31, 2015	334	$2.78

The following table summarizes non-vested restricted stock activity, including restricted stock units, for the year ended December 31, 2015.

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Balance at December 31, 2013	64,204	$5.80
Granted	130,920	6.01
Vested	(84,964)	5.95
Forfeited/expired	—	—

Balance at December 31, 2014	110,160	$5.94
Granted	140,177	6.28
Vested	(114,109)	6.38
Forfeited/expired	(3,834)	6.25

Balance at December 31, 2015	132,394	$6.16

Total share-based compensation expense for the years ended December 31, 2015 and 2014 was $729 thousand and $872 thousand, respectively. As of December 31, 2015, total unrecognized compensation cost related to non-vested awards was $482 thousand, expected to be recognized over a weighted-average period of 1.23 years.

Note 16—401(k) Plan

The company has a 401(k) defined contribution plan covering all eligible employees. There are no age or service requirements. The company has elected to provide a safe harbor matching contribution of 100% of the first 1% of contributions made by the employee and 50% of the next 5% of contributions. The company recorded expense of $343 thousand and $327 thousand for the years ended December 31, 2015 and 2014, respectively, for plan matching contributions.

Note 17—Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (the “SERP”). The SERP provides for the payment of supplemental retirement benefits to three former CVB executives. All benefits to the employees are fully vested and payments may begin six months following the employee’s termination of employment, as defined by the SERP. As of December 31, 2015, two former CVB employees are receiving payments under the SERP. For the twelve months ended December 31, 2015 and December 31, 2014, the company paid $158 thousand and $39 thousand of benefits, respectively, to these former employees. As of December 31, 2015, a $2.2 million liability was recorded on the company’s consolidated balance sheet related to the SERP. A discount rate of 4% was used in determining the SERP liability.

The company also has established a grantor trust (rabbi trust) as a source of funds to pay benefits under the SERP. As of December 31, 2015, $1.8 million in cash and investment securities was held in the rabbi trust and is recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 18—Related Parties

Both the company’s and the Bank’s officers and directors and their related interests have various types of loans with the Bank. As of December 31, 2015 and 2014, the total of these related-party loans outstanding was $897 thousand and $706 thousand, respectively. New loans to officers and directors in 2015 and 2014 totaled $0 thousand and $10 thousand, respectively, and repayments in 2015 and 2014 amounted to $60 thousand and $49 thousand, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits of officers and directors as of December 31, 2015 and 2014 totaled $2.3 million and $3.1 million, respectively.

Note 19—Senior Non-Cumulative Perpetual Preferred Stock

On June 30, 2015, the company completed the redemption of all of the outstanding 8,381 shares ($8.4 million) of the SBLF Preferred Stock. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption. For the years ending December 31, 2015 and 2014, the company’s dividend on the SBLF Preferred Stock was $42 thousand and $84 thousand, respectively. The effective dividend rate was 1% for all periods for which a dividend was paid.

Note 20—Warrants

As of December 31, 2015, an aggregate of 563,760 warrants to purchase shares of Xenith Bankshares common stock at an exercise price of $11.49 per share were outstanding. These warrants are exercisable immediately and expire on May 8, 2019.

Note 21—Dividend Restrictions

Under Virginia law, no dividend may be declared or paid out of a Virginia charter bank’s paid-in capital. Xenith Bankshares, as the holding company for Xenith Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the company’s financial soundness and may also permit the payment of dividends not otherwise allowed by Virginia law. The Credit Agreement also imposes restrictions on the ability of the company to pay dividends if an event of default exists, as defined pursuant to the Credit Agreement. The terms of the Subordinated Notes further restrict the company from paying a dividend while an event of default exists and from paying a cash dividend if certain regulatory capital ratios are below certain levels, as defined under the agreement. The company has not declared or paid any dividends on its common stock.

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

On December 7, 2009, BankCap Partners received approval from the Federal Reserve to acquire up to 65.02% of the common stock of First Bankshares (now Xenith Bankshares), and indirectly, SuffolkFirst Bank (now Xenith Bank). The approval order contained a condition applicable to the Bank that provided that the Bank must operate within the parameters of its business plan, which set forth minimum leverage and risk-based capital ratios through 2012. Subsequent to meeting the requirements set forth in this business plan, the company is required to maintain capital ratios categorizing it as “well-capitalized.”

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain minimum common equity Tier 1, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. In July 2013, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved a final rule establishing a regulatory capital framework that implements in the U.S. the Basel Committee’s Revised Framework to the International Convergence of Capital Management and Capital Standards regulatory capital reforms from the Basel Committee on Banking Supervision (the “Basel Committee”) and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) (the “Basel III Rules”). These rules implemented higher minimum capital requirements for bank holding companies and banks, included the new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.

The minimum capital level requirements applicable to the company and the Bank under the Basel III Rules are: (i) a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The company was subject to these new minimum capital level requirements beginning January 1, 2015.

The Basel III Rules set forth changes in the methods of calculating certain risk-weighted assets that are deemed to be of higher risk, which in turn affect the calculation of risk-based ratios. These changes were also effective beginning January 1, 2015. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

The Basel III Rules also introduce a “capital conservation buffer,” which is an addition of 2.5% to each minimum capital ratio requirement and is phased-in over a three-year period beginning in January 2016. Banks not meeting the “buffered” ratios are subject to limitations on certain activities, including payment of dividends, share repurchases and payment of discretionary bonuses to executive officers.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The bank regulatory agencies could impose higher capital requirements to meet “well capitalized” standards, and any future regulatory change could impose higher capital standards as a routine matter.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks were able to elect on a one-time basis in their March 31, 2015 quarterly filings to permanently opt-out out of the requirement to include most AOCI components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, the company made such election to exclude AOCI from capital.

As of December 31, 2015, the company is considered to be well-capitalized under the published regulatory definition of a well-capitalized bank. There are no conditions or events since December 31, 2015 that management believes has changed the Bank’s status as well-capitalized.

The following table presents the capital, for the various capital ratios, and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	December 31, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank		Xenith Bankshares
Common equity Tier 1 capital	$106,966	$89,372	$	N/A	$	N/A
Tier 1 capital	106,966	89,372		94,980		86,016
Total risk-based capital	114,816	105,607		101,669		92,705
Risk-weighted assets	900,956	901,660		781,881		782,204

The following table presents capital ratios for the Bank and Xenith Bankshares as of the dates stated and minimum capital ratios required by the company’s regulators as of December 31, 2015:

	December 31, 2015		December 31, 2014
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Common equity Tier 1 capital ratio	11.87%	9.91%	N/A	N/A	4.50%	> 6.50%
Tier 1 leverage ratio	10.28%	8.58%	10.30%	9.34%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	11.87%	9.91%	12.15%	11.00%	6.00%	> 8.00%
Total risk-based capital ratio	12.74%	11.71%	13.00%	11.85%	8.00%	> 10.00%

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

The following table presents unfunded commitments outstanding as of the dates stated:

	December 31, 2015	December 31, 2014
Commercial lines of credit	$177,846	$127,363
Commercial real estate	60,380	63,950
Residential real estate	12,104	10,949
Consumer	2,982	2,936
Letters of credit	7,679	9,777

Total commitments	$260,991	$214,975

The company has entered into non-cancelable agreements to lease five of its facilities with remaining terms of approximately one to eight years. The following table presents the future minimum annual commitments under non-cancelable leases in effect at December 31, 2015, for the years stated. Rent expense under operating leases for banking facilities was $954 thousand and $929 thousand for the years ended December 31, 2015 and 2014, respectively.

Year	Commitment
2016	$839
2017	925
2018	897
2019	614
2020	375

Total lease commitments	$3,650

The Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of December 31, 2015, the Bank had invested $750 thousand; an additional $250 thousand will be funded at the request of the general partner of the limited partnership. The Bank also has a $1.0 million commitment to invest in a Virginia limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

Additionally, the company has commitments under service agreements to make minimum payments over a period of years or incur early termination penalties. The most significant of these agreements is the company’s agreement with its core processor, which terminates in December 2020, though is terminable with 180 days notice and payment of financial penalties.

The following table presents current minimum annual commitments under non-cancelable service agreements as of December 31, 2015 for the years stated:

Year	Commitment
2016	$1,177
2017	921
2018	905
2019	905
2020	887

Total contractual commitments	$4,795

Note 24—Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer loans. Consumer loans are primarily to residents of or owners of businesses in the company’s market area. As of December 31, 2015 and 2014, the Bank had loans secured by commercial and residential real estate located primarily within the Bank’s market area representing $451.9 million, or 58.0% of total loans, and $431.5 million, or 57.5% of total loans, respectively. A major factor in determining borrowers’ ability to honor their agreements, as well as the Bank’s ability to realize the value of any underlying collateral, if necessary, is influenced by economic conditions in this market area.

The Bank maintains cash balances with several financial institutions. These accounts are insured by the FDIC up to $250,000. At December 31, 2015 and 2014, the Bank had $11.2 million and $23.3 million, respectively, of uninsured funds in these financial institutions.

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

Securities available for sale:

Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other real estate owned:

OREO is measured at the asset’s fair value less costs for disposal. The company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions, which are based on current market analysis or recent appraisals. OREO is classified as a nonrecurring Level 3 valuation.

Impaired loans:

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of December 31, 2015, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015 and 2014, the company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy, as of December 31, 2015 and 2014.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of December 31, 2015 Using
	December 31, 2015 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities - fixed rate	$7,947	$—	$7,947	$—
Commercial mortgage-backed securities - fixed rate	36,030	—	36,030	—
Municipals	79,056	—	79,056	—
Collateralized mortgage obligations	7,830	—	7,830	—

		Fair Value Measurements as of December 31, 2015 Using
	December 31, 2015 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash flow hedge - liability	(629)	—	(629)	—
Interest rate derivative - asset	532	—	532	—
Interest rate derivative - liability	(560)	—	(560)	—
Other assets	1,846	1,846	—	—
Assets measured on a nonrecurring basis:
Impaired loans	12,162	—	—	12,162
Other real estate owned	533	—	—	533

		Fair Value Measurements as of December 31, 2014 Using
	December 31, 2014 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities
- Fixed rate	11,543	—	11,543	—
- Variable rate	4,239	—	4,239	—
Municipals	38,595	9,021	29,574	—
Collateralized mortgage obligations	9,964	—	9,964	—
Cash flow hedge - liability	(423)	—	(423)	—
Interest rate derivative - asset	809	—	809	—
Interest rate derivative - liability	(852)	—	(852)	—
Other assets	2,030	2,030	—	—
Assets measured on a nonrecurring basis:
Impaired loans	10,562	—	—	10,562
Other real estate owned	1,140	—	—	1,140

Certain municipal securities, in an aggregate amount of $9.0 million as of December 31, 2014, were classified as Level 1 as of December 31, 2014, and subsequent to December 31, 2014 as Level 2. All of these securities were purchased in December 2014. The fair value of these securities as of December 31, 2014 reflected the trade or purchase price and, therefore, were classified as Level 1. Subsequent to trade date, these securities were classified as Level 2.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$12,162	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	533	Market analysis or recent appraisals	Disposal costs	N/A

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$10,562	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%
Other real estate owned (1)	1,140	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	December 31, 2015		Fair Value Measurements as of December 31, 2015 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$40,242	$40,242	$40,242	$—	$—
Federal funds sold	21,703	21,703	—	21,703	—
Securities available for sale	130,863	130,863	—	130,863	—
Securities held to maturity	9,270	9,769	—	9,769	—
Loans, net	772,178	772,276	—	—	772,276
Interest rate derivative	532	532	—	532	—
Accrued interest receivable	4,430	4,430	—	4,430	—
Other assets	1,846	1,846	1,846	—	—
Financial liabilities:
Cash flow hedge	$629	$629	$—	$629	$—
Interest rate derivative	560	560	—	560	—
Borrowings	36,861	36,861	—	36,861	—
Deposits	889,030	879,700	—	879,700	—
Accrued interest payable	426	426	—	426	—

	December 31, 2014		Fair Value Measurements as of December 31, 2014 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$34,666	$34,666	$34,666	$—	$—
Federal funds sold	4,533	4,533	—	4,533	—
Securities available for sale	64,341	64,341	9,021	55,320	—
Securities held to maturity	9,279	9,683	—	9,683	—
Loans, net	744,626	745,187	—	—	745,187
Interest rate derivative	809	809	—	809	—
Accrued interest receivable	3,498	3,498	—	3,498	—
Other assets	2,030	2,030	2,030	—	—
Financial liabilities:
Cash flow hedge	$423	$423	$—	$423	$—
Interest rate derivative	852	852	—	852	—
Long-term borrowings	32,000	32,000	—	32,000	—
Deposits	772,911	771,997	—	771,997	—
Accrued interest payable	276	276	—	276	—

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

Note 26—Parent Company Financial Statements

Xenith Bankshares, Inc. is the parent company of Xenith Bank. The following table presents the assets, liabilities and shareholders’ equity of Xenith Bankshares, Inc. as of the dates stated:

	December 31, 2015	December 31, 2014
Assets
Cash	$640	$2,743
Investment in subsidiary	120,283	114,569
Income tax receivable	602	344
Other assets	734	583

Total assets	$122,259	$118,239

Liabilities and shareholders’ equity
Accounts payable	$209	$18
Senior term loan	10,976	12,000
Subordinated notes	8,385	—

	December 31, 2015	December 31, 2014
Total liabilities	19,570	12,018
Shareholders’ equity
Preferred stock, $1.00 par value, 25,000,000 shares authorized as of December 31, 2015 and 2014; 0 shares issued and outstanding as of December 31, 2015 and 8,381 shares ($1,000 liquidation value) issued and outstanding as of December 31, 2014	—	8,381
Common stock, $1.00 par value, 100,000,000 shares authorized as of
December 31, 2015 and 2014; 12,996,622 shares issued and outstanding as of December 31, 2015 and 12,929,834 shares issued and outstanding as of December 31, 2014	12,997	12,930
Additional paid-in capital	86,684	86,016
Retained earnings (accumulated deficit)	3,581	(560)
Accumulated other comprehensive loss, net of tax	(573)	(546)

Total shareholders’ equity	102,689	106,221

Total liabilities and shareholders’ equity	$122,259	$118,239

The following table presents the income statements of Xenith Bankshares, Inc. for the years ended:

	December 31, 2015	December 31, 2014
Expense
Senior term loan interest	$444	$119
Subordinated notes interest	314	—
Other operating expense	327	318

Total expense	1,085	437

Loss before income taxes and equity in undistributed income of subsidiary	(1,085)	(437)
Income tax benefit	369	149
Equity in undistributed income of subsidiary	4,899	1,570

Net income	$4,183	$1,282

Comprehensive income	$4,156	$1,908

The following table presents the cash flow statements of Xenith Bankshares, Inc. for the years ended:

	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net income	$4,183	$1,282
Equity in undistributed earnings of subsidiary	(4,899)	(1,570)
Net change in other liabilities	(539)	(723)
Net change in other assets	(654)	(969)

Net cash used in operating activities	(1,909)	(1,980)

Cash flows from investing activities
Investments in and advances to subsidiary	623	(13,768)

Net cash provided by (used in) investing activities	623	(13,768)

Cash flows from financing activities
Proceeds from senior term loan	—	12,000
Proceeds from subordinated notes	8,500	—
Repayment of long term debt	(900)	—
Issuance of common stock, net of issuance costs	77	5,615

	December 31, 2015	December 31, 2014
Repurchase of common stock	(71)	(265)
Redemption of preferred stock	(8,381)	—
Preferred stock dividend	(42)	(84)

Net cash (used in) provided by financing activities	(817)	17,266

Net (decrease) increase in cash and cash equivalents	(2,103)	1,518
Cash and cash equivalents
Beginning of year	2,743	1,225

End of year	$640	$2,743

Note 27—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The company is evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the ASU requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of this standard did not have a significant impact on the company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02”). The amendments in this ASU modify the guidance companies use to account for leases by increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The company is evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

Note 28—Subsequent Events

On February 10, 2016, Xenith Bankshares, Inc. announced, in a joint release with Hampton Roads Bankshares, Inc. (“Hampton Roads Bankshares”), that the companies had reached a definitive agreement to merge (the “HRB Merger”). Under the terms of the agreement, the company’s shareholders will receive 4.4 shares of Hampton Roads Bankshares’ common stock for each share of the company’s common stock. Immediately following the completion of the HRB Merger, the Bank will merge with and into Hampton Roads Bankshares’ wholly-owned subsidiary, Bank of Hampton Roads. The combined company will adopt the name Xenith Bankshares, Inc. for the holding company and the name Xenith Bank for the combined bank and will be headquartered in Richmond, Virginia. The completion of the HRB Merger, which is expected to occur in the third quarter of 2016, is subject to regulatory approvals and the approval of the shareholders of both companies, as well as customary closing conditions.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit pursuant to the rules and regulations of the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company to disclose material information otherwise required to be set forth in periodic reports.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “2013 Internal Control—Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as us, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the company’s 2016 Annual Meeting of Shareholders.

Item 10—Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

T. Gaylon Layfield, III, 64, has been President and Chief Executive Officer of both our company and the Bank since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He has also served as director of both the company and the Bank since December 22, 2009.

Thomas W. Osgood, 60, has been Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and the Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Ronald E. Davis, 64, has been Executive Vice President and Corporate Secretary of the company since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. He currently serves Xenith Bank as Executive Vice President and Chief Operations and Technology Officer, having previously served as Chief Lending Officer from December 22, 2009 until October 2011. He also served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Wellington W. Cottrell, III, 61, has been Executive Vice President and Chief Credit Officer of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

W. Jefferson O’Flaherty, 63, has been Executive Vice President of Xenith Bank responsible for its private banking business since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Edward H. Phillips, Jr., 48, has been Executive Vice President and Chief Lending Officer of Xenith Bank since October 2011. Mr. Phillips joined Xenith Bank in September 2008 as Senior Vice President – Commercial Lending.

Judy C. Gavant, 56, has been the Senior Vice President and Controller of Xenith Bank since August 2010. From September 2005 until the end of July 2010, she held the positions of Director, Finance—Corporate and Business Development, as well as Director and Assistant Controller overseeing financial reporting for Owens & Minor, Inc., a leading national distributor of name-brand medical and surgical supplies and a healthcare supply chain management company.

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

Item 11—Executive Compensation

The information set forth under the captions “Proposal No. 1—Election of Directors—Compensation of Non-Employee Directors for 2015” and “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2015 with respect to certain compensation plans under which equity securities of the company are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan (1)	—	$—	—
2004 CVB Equity Plan (2)	17,092	$4.02	—
2012 Stock Incentive Plan (3)	750,760	6.50	906,577

Total	767,852	$6.45	906,577

(1)	The 2003 Stock Option Plan has expired.
(2)	The 2004 CVB Equity Plan has expired.
(3)	In connection with the First Bankshares Merger, Xenith Bankshares assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan, which was further amended and restated, continuing as the 2012 Xenith Bankshares, Inc. Stock Incentive Plan, as amended.

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

PART IV

Item 15—Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Plan of Share Exchange, by and between First Bankshares, Inc. and SuffolkFirst Bank, dated March 5, 2008 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2008 (File No. 000-53380)).

2.2	Agreement of Merger, dated as of May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 14, 2009 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.2.1	Amendment No. 1, dated as of August 14, 2009, to Agreement of Merger, dated May 12, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.1 to Current Report on Form 8-K filed August 14, 2009 (File No. 000-53380)).

2.2.2	Amendment No. 2, dated as of October 15, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.2 to Current Report on Form 8-K filed October 16, 2009 (File No. 000-53380)).

2.2.3	Amendment No. 3, dated as of October 30, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009 and as of October 15, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.3 to Current Report on Form 8-K filed November 5, 2009 (File No. 000-53380)).

2.2.4	Amendment No. 4, dated as of November 19, 2009, to Agreement of Merger, dated May 12, 2009 and amended as of August 14, 2009, as of October 15, 2009, and as of October 30, 2009, between First Bankshares, Inc. and Xenith Corporation (incorporated herein by reference to Exhibit 2.2.4 to Current Report on Form 8-K filed November 25, 2009 (File No. 000-53380)).

2.3	Purchase and Assumption Agreement, dated as of June 1, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed June 3, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.3.1	Amended and Restated Purchase Assumption Agreement, dated as of July 25, 2011, by and between Xenith Bank and Paragon Commercial Bank (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.4	Purchase and Assumption Agreement, dated as of July 29, 2011, among the Federal Insurance Deposit Corporation, Receiver of Virginia Business Bank, the Federal Insurance Corporation and Xenith Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 4, 2011 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

2.5	Agreement of Merger, dated as of March 20, 2014, among Colonial Virginia Bank, Xenith Bankshares, Inc. and Xenith Bank (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 25, 2014 (File No. 000-53380)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.)

3.1	Amended and Restated Articles of Incorporation of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 7, 2015 (File No. 000-53380)).

3.2	Amended and Restated Bylaws of Xenith Bankshares, Inc. (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.1	Investor Rights Agreement, dated as of June 26, 2009, among Xenith Corporation and the Investor Shareholders and Other Shareholders Listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-57380)).

Exhibit Number	Description

4.2	First Amendment to Investor Rights Agreement, dated as of December 21, 2009, among Xenith Corporation, BCP Fund I Virginia Holdings, LLC and the Holders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).

4.3	Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, among Xenith Bankshares, Inc., BCP Fund I Virginia Holdings, LLC and the Holders (as defined therein) (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form S-1 filed December 30, 2010 (Registration No. 333-170856)).

4.4	Form of 6.75% Subordinated Notes due 2025 (included as Exhibit 4 to Exhibit 10.18 hereto)

10.1	First Bankshares, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 filed August 21, 2008 (Registration No. 333-153118)).*

10.2	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).*

10.3	Form of Employee Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 7, 2009 (File No. 000-53380)).*

10.4	Xenith Bankshares, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2014 (File No. 000-53380)).*

10.5	Form of Executive Officer Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.6	Form of Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.7	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and T. Gaylon Layfield, III (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).*

10.8	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Thomas W. Osgood (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 29, 2009 (File No. 000-53380)).*

10.9	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and Ronald E. Davis (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.10	Employment Agreement dated as of May 8, 2009, between Xenith Corporation and Wellington W. Cottrell, III (incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.11	Employment Agreement, dated as of May 8, 2009, between Xenith Corporation and W. Jefferson O’Flaherty (incorporated herein by reference to Exhibit 10.11 to Annual Report on Form 10-K filed March 31, 2010 (File No. 000-53380)).*

10.12	Small Business Lending Fund-Securities Purchase Agreement, dated September 21, 2011, between Xenith Bankshares, Inc. and the Secretary of the Treasury (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2011 (File No. 000-53380)).

10.13	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 29, 2013 (File No. 000-53380)).*

10.14	Form of Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2014 (File No. 000-53380)).*

10.15	Colonial Virginia Bank 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed July 8, 2014 (File No. 333-197310)).*

10.16	Credit Agreement, dated as of September 30, 2014, between Xenith Bankshares, Inc. and Raymond James Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 1, 2014 (File No. 000-53380)).

10.16.1	Amendment to Credit Agreement dated as of September 24, 2015, between Xenith Bankshares, Inc. and Raymond James Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 29, 2015 (File No. 000-53380)).

Exhibit Number	Description

10.17	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 1, 2014 (File No. 000-53380)).

10.18	Subordinated Note Repurchase Agreement, dated as of June 19, 2015, among Xenith Bankshares, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 25, 2015 (File No. 000-53380)).

21.1	Subsidiaries.

23.1	Consent of BDO USA, LLP.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC. (Registrant)

March 9, 2016	/S/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. GAYLON LAYFIELD, III T. Gaylon Layfield, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016

/S/ THOMAS W. OSGOOD Thomas W. Osgood	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Financial Officer)	March 9, 2016

/S/ JUDY C. GAVANT Judy C. Gavant	Senior Vice President and Controller (Principal Accounting Officer)	March 9, 2016

/S/ THOMAS G. SNEAD Thomas G. Snead	Chairman and Director	March 9, 2016

/S/ LARRY L. FELTON Larry L. Felton	Director	March 9, 2016

/S/ PALMER P. GARSON Palmer P. Garson	Director	March 9, 2016

/S/ PATRICK D. HANLEY Patrick D. Hanley	Director	March 9, 2016

/S/ PETER C. JACKSON Peter C. Jackson	Director	March 9, 2016

/S/ MICHAEL A. MANCUSI Michael A. Mancusi	Director	March 9, 2016

/S/ ROBERT J. MERRICK Robert J. Merrick	Director	March 9, 2016

/S/ SCOTT A. REED Scott A. Reed	Director	March 9, 2016

/S/ MARK B. SISISKY Mark B. Sisisky	Director	March 9, 2016