Form 10-K/A
period 2015-12-31
Xenith Bankshares, Inc.
filed 2016-04-29
CIK 1442741

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Xenith Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is to be filed no later than 120 days after the Company’s fiscal year ended December 31, 2015. Given the expected timing for the completion of the merger between the Company and Hampton Roads Bankshares, Inc., announced on February 10, 2016, the Company is filing this Amendment No. 1 to include Part III information in its Form 10-K because it does not intend to file a definitive proxy statement within 120 days of its fiscal year ended December 31, 2015.

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended to include currently dated certificates of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Unless the context requires otherwise or unless otherwise noted all references to “Xenith Bankshares,” “company,” “we,” “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively.

Board Composition

Our bylaws provide that our Board of Directors consists of a minimum of eight directors and a maximum of 20 directors. Our Board of Directors currently consists of the 10 directors named below. Set forth below is certain information about the members of our Board of Directors, including the experiences, qualifications, attributes or skills that caused the Governance and Compensation Committee of our Board of Directors (the “Governance and Compensation Committee”) and our Board of Directors to determine that the individual should serve as a director.

Larry L. Felton

Mr. Felton, age 70, has served on our Board of Directors since December 2001. He also serves on the board of directors of Xenith Bank. Mr. Felton is retired. From 1970 until retirement in 2004, Mr. Felton was employed by Angus I. Hines, Inc., a petroleum distributor and convenience store chain in Virginia where Mr. Felton served as Chief Operating Officer, Vice-President-Finance and Administration, and Treasurer. Mr. Felton was one of the founding directors of SuffolkFirst Bank (now known as Xenith Bank) and its parent bank holding company, First Bankshares, Inc. (now Xenith Bankshares, Inc.). He was a former director of James River Bank/Colonial (formerly Bank of Suffolk), and served on the audit committee of that bank’s holding company, James River Bankshares, Inc., which was purchased by First Virginia Bank in June 2001. Mr. Felton has been a director of Western Branch Metals, LC, a distributor of steel boat shafts, since 1995.

Mr. Felton has experience operating and managing businesses similar to the types of businesses we are targeting for our banking business and corporate governance experience from his past board service.

Palmer P. Garson

Ms. Garson, age 59, has served on our Board of Directors since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009, which was the effective date of the merger of Xenith Corporation with and into First Bankshares, Inc. (now Xenith Bankshares) (the “FBS merger”). She also serves on the board of directors of Xenith Bank. Ms. Garson has been a Managing Director of Silvercrest Asset Management Group, LLC, a wealth and management firm, since March 2014. Previously, she was a Managing Director of Cary Street Partners, LLC, a wealth management and investment banking company, from 2007 to 2014. Prior to joining Cary Street Partners, LLC, Ms. Garson was a co-founder and Managing Partner of Jefferson Capital Partners, a private equity firm focused on providing growth financing to well-managed, late stage, rapidly growing companies, primarily in the consumer, business services, education, health care and selected information technology industries, from 1989 to 2007. Prior to co-founding Jefferson Capital Group, Ltd. in 1989, Ms. Garson developed extensive corporate finance and investment banking experience while working for A.G. Edwards from 1987 to 1989, for Morgan Stanley & Co. from 1983 to 1986, and for Mellon Bank from 1979 to 1981. Ms. Garson’s primary focus as an investment banker was in the field of mergers and acquisitions. Ms. Garson currently serves on the board of directors of First Street, a Jefferson Capital Partners portfolio company.

Ms. Garson has extensive corporate finance experience with several industries and extensive board experience from her past board service.

Patrick D. Hanley

Mr. Hanley, age 71, has served on our Board of Directors since January 20, 2010. He also serves on the board of directors of Xenith Bank. Mr. Hanley serves as non-executive chairman of the board of Gallium Technologies, LLC, a company that designs accounts receivable collection software, since January 2012 and served as its Chief Executive Officer from August 2009 to January 2012. Prior to his work with Gallium Technologies, LLC, Mr. Hanley served as Senior Vice President-Finance and Accounting of UPS Ground Freight, Inc., formerly Overnite Corporation, a truckload and less-than-truckload carrier and wholly-owned subsidiary of United Parcel Service, Inc., from August 2005 to October 2007, also having previously served as Director, Senior Vice President and Chief Financial Officer of Overnite Corporation from October 2003 through July 2005. Mr. Hanley serves on the board of directors of NewMarket Corporation (NYSE: NEU), where he serves on the nominating and corporate governance committee and as chairman of the audit committee.

Mr. Hanley has extensive knowledge on the management of public companies and significant accounting, finance and SEC reporting experience.

Peter C. Jackson

Mr. Jackson, age 54, has served on our Board of Directors since December 2001. He also serves on the board of directors of Xenith Bank. Mr. Jackson has been President of Jackson Real Estate, a family owned and operated real estate business, and a director of Western Branch Metals, LC since 1999. From 1992 to 1999, Mr. Jackson was a Vice President at James River Bank/Colonial (formerly Bank of Suffolk), a subsidiary of James River Bankshares, Inc., which was purchased by First Virginia Bank in June 2001. Mr. Jackson was one of the founding directors of SuffolkFirst Bank (now known as Xenith Bank). Mr. Jackson is a 1996 graduate of the University of Virginia’s McIntire School of Commerce. Mr. Jackson serves on the board of directors of the Community Action Coalition of Virginia. In 2012, Mr. Jackson was appointed to the Board of Zoning Appeals for the City of Suffolk, Virginia.

Mr. Jackson has significant experience in the management of banks and public bank holding companies, including through his past board service, and knowledge of the Hampton Roads real estate markets, especially the Suffolk real estate market.

T. Gaylon Layfield, III

Mr. Layfield, age 64, has served on our Board of Directors since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. He also serves on the board of directors of Xenith Bank. Mr. Layfield has been President and Chief Executive Officer of both Xenith Bankshares and Xenith Bank since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He is the former President of Timber Resource Management, L.L.C., a privately held timber investment management organization, having previously served in various increasing roles of responsibility with Signet Banking Corporation (“Signet”), a $12 billion bank holding company that was acquired by First Union Corporation (now Wells Fargo & Company) from 1975 until Signet’s acquisition in November 1997. From December 1996 to November 1997, Mr. Layfield was President and Chief Operating Officer of Signet and served on Signet’s board of directors, its management committee, its asset and liability committee and its credit policy committee. Mr. Layfield served as Senior Executive Vice President and on Signet’s management and senior credit committees from 1988 to 1996. From 1991 until 1996, Mr. Layfield was responsible for Signet’s Consumer Banking, which included the branch delivery system, Signet Financial Services, Signet Mortgage Company, Educational Funding, Telephone Banking Center, Trust/Affluent and Small Business banking, having previously been head of Signet’s commercial line of business from 1987 to 1991. Mr. Layfield served as Signet’s Executive Vice President from 1986 to 1988, Regional Executive Officer of Signet’s Hampton Roads Region from 1983 to 1986, officer-in-charge of Signet’s National/International division from 1982 to 1983 and officer-in-charge of Commercial Lending for Signet’s Capital Division from 1980 to 1982. He joined Signet in 1975 as an international credit analyst and for the next five years, he held various positions in the International Division, including officer-in-charge of Business Development.

Mr. Layfield has extensive executive bank management and public bank holding company experience, as well as significant knowledge about the mid-Atlantic region business and banking environment.

Michael A. Mancusi

Mr. Mancusi, age 72, has served on our Board of Directors since February 2, 2012. He also serves on the board of directors of Xenith Bank. Mr. Mancusi is currently a Managing Director in the Forensic and Litigation Consulting practice of FTI Consulting LLC, a global business advisory firm that provides consulting solutions to a wide range of industries, including banking and financial services companies. In 1986, Mr. Mancusi co-founded The Secura Group where he served as Managing Director and Chief Executive Officer from 1993 to 2007, when the firm was acquired by LECG, LLC, which later sold the firm to FTI Consulting LLC in March 2011. Mr. Mancusi consulted on a wide variety of issues, including risk management, the credit management process, regulatory compliance, and management and organizational issues. Prior to co-founding The Secura Group, Mr. Mancusi spent 18 years with the Office of the Comptroller of the Currency (“OCC”) as an examiner and senior policy maker. He was a member of the Comptroller’s policy group, the OCC’s Senior Management Committee.

Mr. Mancusi has significant experience advising businesses, specifically, financial services businesses, and extensive experience as a bank regulator.

Robert J. Merrick

Mr. Merrick, age 71, has served on our Board of Directors since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. He also serves on the board of directors of Xenith Bank. Mr. Merrick is retired, having formerly served as the Chief Investment Officer of MCG Capital Corporation (“MCG”), a business development company (NASDAQ: MCGC), from 1998 until June 2009. Mr. Merrick was also on MCG’s board of directors where he served as chairman of the investment committee, a member of the enterprise risk committee and a member of the credit committee until his resignation on June 17, 2009.

Mr. Merrick started his banking career in 1967 with Chemical Bank, served in the United States Army from 1968 through 1971 and worked for American Security Bank from 1971 to 1976. Mr. Merrick joined Bank of Virginia, a predecessor to Signet, in 1976 and rose to the office of Executive Vice President and Chief Credit Officer for Signet from 1985 to 1997. In that role, he was responsible for all credit extensions within the bank and bank holding company. He was the chairman of Signet’s credit policy committee and a member of the asset and liability, management, safety and soundness, and administrative committees. Mr. Merrick was a director of CRIIMI MAE from 1998 to 2004 and a director of the Bank of Richmond from 2004 to 2007, serving as chairman of its credit committee and a member of its asset and liability and executive committees.

Mr. Merrick has extensive banking, corporate finance, senior executive, credit and risk management experience.

Scott A. Reed

Mr. Reed, age 45, has served on our Board of Directors since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. He also serves on the board of directors of Xenith Bank. Mr. Reed is a principal and founding partner of BankCap Partners (as defined below). Before founding BankCap Partners in 2005, Mr. Reed had a diverse career that included derivatives trading, consulting, investment banking, and corporate strategy and planning. Most recently, Mr. Reed served in a number of roles culminating as Senior Vice President at Carreker Corporation from 2002 to 2004. From 2000 to 2002, Mr. Reed worked in the Financial Institutions Group at Bear, Stearns & Co. Inc., where he focused on mergers and acquisitions and capital market transactions. Prior to joining Bear, Stearns & Co. Inc., Mr. Reed worked from 1998 to 2000 for Bain & Company, a management consulting company, where he focused on corporate strategy formation and implementation for numerous Fortune 100 companies. Mr. Reed started his career as an options trader for Swiss Bank Corporation, where he managed a diverse portfolio while working on the Pacific Stock Exchange in San Francisco. Mr. Reed also serves as a director of Silvergate Bank in La Jolla, California and is a member of the advisory board of the Commerce School at the University of Virginia.

Mr. Reed has a strong corporate business background and significant experience in financial institutions, investment banking and strategic transactions.

Mark B. Sisisky

Mr. Sisisky, age 65, has served on our Board of Directors since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. He also serves on the board of directors of Xenith Bank. Mr. Sisisky is a Managing Director of Heritage Wealth Advisors, a registered investment advisor. Prior to joining Heritage Wealth Advisors, Mr. Sisisky was a partner at Caprin Asset Management for 11 years. Mr. Sisisky previously served for 14 years as President and Chief Executive Officer of Lee Distributing Co., Inc., an Anheuser-Busch wholesaler, serving Southside Virginia. Mr. Sisisky sold Lee Distributing in April 2001. Mr. Sisisky also serves as Managing Partner and Chief Investment Officer of New Dominion of Virginia LC, an active investment partnership.

In August 2002, former Virginia Governor Mark Warner appointed Mr. Sisisky to the steering committee of the Economic Development Strategic Planning Task Force—One Virginia / One Future. Mr. Sisisky has also been appointed by four Virginia governors to the Virginia-Israel Partnership and Advisory Board. In January 2008, Mr. Sisisky was elected to serve on The Board of Governors for The Community Foundation Serving Richmond and Central Virginia.

Mr. Sisisky has extensive experience operating and managing businesses and investment portfolio and risk management, as well as substantial corporate governance experience from his past board service.

Thomas G. Snead, Jr.

Mr. Snead, age 62, has served on our Board of Directors since May 1, 2013 and currently serves as Chairman of the Board of Directors. He also serves on the board of directors of Xenith Bank. Mr. Snead is retired, having previously served as President and Chief Executive Officer of Wellpoint Inc., Southeast Region, a managed care and health insurance company from December 2004 through January 2006. From July 2002 to December 2004, he served as President of Anthem Southeast, a subsidiary of Anthem, Inc. From April 2000 through July 2002, he was the Chairman and Chief Executive Officer of Trigon Healthcare, Inc. (“Trigon”), a managed healthcare company. Prior to that, he served in other various positions for Trigon, including President and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, and he was also a director of Trigon. Mr. Snead previously served on the board of LandAmerica Financial Group Inc., having also served on its executive, executive compensation, corporate governance and audit committees, the last of which he served as chairman.

Mr. Snead currently serves on the board of directors of Tredegar Corporation (NYSE: TG), where he serves on the executive compensation and nominating and governance committees, and CSA Medical, Inc., a privately-held medical device company, as well as several community organizations, including the Community Foundation, Virginia Home for Boys and Girls Foundation, the Virginia Historical Society and the Virginia Commonwealth University School of Business Foundation.

Mr. Snead has extensive executive management and corporate finance experience from his past executive and board service.

Executive Officers of the Registrant

T. Gaylon Layfield, III

Mr. Layfield, 64, has been President and Chief Executive Officer of both Xenith Bankshares and Xenith Bank since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He has also served as director of both the company and Xenith Bank since December 22, 2009.

Thomas W. Osgood

Mr. Osgood, 60, has been Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Xenith Bankshares and Xenith Bank, since December 22, 2009, having previously served as Chief Financial Officer and Chief Administrative Officer of Xenith Corporation from February 19, 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Ronald E. Davis

Mr. Davis, 64, has been Executive Vice President and Corporate Secretary of Xenith Bankshares since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from June 2008 until December 22, 2009. He currently serves Xenith Bank as Executive Vice President and Chief Operations and Technology Officer, having previously served as Chief Lending Officer from December 22, 2009 until October 2011. He also served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Wellington W. Cottrell, III

Mr. Cottrell, 61, has been Executive Vice President and Chief Credit Officer of Xenith Bank since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

W. Jefferson O’Flaherty

Mr. O’Flaherty, 63, has been Executive Vice President of Xenith Bank responsible for its private banking business since December 22, 2009, having previously served as Executive Vice President of Xenith Corporation from May 2008 until December 22, 2009. He served as a director of Xenith Bank from December 22, 2009 until January 2, 2012.

Edward H. Phillips, Jr.

Mr. Phillips, 48, has been Executive Vice President and Chief Lending Officer of Xenith Bank since October 2011. Mr. Phillips joined Xenith Bank in September 2008 as Senior Vice President – Commercial Lending.

Judy C. Gavant

Ms. Gavant, 56, has been the Senior Vice President and Controller of Xenith Bank since August 2010. From September 2005 until the end of July 2010, she held the positions of Director, Finance—Corporate and Business Development, as well as Director and Assistant Controller overseeing financial reporting for Owens & Minor, Inc., a leading national distributor of name-brand medical and surgical supplies and a healthcare supply chain management company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that Xenith Bankshares’ directors, executive officers and persons who own more than 10% of our common stock file reports of beneficial ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Based on a review of Forms 3, 4, and 5 filed during 2015, we believe that, during the year ended December 31, 2015, all directors and executive officers complied with the Section 16(a) reporting requirements, except that Forms 4 for each director to report the respective grants of restricted stock units as their retainers (described under “Item 11—Executive Compensation—Compensation of Non-Employee Directors for 2015” below) were filed late.

Code of Ethics

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

Audit and Compliance Committee

Messrs. Hanley (Chairman), Felton, Mancusi and Merrick and Ms. Garson currently serve on the Audit and Compliance Committee of our Board of Directors (the “Audit Committee”). Our Board of Directors has determined that Messrs. Hanley and Merrick are “audit committee financial experts,” as that term is defined in the rules promulgated by SEC under the Sarbanes-Oxley Act of 2002. Our Board of Directors has also determined that all of the members of the Audit Committee are “independent” within the meaning of the enhanced independence standards for audit committee members in the Exchange Act, as incorporated into the NASDAQ listing standards, and the independence standards of our Corporate Governance Guidelines.

Item 11—Executive Compensation

Compensation of Non-Employee Directors for 2015

In 2014, the Governance and Compensation Committee directly engaged Frederic W. Cook & Co. (the “Cook firm”) to provide advice and recommendations on the compensation of our executive officers and our non-employee directors. The Cook firm advised the Governance and Compensation Committee to adopt the following annual retainer policy for our non-employee directors:

•	$30,000 annual retainer for all non-employee directors;

•	$12,500 annual retainer for the Chairman of the Board; and

•	$5,000 annual retainer for the Chairperson of each committee.

The Cook firm also suggested that the Governance and Compensation Committee consider reallocating annual retainers from all equity to an equal mix of cash and equity. After considering the Cook firm’s recommendations, the Governance and Compensation Committee recommended for approval of the Board of Directors, and the Board of Directors approved, the retainers listed above beginning in May 2015 (the Governance and Compensation Committee had previously adopted an annual retainer payment policy based on board service from one annual meeting of shareholders to the next annual meeting of shareholders instead of based on service during a calendar year), but made such retainers payable in all equity unless a director elects to receive up to 50% of such retainer in cash.

On May 8, 2015, for service on the board beginning on May 7, 2015 through May 4, 2016, each non-employee director, other than Mr. Sisisky, who elected to take 50% of his retainer in cash, received a number of restricted stock units equal as nearly as possible to but not to exceed the dollar amount representing the total annual retainer fee payable to such director for 2015, based on $6.05, the closing price of our common stock as reported on the NASDAQ on the day before the date of grant. Mr. Sisisky received a number of restricted stock units equal as nearly as possible to but not to exceed the dollar amount representing the 50% of the annual retainer fee payable to him for 2015. These restricted stock units vest over a 12-month period ending on April 30, 2016 and become non-forfeitable upon vesting. All vested shares of restricted stock units will be settled two years from the date of grant. Upon settlement of the restricted stock units, the directors will be entitled to vote the shares and to receive cash dividends, if any.

The following table presents the compensation received by the non-employee directors in fiscal year 2015.

2015 Non-Employee Director Compensation

Name	Cash ($)	Stock Awards ($) (1)(2)	Option Awards ($) (3)	Total ($)
Larry L. Felton	—	34,999	—	34,999
Palmer P. Garson	—	34,999	—	34,999
Patrick D. Hanley	—	34,999	—	34,999
Peter C. Jackson	—	29,996	—	29,996
Michael A. Mancusi	—	29,996	—	29,996
Robert J. Merrick	—	34,999	—	34,999
Scott A. Reed	—	29,996	—	29,996
Mark B. Sisisky	15,000	14,998	—	29,998
Thomas G. Snead, Jr.	—	42,495	—	42,495

(1)	These amounts represent the aggregate grant date fair value of the restricted stock unit awards granted to each of the non-employee directors in 2015. The amounts were calculated based on the closing price of our common stock as reported on the NASDAQ on the day before the applicable date of grant. These amounts were computed in accordance with Accounting Standards Codification (“ASC”) Topic 718. For purposes of calculating these amounts, we have used the same assumptions used for financial reporting purposes under generally accepted accounting principles. For a description of the assumptions we used, see Note 25 to our audited financial statements for the year ended December 31, 2015 (“2015 financial statements”), included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 9, 2016 (the “Original Filing”).
(2)	The following table shows the number of stock awards, consisting entirely of restricted stock units, held by each of our non-employee directors as of December 31, 2015:

Name	Vested Restricted Stock Units (#)	Unvested Restricted Stock Units (#)
Larry L. Felton	10,278	1,929
Palmer P. Garson	10,278	1,929
Patrick D. Hanley	10,278	1,929
Peter C. Jackson	8,842	1,653
Michael A. Mancusi	8,842	1,653
Robert J. Merrick	10,278	1,929
Scott A. Reed	8,842	1,653
Mark B. Sisisky	7,189	827
Thomas G. Snead, Jr.	11,874	2,342

(3)	No options were awarded to the non-employee directors in 2015. The following table shows the aggregate number of outstanding option awards held by each of our non-employee directors as of December 31, 2015:

	Number of Option Awards
Name	Exercisable	Unexercisable
Larry L. Felton	13,000	—
Palmer P. Garson	17,350	—
Patrick D. Hanley	18,000	—
Peter C. Jackson	13,000	—
Michael A. Mancusi	10,000	—
Robert J. Merrick	17,350	—
Scott A. Reed	17,350	—
Mark B. Sisisky	17,350	—
Thomas G. Snead, Jr.	—	—

Executive Compensation

Compensation decisions with respect to our President and Chief Executive Officer are made by the Board of Directors based upon the recommendation of the Governance and Compensation Committee. Compensation decisions with respect to our other executive officers are made by the Governance and Compensation Committee based upon the recommendation of our President and Chief Executive Officer. In connection with the FBS merger, we assumed from Xenith Corporation individual employment agreements with certain executive officers, including Messrs. Layfield, Osgood, Davis and Cottrell, the material terms of which are described under “—Employment Agreements” below. With respect to these individuals, compensation decisions are based on compliance with the elements within the individual contracts. Our Board of Directors, with respect to our President and Chief Executive Officer, and the Governance and Compensation Committee, with respect to our other executive officers, however, retain the discretion to award compensation to these individuals that is in addition to the compensation provided under the terms of the individual employment agreements. Our Chief Executive Officer and the three most highly compensated executive officers, other than our Chief Executive Officer, serving as executive officers as of December 31, 2015 are collectively referred to herein as our “named executive officers.”

2015 Compensation Decisions for Named Executive Officers

For 2015, our Governance and Compensation Committee approved the following:

•	awards under the annual incentive plan for 2015 for our named executive officers and certain other key employees (the “2015 Annual Incentive Plan”); and

•	awards of shares of restricted stock to our named executive officers.

2015 Annual Incentive Plan Awards. The 2015 Annual Incentive Plan was a pay-for-performance plan intended to reward each participant based on the attainment of financial performance goals based on 2015 pre-tax net income, which was weighted at 75% of any potential incentive award. In addition, individual performance ratings, which were based on annual management objectives set forth by the Chief Executive Officer in the case of all participants other than the Chief Executive Officer and by the Governance and Compensation Committee in the case of the Chief Executive Officer, were weighted at 25% of any potential incentive award. Before any incentive awards could be earned, however, the pre-tax net income goal had to be achieved at the threshold level and Xenith Bank must have received an acceptable rating, as determined by the Governance and Compensation Committee, from the Federal Reserve Bank of Richmond.

The following annual incentive opportunities were available under the 2015 Annual Incentive Plan for the named executive officers:

		Opportunity as % of 2015 Base Salary
Name	2015 Base Salary	Threshold	Target	Superior
T. Gaylon Layfield, III	$275,000	25%	50%	75%
Thomas W. Osgood	$247,025	17.5%	35%	52.5%
Ronald E. Davis	$247,025	17.5%	35%	52.5%
Wellington W. Cottrell, III	$247,025	17.5%	35%	52.5%

For 2015, the Governance and Compensation Committee approved the following financial performance goals based on pre-tax net income:

2015 Financial Performance Goals
Threshold	Target	Superior
$4.350 million	$6.215 million	$8.080 million

In addition to the financial performance goals, the Governance and Compensation Committee approved individual performance objectives in determining the Chief Executive Officer’s incentive payment under the 2015 Annual Incentive Plan and the Chief Executive Officer approved individual performance objectives in determining the other named executive officers’ incentive payments under the 2015 Annual Incentive Plan. Individual performance categories for the named executive officers included: (1) providing overall leadership to our board of directors, management and associates that ensures the continuation of a corporate culture consistent with its vision, mission and values; (2) implementing our 2015 strategic plan; (3) maintaining and streamlining, where appropriate, its infrastructure to support its business strategy; (4) ensuring an acceptable regulatory exam, regulatory relationship and audit results; and (5) refining and institutionalizing its enterprise risk management program. The Governance and Compensation Committee or the Chief Executive Officer, as applicable, did not apply a precise formula in linking individual results to incentive payment amounts, but rather used the overall accomplishment, or lack of accomplishment, of the management objectives to determine the rating.

Incentive awards earned at the threshold or target levels were paid in cash unless a participant elected to take all or a portion of his or her incentive award in shares of our common stock or restricted stock units; however, to promote greater long-term alignment with shareholder interests and to meet stock ownership guidelines, any incentive awards earned above the target level were to be paid in the form of shares of our common stock or restricted stock units. Restricted stock units will be deferred for two years and will be non-forfeitable from the date of grant.

Xenith Bank received a rating from the Federal Reserve Bank of Richmond that the Governance and Compensation Committee determined to be acceptable. With respect to the annual management objective component of the formula, each named executive officer achieved the target goal. For 2015, our pre-tax net income was approximately $5.6268 million, or approximately 85% of the financial performance target.

With respect to the annual management objective component of the formula, each named executive officer achieved the target goal. In addition, as permitted under the 2015 Annual Incentive Plan, Mr. Osgood was granted an additional cash award in recognition of his extraordinary achievements during 2015, including his work relating to the bond portfolio.

As a result of the foregoing, the named executive officers received the following annual incentive awards:

Name	Total Award ($)
T. Gaylon Layfield, III	122,031
Thomas W. Osgood	88,242
Ronald E. Davis	76,732
Wellington W. Cottrell, III	76,732

As permitted under the plan, Mr. Layfield elected to take his annual incentive award in the form of restricted stock units, Mr. Osgood elected to take his annual incentive award in the form of common stock and Mr. Cottrell elected to take his annual incentive award in the form of a combination of cash and common stock.

Restricted Stock Awards. For 2015, the Governance and Compensation Committee recommended and the Board approved in the case of Mr. Layfield and the Governance and Compensation Committee approved with respect to the other named executive officers awards of 20,000 shares of restricted stock to Mr. Layfield and 4,000 shares restricted stock to each of Messrs. Osgood, Davis and Cottrell under our 2012 Stock Incentive Plan (the “2012 Incentive Plan”). The restricted stock awards were not made pursuant to a formal plan or formula, but were based on a general evaluation of overall performance of Xenith Bankshares and Xenith Bank and the performance of the individual executive officers during the year. In particular, in making its determination, the Governance and Compensation Committee approved employee performance restricted stock grants as a long-term incentive to be awarded in lieu of a long-term incentive plan and were based on the individual’s performance in 2015, the individual’s overall contribution to our success or a need for retention of such key individuals. Our named executive officers are not guaranteed to receive grants of restricted stock each year.

2015 Summary Compensation Table

The following table shows the total compensation for the years ended December 31, 2015 and 2014 paid to or earned by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	Nonequity Incentive Plan Compensation ($) (2)	All Other Compensation ($)	Total ($)
T. Gaylon Layfield, III President and Chief Executive Officer	2015	275,000	—	260,025	(3)	—	—	12,214	547,239
	2014	260,000	—	148,499	(4)	—	—	11,460	419,959

Thomas W. Osgood Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer	2015	247,025	—	115,836	(5)	—	—	20,897	383,758
	2014	241,020	—	84,346	(6)	—	—	21,485	346,851

Ronald E. Davis Executive Vice President, Chief Operations and Technology Officer and Corporate Secretary	2015	247,025	—	27,600	(7)	—	76,732	21,421	372,778
	2014	241,020	—	39,155	(8)	—	40,672	21,603	342,450

Wellington W. Cottrell, III Executive Vice President and Chief Credit Officer	2015	247,025	—	65,960	(9)	—	38,366	19,213	370,564
	2014	241,020	—	54,970	(10)	—	29,374	18,027	343,391

(1)	These amounts were computed in accordance with ASC Topic 718. For purposes of calculating these amounts, we have used the same assumptions used for financial reporting purposes under generally accepted accounting principles. For purposes of calculating these amounts, we have used the same assumptions used for financial reporting purposes under generally accepted accounting principles. For a description of the assumptions we used, see Note 25 to our 2015 financial statements, included in our Original Filing.
(2)	Reflects the cash component of the Annual Incentive Plan awards for 2014 and 2015.
(3)	Includes 16,901 restricted stock units awarded on February 29, 2016 under the 2015 Annual Incentive Plan, pursuant to Mr. Layfield’s election, at a grant date fair value of $122,025, and 20,000 shares of restricted stock granted on January 28, 2016 at a grant date fair value of $138,000.
(4)	Includes 13,203 restricted stock units awarded on February 27, 2015 under the 2014 Annual Incentive Plan, pursuant to Mr. Layfield’s election, at a grant date fair value of $84,499, and 10,000 shares of restricted stock granted on January 29, 2015 at a grant date fair value of $64,000.
(5)	Includes 12,221 shares of common stock awarded on February 29, 2016 under the 2015 Annual Incentive Plan, pursuant to Mr. Osgood’s election, at a grant date fair value of $88,236, and 4,000 shares of restricted stock granted on January 28, 2016 at a grant date fair value of $27,600.
(6)	Includes 9,179 restricted stock units awarded on February 27, 2015 under the 2014 Annual Incentive Plan, pursuant to Mr. Osgood’s election, at a grant date fair value of $58,746, and 4,000 shares of restricted stock granted on January 29, 2015 at a grant date fair value of $25,600.
(7)	Includes 4,000 shares of restricted stock granted on January 28, 2016 at a grant date fair value of $27,600.
(8)	Includes 2,118 restricted stock units awarded on February 27, 2015 under the 2014 Annual Incentive Plan, pursuant to Mr. Davis’s election, at a grant date fair value of $13,555, and 4,000 shares of restricted stock granted on January 29, 2015 at a grant date fair value of $25,600.
(9)	Includes 5,313 shares of common stock awarded on February 29, 2016 under the 2015 Annual Incentive Plan, pursuant to Mr. Cottrell’s election, at a grant date fair value of $38,360, and 4,000 shares of restricted stock granted on January 28, 2016 at a grant date fair value of $27,600.
(10)	Includes 4,589 restricted stock units awarded on February 27, 2015 under the 2014 Annual Incentive Plan, pursuant to Mr. Cottrell’s election, at a grant date fair value of $29,370, and 4,000 shares of restricted stock granted on January 29, 2015 at a grant date fair value of $25,600.

2015 Outstanding Equity Awards as of Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and stock awards that have not vested held by the named executive officers as of December 31, 2015.

	Option Awards(1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
T. Gaylon Layfield, III	69,600	(2)	—	—	4.15	8/14/2022	20,000	(6)	149,600	(7)
	12,000	(3)	—	—	3.61	2/22/2022
	10,000	(4)	—	—	4.01	8/1/2021
	69,600	(5)	—	—	11.49	12/22/2019
Thomas W. Osgood	34,800	(2)	—	—	4.15	8/14/2022	8,001	(6)	59,847	(7)
	7,500	(3)	—	—	3.61	2/22/2022
	5,000	(4)	—	—	4.50	4/3/2021
	34,800	(5)	—	—	11.49	12/22/2019
Ronald E. Davis	17,400	(2)	—	—	4.15	8/14/2022	8,001	(6)	59,847	(7)
	7,500	(3)	—	—	3.61	2/22/2022
	5,000	(4)	—	—	4.50	4/3/2021
	24,360	(5)	—	—	11.49	12/22/2019
Wellington W. Cottrell, III	17,400	(2)	—	—	4.15	8/14/2022	8,001	(6)	59,847	(7)
	7,500	(3)	—	—	3.61	2/22/2022
	5,000	(4)	—	—	4.50	4/3/2021
	17,400	(5)	—	—	11.49	12/22/2019

(1)	None of the named executive officers exercised any stock options during 2015.
(2)	On August 14, 2012, we granted to each of Messrs. Layfield, Osgood, Davis and Cottrell options to purchase shares of our common stock, respectively, because, pursuant to the terms of each of their employment agreements, annual profitability was obtained prior to December 22, 2012. See “—Employment Agreements” below for more information on these option grants.
(3)	On February 23, 2012, we granted to each of Messrs. Layfield, Osgood, Davis and Cottrell options to purchase shares of our common stock.
(4)	In 2011, we granted to each of Messrs. Layfield, Osgood, Davis and Cottrell options to purchase shares of our common stock. The options were granted to (a) Mr. Layfield on August 2, 2011 and (b) Messrs. Osgood, Davis and Cottrell on April 4, 2011.
(5)	Prior to the 2009 FBS merger, pursuant to their respective employment agreements, Messrs. Layfield, Osgood, Davis and Cottrell were granted options to purchase 80,000, 40,000, 28,000 and 20,000 shares of common stock of Xenith Corporation, respectively, at an exercise price of $10.00 per share. See “—Employment Agreements” below. In the FBS merger, these options were automatically converted into options to purchase 69,600, 34,800, 24,360 and 17,400 shares of Xenith Bankshares common stock, respectively, based on the exchange ratio at an exercise price of $11.49 per share.
(6)

The Governance and Compensation Committee awarded 18,000 shares of restricted stock to Mr. Layfield on February 7, 2013 and 4,000 shares of restricted stock to each of Messrs. Osgood, Davis and Cottrell on January 24, 2013. The restricted stock vests in the number of whole shares that most nearly equals (but does not exceed) one-third of the shares on each of the first and second anniversaries of the date of grant. The remaining restricted stock vests on the third anniversary of the date of grant. For purposes of vesting, Mr. Layfield’s grant date is January 24, 2013. The Governance and Compensation Committee awarded 6,000 shares of restricted stock to Mr. Layfield and 4,000 shares of restricted stock to each of Messrs. Osgood, Davis and Cottrell on January 21, 2014. The restricted stock vests in the number of whole shares that most nearly equals (but does not exceed) one-third of the shares on each of the first and second anniversaries of the date of grant. The remaining restricted stock vests on the third anniversary of the date of grant. The Governance and Compensation Committee awarded 10,000 shares of restricted stock to Mr. Layfield and 4,000 shares of restricted stock to each of Messrs. Osgood, Davis and Cottrell on January 29, 2015. The restricted stock vests in the number of whole shares that most nearly equals (but does not exceed) one-third of the shares on each of the first and second anniversaries of the date of grant. The remaining restricted stock vests on the third anniversary of the date of grant.
(7)	The market value of the shares that have not vested is based on the closing price of our common stock of $7.48, as reported on the NASDAQ on December 31, 2015.

Employment Agreements

On May 8, 2009, Xenith Corporation entered into employment agreements with Messrs. Layfield, Osgood, Davis and Cottrell. Xenith Bankshares assumed the rights and obligations of Xenith Corporation under these employment agreements by operation of law at the effective time of the FBS merger and immediately transferred them to Xenith Bank under an assignment and assumption agreement.

Mr. Layfield’s Employment Agreement. The initial term of Mr. Layfield’s employment was for 24 months and began December 22, 2009. In accordance with the terms of his employment agreement, the term of Mr. Layfield’s employment automatically extends for additional 12-month periods unless proper notice of termination of the employment agreement is given by either Xenith Bank or Mr. Layfield. In order to retain his service as a member of its talented executive team, Mr. Layfield’s employment agreement has been extended in accordance with its original term.

Under his employment agreement, Mr. Layfield receives a salary of $275,000 per year. In addition, he may receive incentive compensation awarded from time to time by the Governance and Compensation Committee and subject to any approval required by our board of directors, applicable laws and governing regulatory agencies or authorities, based on Xenith Bank’s attainment of performance goals established by our board of directors in consultation with the Governance and Compensation Committee.

Mr. Layfield was awarded under his employment agreement options to purchase an aggregate of 80,000 shares of Xenith Corporation common stock, with the grant of the option to purchase the first 50,000 shares, at an exercise price of $10.00 per share, effective on May 8, 2009, and the grant of the remaining 30,000 shares, at an exercise price of $10.00 per share, was effective on June 26, 2009. In the FBS merger, these options were converted into options to purchase an aggregate of 69,600 shares of Xenith Bankshares common stock based on the exchange ratio at an exercise price of $11.49 per share.

Additionally, on August 14, 2012, Mr. Layfield was granted options to purchase 69,600 shares of our common stock because, pursuant to the terms of his employment agreement, annual profitability was obtained prior to December 22, 2012 (the third anniversary of the completion of the FBS merger). For the purposes of Mr. Layfield’s employment agreement, “annual profitability” was deemed to have been attained in the month in which Xenith Bankshares had achieved pre-tax profitability in accordance with GAAP after giving effect to the costs of all options granted during the trailing 12 months, as determined by our Board of Directors.

Mr. Layfield also receives other customary benefits such as participation in incentive, savings and retirement plans and benefits in the event of disability. If Mr. Layfield’s employment is terminated with cause, he will have no right to compensation or other benefits, with the exception of vested benefits under any employee benefit plan, after the termination for cause. If Mr. Layfield’s employment is terminated other than for cause and no change of control event has occurred, he (or his beneficiaries or estate in the case of his subsequent death) will receive a severance payment equal to the sum of (1) any incentive compensation paid to him during the 12 months preceding the termination of his employment under his employment agreement plus (2) the greater of (a) one year of his then-current base salary and (b) his then-current base salary that would have been paid over the remaining balance of the initial 24-month term (“total compensation”). Total compensation will be paid in 12 equal monthly installments beginning 30 days following the termination, and incentive compensation will be paid in a lump sum on the first day of the seventh month following the termination. Mr. Layfield will receive two times his total compensation if his employment is terminated other than for cause following a change of control to be paid in the same manner described above. Additionally, all options granted to Mr. Layfield to purchase shares of Xenith Bankshares common stock will become 100% vested following his termination other than for cause either before or after a change of control. During the period when Mr. Layfield and his eligible dependents will be entitled to continued health plan coverage pursuant to applicable law (COBRA) coverage, we will reimburse Mr. Layfield on a monthly basis for any amounts he pays for his and his eligible dependents’ COBRA coverage. If Mr. Layfield’s right to COBRA coverage ends before the second anniversary of the event of Mr. Layfield’s termination, we will make cash payments to him on a monthly basis, beginning the month following the end of such coverage and ending 24 months after the termination of his employment, equal to the COBRA coverage monthly premium for the type and level of coverage provided to Mr. Layfield and his eligible dependents immediately prior to the cessation of the COBRA coverage. As a precondition to payment of severance, COBRA coverage and other payments, in all cases, Mr. Layfield will execute a full release and waiver of all known or unknown claims and causes of action he might have, have had or may have against us or Xenith Bank. The employment agreement also provides that, during his employment and for a period of 12 months following the termination of his employment, Mr. Layfield will be restricted from soliciting our customers or employees or otherwise competing with us.

Other Employment Agreements. The employment agreements with Messrs. Osgood, Davis and Cottrell contain terms substantially similar to those in Mr. Layfield’s employment agreement except as described below. Messrs. Osgood, Davis and Cottrell each receives a base salary of $247,025. Under the terms of their employment agreements, they were granted options to purchase 40,000, 28,000 and 20,000 shares of common stock of Xenith Corporation, respectively, at an exercise price of $10.00 per share, effective May 8, 2009. In the FBS merger, these options were converted into options to purchase 34,800, 24,360 and 17,400 shares of our common stock, respectively, based on the exchange ratio at an exercise price of $11.49 per share.

Additionally, Messrs. Osgood, Davis and Cottrell were granted options to purchase 34,800, 17,400 and 17,400 shares of our common stock, respectively, as annual profitability was obtained prior to December 22, 2012 (the third anniversary of the completion of the FBS merger). For the definition of “annual profitability,” see “—Mr. Layfield’s Employment Agreement” above.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2015 with respect to certain compensation plans under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan(1)	—	$—	—
2004 CVB Equity Plan(2)	17,092	$4.02	—
2012 Stock Incentive Plan(3)	750,760	6.50	906,577

Total	767,852	$6.45	906,577

(1)	The 2003 Stock Option Plan has expired.
(2)	In connection with our 2014 acquisition of Colonial Virginia Bank (“CVB”), we assumed CVB’s 2004 Equity Compensation Plan. This plan has expired.
(3)	In connection with the FBS merger, we assumed the Xenith Corporation 2009 Stock Incentive Plan, which was subsequently amended and restated to become the Amended and Restated Xenith Bankshares, Inc. 2009 Stock Incentive Plan, which was further amended and restated, continuing as the 2012 Xenith Bankshares, Inc. Stock Incentive Plan, as amended.

Below is information on the beneficial ownership of our common stock as of January 31, 2016 by each director, each named executive officer and each person or group of affiliated persons who beneficially owns 5% or more than of our common stock. The table also shows the beneficial ownership of all of our directors and executive officers as a group as of January 31, 2016. Unless otherwise noted below, each person named in the table has sole voting and sole investment power with respect to each of the shares reported as owned by such person.

Amount and Nature of Beneficial Ownership(1)

Name	Shares of Xenith Bankshares Common Stock		Exercisable Options and Warrants		Total	Percent of Class(2)
Directors and Named Executive Officers:
Wellington W. Cottrell, III	54,557	(3)	61,220		115,777	*
Ronald E. Davis	25,254	(4)	61,220		86,474	*
Larry L. Felton	36,358	(5)	13,000		49,358	*
Palmer P. Garson	43,232	(6)	19,960		63,192	*
Patrick D. Hanley	20,250	(7)	18,000		38,250	*
Peter C. Jackson	83,001	(8)	13,000		96,001	*
T. Gaylon Layfield, III	189,216	(9)	230,800		420,016	3.2%
Michael A. Mancusi	15,250	(10)	10,000		25,250	*
Robert J. Merrick	42,650	(11)	19,090		61,740	*
Thomas W. Osgood	72,434	(12)	116,900		189,334	1.4%
Scott A. Reed	3,310,150	(13)	408,850	(14)	3,719,000	27.6%
Mark B. Sisisky	9,750	(15)	20,830	(16)	30,580	*
Thomas G. Snead, Jr.	70,516	(17)	—		70,516	*
All of our directors and executive officers as a group (16 individuals)	4,052,090		1,076,030		5,128,120	36.2%
Principal Shareholders:
BankCap Partners(18)	3,280,000		391,500	(14)	3,671,500	27.3%
Wellington Management Company, LLP(19)	1,038,358		—		1,038,358	7.9%
Maltese Capital Management LLC(20)	653,900		—		653,900	5.0%
Voting Group:
Former Xenith Corporation Shareholder Voting Group(21)	3,773,143		987,630		4,760,773	33.8%

*	Represents less than 1% of total outstanding shares, including exercisable options and warrants.
(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if (a) he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security or (b) he or she has the right to acquire beneficial ownership of the security within 60 days; provided, however, that beneficial ownership of securities that may be acquired within 60 days is not taken into account in calculating the beneficial ownership of any other shareholder. This includes shares that may be deemed beneficially owned by virtue of family relationships, joint ownership, voting power or investment power.
(2)	Based on 13,067,356 shares outstanding as of January 31, 2016.
(3)	Includes 2,673 shares that have vested, but were held by us until settlement on March 3, 2016; excludes 4,589 shares that have vested, but are held by us until settlement on February 27, 2017.
(4)	Includes 14,037 shares held jointly with his spouse. Excludes 2,118 shares that have vested, but are held by us until settlement on February 27, 2017.
(5)	Includes 8,330 shares held jointly with his spouse. Excludes 4,801 shares that have vested, but are held by us until settlement on May 2, 2016 and 4,338 shares that have vested, but are held by us until settlement on May 8, 2017.

(6)	Excludes 4,801 shares that have vested, but are held by us until settlement on May 2, 2016 and 4,338 shares that have vested, but are held by us until settlement on May 8, 2017.
(7)	Includes 13,000 shares held jointly with his spouse. Excludes 4,801 shares that have vested, but are held by us until settlement on May 2, 2016 and 4,338 shares that have vested, but are held by us until settlement on May 8, 2017.
(8)	Includes 46,768 shares held by Jackson Investments, LLC and 29,230 shares held by Jackson Family Investments, L.L.C., with respect to which Mr. Jackson shares investment and voting power. Excludes 4,139 shares that have vested, but are held by us until settlement on May 2, 2016 and 3,718 shares that have vested, but are held by us until settlement on May 8, 2017.
(9)	Includes 30,755 shares held in trust for the benefit of Mr. Layfield’s children, for which Mr. Layfield serves as the trustee. Also includes 15,383 shares that have vested, but were held by us until settlement on March 3, 2016; excludes 13,203 shares that have vested, but are held by us until settlement on February 27, 2017.
(10)	Includes 6,694 shares held jointly with his spouse. Excludes 4,139 shares that have vested, but are held by us until settlement on May 2, 2016 and 3,718 shares that have vested, but are held by us until settlement on May 8, 2017.
(11)	Excludes 4,801 shares that have vested, but are held by us until settlement on May 2, 2016 and 4,338 shares that have vested, but are held by us until settlement on May 8, 2017.
(12)	Excludes 9,179 shares that have vested, but are held by us until settlement on February 27, 2017.
(13)	Includes 3,280,000 shares held by BCP Fund LLC. Mr. Reed shares voting and investment power over the shares held by BCP Fund LLC. BankCap Partners Fund is the sole member of BCP Fund LLC. The general partner of BankCap Partners Fund is BankCap Partners GP. The general partner of BankCap Partners GP is BankCap LLC. Scott A. Reed, who serves on our board of directors, is a manager of BankCap LLC. Excludes 4,139 shares that have vested, but are held by us until settlement on May 2, 2016 and 3,718 shares that have vested, but are held by us until settlement on May 8, 2017.
(14)	Includes options to purchase 15,683 shares held by Mr. Reed and warrants to purchase 391,500 shares held by BCP Fund LLC. See Note (13) above.
(15)	Excludes 4,139 shares that have vested, but are held by us until settlement on May 2, 2016 and 1,859 shares that have vested, but are held by us until settlement on May 8, 2017.
(16)	Includes 2,175 warrants held by New Dominion of Virginia, LC. Mr. Sisisky has sole voting and investment power over the shares held by New Dominion of Virginia, LC.
(17)	Includes 65,250 shares held in a trust for which Mr. Snead serves as investment manager. Excludes 5,794 shares that have vested, but are held by us until settlement on May 2, 2016 and 5,268 shares that have vested, but are held by us until settlement on May 8, 2017.
(18)	The business address of BCP Fund LLC is 2100 McKinney Avenue, Suite 1225, Dallas, Texas 75201.
(19)	Based solely on the information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2016. The business address of Wellington Management Company, LLP is 280 Congress Street, Boston, Massachusetts 02210.
(20)	Based solely on the information contained in Schedule 13G jointly filed with the SEC on February 24, 2016 by Maltese Capital Management LLC, a New York limited liability company (which we refer to as “MCM”), and Terry Maltese, Managing Member of MCM. Mr. Maltese, by reason of his position as managing member of MCM, may be deemed to beneficially own the shares. The business address of MCM and Mr. Maltese is 150 East 52nd Street, 30th Floor, New York, New York 10022.
(21)	Under the terms of the investor rights agreement that each purchaser of shares of Xenith Corporation common stock in its June 2009 private offering was required to execute, BankCap Partners and all of the former directors and executive officers of Xenith Corporation who became directors and executive officers of Xenith Bankshares and who purchased shares of Xenith Corporation in its private offering agreed to vote their shares of the our common stock in favor of (a) one designee of BankCap Partners for election to our Board of Directors for so long as BankCap Partners is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) with respect to us and (b) one additional designee of BankCap Partners for election to the our board of directors for so long as BankCap Partners and its affiliates own 25% or more of the outstanding voting capital stock of Xenith Bankshares. They have also agreed to vote their shares of our common stock in favor of (i) removing the designee of BankCap Partners on the our board of directors at the request of BankCap Partners and the election to the our board of directors of a substitute designee of BankCap Partners, and (ii) ensuring that any vacancy on the our board of directors caused by resignation, removal or death of a BankCap Partners designated director is filled in accordance with the agreement above. The members of the former Xenith Corporation shareholder voting group include BankCap Partners, Messrs. Layfield, McDonald, Merrick, Reed, Sisisky, Cottrell, Davis, W. Jefferson O’Flaherty and Osgood and Ms. Garson. The address for the former Xenith Corporation shareholder voting group is One James Center, 901 East Cary Street, Suite 1700, Richmond, Virginia 23219.

Item 13—Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Policy

Our Audit Committee is responsible for reviewing and overseeing related person transactions. Our Audit Committee operates under a written charter, the relevant provisions of which require the Audit Committee to review any proposed related person transactions for potential conflict of interest situations. The Audit Committee reviews each related person transaction on a case by case basis and approves only those related person transactions that it determines in good faith to be in the best interest of Xenith Bankshares.

For purposes of this policy, a “related person transaction” means any transaction in which we are to be a participant and the amount involved exceeds $120,000 and in which any related person will have a direct or indirect material interest. For purposes of this policy, a “related person” means any person who is a director, a nominee for director or an executive officer of Xenith Bankshares or Xenith Bank (or an immediate family member of such director, nominee for director or executive officer) or a beneficial owner of more than 5% of the outstanding shares of our common stock (or an immediate family member of such owner).

Lending Relationships with Insiders

Xenith Bank has ordinary lending relationships with certain directors and executive officers of Xenith Bankshares and Xenith Bank and persons with whom they are associated. In the opinion of management, all loans and commitments for loans that have been made to these individuals were made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with persons not related to Xenith Bankshares or Xenith Bank. These loans and commitments were made in the ordinary course of business and do not involve more than a normal risk of collection or present other unfavorable features. Xenith Bank expects to have similar lending relationships in the future.

Both the directors and executive officers of Xenith Bankshares and Xenith Bank, and their related interests, have various types of lending relationships with Xenith Bank. As of December 31, 2015 and 2014, the total amount of loans outstanding to these individuals was $897 thousand and $706 thousand, respectively. New loans to directors and executive officers during the years ended December 31, 2015 and 2014 totaled $0 and $10 thousand, respectively.

Deposits of directors and executive officers of Xenith Bankshares and Xenith Bank as of December 31, 2015 and 2014 amounted to $2.3 million and $3.1 million, respectively.

Relationship with BankCap Partners

General

BankCap Partners is a private equity fund that focuses on early stage banks across the United States. BankCap Partners, through its wholly-owned subsidiary, BCP Fund I Virginia Holdings, LLC (“BCP Fund LLC”), purchased $35.0 million of shares of Xenith Corporation common stock, constituting 73.6% of the shares sold in Xenith Corporation’s private offering of shares of its common stock on June 26, 2009. Following the completion of the merger in which each share of Xenith Corporation common stock was converted into .8700 shares of Xenith Bankshares common stock, as of January 31, 2016, BankCap Partners was the beneficial owner of 3,671,500 shares of our common stock (including warrants to purchase 391,500 shares of our common stock at an exercise price of $11.49 per share, all of which warrants are currently exercisable), or 27.3% of the outstanding shares of our common stock.

BankCap Partners Fund I, L.P. (“BankCap Partners Fund”) is the sole member of BCP Fund LLC. The general partner of BankCap Partners Fund is BankCap Partners GP, L.P. (“BankCap Partners GP”). The general partner of BankCap Partners GP is BankCap Equity Fund, LLC (“BankCap LLC”). Scott A. Reed, who currently serves on the Board of Directors, is a manager of BankCap LLC. References herein to “BankCap Partners” are to BankCap Partners Fund, BCP Fund LLC, BankCap Partners GP and BankCap LLC, collectively.

Investor Rights Agreement

Voting Agreement. Under the terms of the amended and restated investor rights agreement, dated as of December 23, 2010 (the “investor rights agreement”), BankCap Partners and all of the former directors and executive officers of Xenith Corporation who became directors and executive officers of Xenith Bankshares and who purchased shares of Xenith Corporation in its June 2009 private offering have agreed to vote their shares of Xenith Bankshares common stock in favor of (1) one designee of BankCap Partners for election to our Board of Directors for so long as BankCap Partners is a registered bank holding company under the Bank Holding Company Act, with respect to Xenith Bankshares, and (2) one additional designee of BankCap Partners for election to our Board of Directors for so long as BankCap Partners and its affiliates own 25% or more of the outstanding shares of our voting capital stock. They have also agreed to vote their shares of our common stock in favor of (1) removing the designee of BankCap Partners on our Board of Directors at the request of BankCap Partners and the election to our Board of Directors of a substitute designee of BankCap Partners, and (2) ensuring that any vacancy on our Board of Directors caused by resignation, removal or death of a BankCap Partners designated director is filled in accordance with the agreement above.

Registration Rights. In addition, under the investor rights agreement, each shareholder who purchased shares of Xenith Corporation common stock in its June 2009 private offering has certain registration rights with respect to such shares. At any time after June 26, 2011, holders of our common stock who purchased 20% or more of the shares of Xenith Corporation common stock sold by Xenith Corporation in its June 2009 private offering, which were converted into shares of our common stock in the merger (“institutional investors”), and their permitted transferees have the right to demand that we register for resale under the Securities Act of 1933, as amended, all or part of the shares of our common stock held by such institutional investor, subject to certain exceptions and conditions. If a demand for registration is made, we are obligated to notify all other holders of shares of our common stock who purchased shares of Xenith Corporation common stock in its June 2009 private offering of the demand for registration, and such holders will have the right, subject to certain exceptions and conditions, to join the proposed registration and resale. We are not obligated to effect more than three such registrations or more than one such registration in any consecutive nine-month period. As between the institutional investors, BankCap Partners has the sole and exclusive right to demand two such registrations and each other institutional investor has the sole and exclusive right to demand one such registration. BankCap Partners is our only institutional investor and the only shareholder to receive such right.

In addition, under the investor rights agreement, at any time after June 26, 2011, the holders of our common stock that are a party to the investor rights agreement have the right to participate, subject to certain exceptions and conditions, in any underwritten public offerings of our common stock that we undertake (“piggy-back offering rights”). These piggy-back offering rights may be limited if the managing underwriters advise us that in their opinion due to marketing factors the number of shares requested to be included in such registration exceeds the number which can reasonably be expected to be sold in the particular offering.

Other than the payment of all expenses incident to the registration of shares under the investor rights agreement and the reimbursement of travel expenses incurred by Mr. Reed who serves on the Board of Directors, which we provide to all of our non-employee directors, we have no other reimbursement obligations to BankCap Partners.

Independence of Directors

Our Board of Directors has affirmatively determined that Ms. Garson and Messrs. Felton, Hanley, Jackson, Mancusi, Merrick, Sisisky and Snead are “independent” directors within the NASDAQ Stock Market listing standards and the independence standards of its Corporate Governance Guidelines, which are attached as Exhibit A to its Corporate Governance Guidelines and are available at www.xenithbank.com under “Corporate Governance” under “Investor Relations” under “About Us.” For a director to be considered independent, our Board of Directors must determine that the director does not have a relationship with us that would interfere with the exercise of judgment in carrying out the responsibilities of a director. Our Board of Directors has established guidelines to assist it in determining director independence, which are included in its Corporate Governance Guidelines and conform to the independence requirements in the NASDAQ listing standards.

As set forth in our Corporate Governance Guidelines, in order for a director to be considered “independent” by our Board of Directors, he or she must not (1) be employed by us or any of our subsidiaries in the past three years, (2) have accepted payments from us or any parent or subsidiary of us in excess of $120,000 during any period in the past 12 consecutive months, with certain exceptions, or have a family member who accepted the same, (3) be a family member of an individual who is employed by us or any of our subsidiaries as an executive officer in the past three years, (4) be, or have a family member who is, a partner in, a controlling shareholder of or an executive officer of any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, with certain exceptions, (5) be one of our directors who is, or have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of the other entity, or (6) be, or have a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years. As used above, “family member” refers to a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in any these persons’ homes.

Item 14—Principal Accounting Fees and Services

Fees Billed by Independent Registered Public Accounting Firms

The following table presents the fees billed for professional audit services rendered by Grant Thornton LLP for the audit of our consolidated financial statements for the interim period from January 1, 2014 through September 30, 2014, and fees billed for other services rendered by Grant Thornton LLP during this period.

2014
Audit fees(1)	$40,000
Audit related fees(2)	$43,938
Tax fees	—
All other fees	$35,000

$118,938

(1)	For 2014, includes amounts billed in connection with the review of the company’s first and second quarter financial statements.
(2)	For 2014, includes amounts incurred prior to dismissal (a) relating to the 2014 Federal Family Education Loan Program agreed-upon procedures for the guaranteed student loan program and additional billings related to the 2013 audit and (b) for out-of-pocket costs billed in 2014 and related to 2014 services provided.

The following table presents the fees billed for professional audit services rendered by BDO USA LLP for the audit of our consolidated financial statements for the years ended December 31, 2014 and December 31, 2015 and fees billed for other services rendered by BDO USA LLP during the period of October 1, 2014 through December 31, 2015.

	2015	2014
Audit fees(1)	$141,000	$105,000
Audit related fees(2)	$8,223	$20,063
Tax fees	—	—
All other fees	—	—

	$149,223	$125,063

(1)	Includes amounts billed in connection with the review of our quarterly financial statements and 2015 audited financial statements.
(2)	Includes amounts incurred relating to (a) the 2015 Federal Family Education Loan Program agreed-upon procedures for the guaranteed student loan program and (b) out-of-pocket costs billed in 2015.

All of the above services were pre-approved by the Audit Committee. The Audit Committee considers the provision of all of the above services to be compatible with maintaining the independence of our independent registered public accounting firm, BDO USA LLP or Grant Thornton LLP, as applicable.

Pre-Approval Policy

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by our independent registered public accounting firm. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent registered public accounting firm in order to assure that the provisions of such services do not impair the independent registered public accounting firm’s independence. The Audit Committee has delegated interim pre-approval authority to Patrick D. Hanley, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit and Compliance Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15—Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

Exhibit Number	Description

31.3	Certification of CEO pursuant to Rule 13a-14(a).

31.4	Certification of CFO pursuant to Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC.
(Registrant)

April 29, 2016	/s/ T. GAYLON LAYFIELD, III
Date	T. Gaylon Layfield, III President and Chief Executive Officer (Principal Executive Officer)