Form 10-Q
period 2016-03-31
Xenith Bankshares, Inc.
filed 2016-05-06
CIK 1442741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of Common Stock, par value $1.00 per share, outstanding at May 2, 2016 was 13,129,725.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(in thousands, except share data)	(Unaudited) March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents
Cash and due from banks	$27,608	$40,242
Federal funds sold	13,457	21,703

Total cash and cash equivalents	41,065	61,945
Securities available for sale, at fair value	133,568	130,863
Securities held to maturity, at amortized cost (fair value: 2016 - $10,071; 2015 - $9,769)	9,268	9,270
Loans, net of allowance for loan and lease losses, 2016 - $7,072; 2015 - $7,350	772,044	772,178
Premises and equipment, net	7,602	7,544
Other real estate owned, net	632	533
Goodwill	12,989	12,989
Other intangible assets, net	2,582	2,697
Accrued interest receivable	4,236	4,430
Deferred tax asset	5,538	6,260
Bank owned life insurance	19,739	19,603
Other assets	11,779	11,184

Total assets	$1,021,042	$1,039,496

Liabilities and Shareholders’ Equity
Deposits
Demand and money market	$567,868	$568,366
Savings	11,617	10,564
Time	292,776	310,100

Total deposits	872,261	889,030
Accrued interest payable	282	426
Borrowed funds	36,576	36,861
Supplemental executive retirement plan	2,194	2,217
Other liabilities	4,237	8,273

Total liabilities	915,550	936,807

Shareholders’ equity
Common stock, $1.00 par value, 100,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 13,129,239 shares issued and outstanding as of March 31, 2016 and 12,996,622 shares issued and outstanding as of December 31, 2015	13,129	12,997
Additional paid-in capital	86,968	86,684
Retained earnings	3,948	3,581
Accumulated other comprehensive income (loss), net of tax	1,447	(573)

Total shareholders’ equity	105,492	102,689

Total liabilities and shareholders’ equity	$1,021,042	$1,039,496

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(in thousands, except per share data)	March 31, 2016	March 31, 2015
Interest income
Interest and fees on loans	$8,477	$8,206
Interest on securities	965	446
Interest on federal funds sold and deposits in other banks	132	86

Total interest income	9,574	8,738

Interest expense
Interest on deposits	1,505	1,266
Interest on federal funds purchased and borrowed funds	349	210

Total interest expense	1,854	1,476

Net interest income	7,720	7,262
Provision for loan and lease losses	190	565

Net interest income after provision for loan and lease losses	7,530	6,697

Noninterest income
Service charges on deposit accounts	153	163
Gain on sales of securities	—	67
Increase in cash surrender value of bank owned life insurance	136	97
Other income	76	85

Total noninterest income	365	412

Noninterest expense
Compensation and benefits	3,517	3,282
Occupancy	402	418
FDIC insurance	186	177
Bank franchise taxes	270	246
Technology	514	535
Communications	99	102
Insurance	82	93
Professional fees	271	275
Amortization of intangible assets	114	114
Guaranteed student loan servicing	92	123
Merger-related expenses	1,008	—
Other	445	447

Total noninterest expense	7,000	5,812

Income before income tax	895	1,297
Income tax expense	528	376

Net income	367	921

Preferred stock dividend	—	(21)

Net income available to common shareholders	$367	$900

Earnings per common share (basic and diluted):	$0.03	$0.07

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$367	$921
Other comprehensive income (loss), before taxes:
Securities available for sale:
Unrealized gain (loss) arising during the period	3,383	(9)
Reclassification adjustment for gains included in net income	—	(67)

Unrealized gain (loss) on available-for-sale securities	3,383	(76)

Securities held to maturity:
Amortization of unrealized loss transferred from available for sale	14	14

Unrealized loss on held-to-maturity securities	14	14

Unrealized loss on derivative:
Unrealized loss arising during the period	(417)	(303)
Reclassification adjustment for losses included in net income	80	35

Unrealized loss on derivative	(337)	(268)

Other comprehensive income (loss), before taxes	3,060	(330)

Income tax (expense) benefit related to other comprehensive income (loss)	(1,040)	112

Comprehensive income	$2,387	$703

See notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(in thousands)	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$367	$921
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	190	565
Depreciation and amortization	269	298
Net amortization of securities	324	201
Accretion of acquisition accounting adjustments	(445)	(502)
Deferred tax benefit	(318)	(127)
Gain on sales of securities	—	(67)
Share-based compensation expense	165	186
Increase in cash surrender value of bank owned life insurance	(136)	(97)
Change in operating assets and liabilities:
Accrued interest receivable	194	(485)
Other assets	(483)	(852)
Accrued interest payable	(144)	3
Other liabilities	(4,432)	3,127

Net cash (used in) provided by operating activities	(4,449)	3,171

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities	370	5,076
Purchases of securities	—	(13,927)
Net decrease (increase) in loans	327	(6,418)
Net purchase of premises and equipment	(212)	(117)
Purchase of FRB and FHLB stock	(113)	(129)

Net cash provided by (used in) investing activities	372	(15,515)

Cash flows from financing activities
Net increase in demand and savings deposits	555	35,429
Net (decrease) increase in time deposits	(17,324)	35,078
Net decrease in borrowed funds	(285)	(75)
Issuance of common stock, net of issuance costs	251	6
Preferred stock dividend	—	(21)

Net cash (used in) provided by financing activities	(16,803)	70,417

Net (decrease) increase in cash and cash equivalents	(20,880)	58,073
Cash and cash equivalents
Beginning of period	61,945	39,199

End of period	$41,065	$97,272

Supplementary disclosure of cash flow information
Cash payments for:
Interest	$1,998	$1,492

Income taxes	$—	$300

Transfer of loans to foreclosed assets	$99	$—

See notes to unaudited consolidated financial statements.

Xenith Bankshares, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 1. Organization

Xenith Bankshares, Inc. (“Xenith Bankshares” or the “company”) is the bank holding company for Xenith Bank (the “Bank”), a Virginia-based institution headquartered in Richmond, Virginia. As of March 31, 2016, the company, through the Bank, operates eight full-service branches: one branch in Herndon, Virginia, two branches in Richmond, Virginia, three branches in Suffolk, Virginia, and two branches in Gloucester, Virginia. Additionally, the Bank operates one loan production office in Newport News, Virginia.

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

Effective on July 29, 2011, the Bank completed the acquisition of select loans totaling $58.3 million and related assets associated with the Richmond, Virginia branch office of Paragon Commercial Bank, a North Carolina banking corporation (the “Paragon Transaction”), and assumed select deposit accounts totaling $76.6 million and certain related liabilities associated with the branch office.

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

On June 30, 2014, the company completed the merger of Colonial Virginia Bank (“CVB”) with and into the Bank, with the Bank being the surviving bank (the “CVB Acquisition”). In the CVB Acquisition, each share of CVB common stock outstanding immediately prior to the effective time of the CVB Acquisition was converted into the right to receive 2.65 shares of Xenith Bankshares common stock (the “Exchange Ratio”) without interest and less applicable amount for taxes. As a result the company issued an aggregate of 1,618,186 shares of its common stock to the former shareholders of CVB in exchange for their shares of CVB common stock. Pursuant to the CVB Acquisition, the company acquired $114.4 million of assets, including $70.1 million in loans and assumed $103.9 million in liabilities, including $101.0 million of deposits.

In September 2014, the company issued and sold an aggregate of 880,000 shares of its common stock, $1.00 par value per share, at a price of $6.35 per share to third-party investors for an aggregate purchase price, net of stock issuance costs, of approximately $5.6 million.

On June 30, 2015, the company completed the redemption of all of the outstanding 8,381 shares of its senior non-cumulative perpetual preferred stock, Series A, that the company had issued and sold to the U.S. Treasury pursuant to the Small Business Lending Fund program (the “SBLF Preferred Stock”), at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends. There was no SBLF Preferred Stock outstanding as of March 31, 2016.

On June 26, 2015, the company issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 (the “Subordinated Notes”). See Note 12 – Borrowings for more information on the Subordinated Notes. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption of the company’s SBLF Preferred Stock.

On February 10, 2016, Xenith Bankshares announced, in a joint release with Hampton Roads Bankshares, Inc. (“Hampton Roads Bankshares”), that the companies had reached a definitive agreement to merge (the “HRB Merger”). Under the terms of the agreement, the company’s shareholders will receive 4.4 shares of Hampton Roads Bankshares’ common stock for each share of the company’s common stock. Immediately following the completion of the HRB Merger, the Bank will merge with and into Hampton Roads Bankshares’ wholly-owned subsidiary, Bank of Hampton Roads. The combined company will adopt the name Xenith Bankshares, Inc. for the holding company and the name Xenith Bank for the combined bank and will be headquartered in Richmond, Virginia. The completion of the HRB Merger, which is expected to occur in the third quarter of 2016, is subject to regulatory approvals and the approval of the shareholders of both companies, as well as customary closing conditions.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Xenith Bankshares and its wholly-owned subsidiary, Xenith Bank. All significant intercompany accounts have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim period reporting, and reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 2016 and December 31, 2015, the results of operations and comprehensive income for the three months ended March 31, 2016 and 2015, and the statements of cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The unaudited consolidated financial statements and accompanying notes should be read in conjunction with the company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

Note 3. Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to March 31, 2016 and December 31, 2015 was $14.8 million and $12.5 million, respectively.

Note 4. Securities

The following tables present the amortized cost and fair value of securities as of the dates stated:

	March 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities - fixed rate	$7,968	$97	$—	$8,065
Municipals - fixed rate
- Tax exempt	67,791	2,226	—	70,017
- Taxable	10,085	353	—	10,438
Collateralized mortgage obligations - fixed rate	7,532	126	(21)	7,637
Commercial mortgage-backed securities - fixed rate	36,653	758	—	37,411

Total securities available for sale	130,029	3,560	(21)	133,568

Securities held to maturity:
Municipals - fixed rate - taxable	9,268	803	—	10,071

Total securities held to maturity	9,268	803	—	10,071

Total securities	$139,297	$4,363	$(21)	$143,639

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Securities available for sale:
Mortgage-backed securities - fixed rate	$8,026	$11	$(90)	$7,947
Municipals - fixed rate
- Tax exempt	68,025	1,035	(6)	69,054
- Taxable	10,071	61	(130)	10,002
Collateralized mortgage obligations - fixed rate	7,872	43	(85)	7,830
Commercial mortgage-backed securities - fixed rate	36,712	—	(682)	36,030

Total securities available for sale	130,706	1,150	(993)	130,863

Securities held to maturity:
Municipals - fixed rate - taxable	9,270	499	—	9,769

Total securities held to maturity	9,270	499	—	9,769

Total securities	$139,976	$1,649	$(993)	$140,632

As of March 31, 2016 and December 31, 2015, the company had securities with a fair value of $8.2 million and $8.1 million, respectively, pledged as collateral for public deposits.

The following table presents the amortized cost and fair value of securities by contractual maturity as of the date stated:

	March 31, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,643	6,783	—	—
Due after five years through ten years	50,444	51,690	9,268	10,071
Due after ten years	72,942	75,095	—	—

Total securities	$130,029	$133,568	$9,268	$10,071

The following tables present fair values and the related unrealized losses in the company’s securities portfolio, with the information aggregated by investment category and by the length of time that individual securities have been in continuous unrealized loss positions as of the dates stated. The number of loss securities in each category is also noted.

	March 31, 2016
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Collateralized mortgage obligations - fixed rate	2	$—	$—	$2,904	$(21)	$2,904	$(21)

Total securities available for sale	2	—	—	2,904	(21)	2,904	(21)

Total securities	2	$—	$—	$2,904	$(21)	$2,904	$(21)

	December 31, 2015
		Less than 12 months		More than 12 months		Total
	Number	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities
- Fixed rate	3	$6,956	$(90)	$—	$—	$6,956	$(90)
Municipals - fixed rate
- Tax exempt	3	4,391	(6)	—	—	4,391	(6)
- Taxable	2	5,024	(130)	—	—	5,024	(130)
Collateralized mortgage obligations - fixed rate	2	—	—	2,988	(85)	2,988	(85)
Commercial mortgage-backed securities - fixed rate	14	36,032	(682)	—	—	36,032	(682)

Total securities available for sale	24	52,403	(908)	2,988	(85)	55,391	(993)

Total securities	24	$52,403	$(908)	$2,988	$(85)	$55,391	$(993)

All securities held as of March 31, 2016 were investment grade. The unrealized loss positions at March 31, 2016 were directly related to interest rate movements, and management believes there is minimal credit risk exposure in these investments. There is no intent to sell investments that were in an unrealized loss position at March 31, 2016, and it is more likely than not that the company will not be required to sell these investments before a recovery of unrealized losses. These investments were not considered to be other-than-temporarily impaired at March 31, 2016; therefore, no other-than-temporary impairment has been recognized in net income.

Note 5. Loans

The following table presents the company’s composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$365,766	46.9%	$370,612	47.6%
Commercial real estate	311,588	40.0%	302,814	38.8%
Residential real estate	35,832	4.6%	36,190	4.6%
Consumer	12,225	1.6%	12,577	1.6%
Guaranteed student loans	53,674	6.9%	57,308	7.4%
Overdrafts	31	0.0%	27	0.0%

Total loans	779,116	100.0%	779,528	100.0%
Allowance for loan and lease losses	(7,072)		(7,350)

Total loans, net of allowance	$772,044		$772,178

Loans, excluding guaranteed student loans, include unearned fees net of capitalized origination costs, of $436 thousand and $358 thousand, as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, $294.7 million of loans were pledged to the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank as collateral for borrowing capacity.

As of March 31, 2016, the company had $53.7 million of guaranteed student loans, including premium and acquisition costs of $1.4 million and $780 thousand, respectively, which are amortized into interest income on the effective interest method. The guaranteed student loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, these loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program, pursuant to which borrowers under defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The student loans carry an approximate 98% federal government guarantee as to the payment of principal and accrued interest.

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

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$595	$—	$207	$—	$802
Commercial real estate	1,926	1,502	940	—	4,368
Residential real estate	191	—	573	—	764
Consumer	50	—	36	—	86

Total purchased credit-impaired loans	2,762	1,502	1,756	—	6,020

Originated and other purchased loans:
Commercial and industrial	360,860	2,956	1,148	—	364,964
Commercial real estate	298,203	2,820	6,197	—	307,220
Residential real estate	33,636	236	1,196	—	35,068
Consumer	12,000	10	160	—	12,170
Guaranteed student loans	53,674	—	—	—	53,674

Total originated and other purchased loans	758,373	6,022	8,701	—	773,096

Total loans	$761,135	$7,524	$10,457	$—	$779,116

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$616	$—	$209	$—	$825
Commercial real estate	3,057	371	949	—	4,377
Residential real estate	72	—	705	—	777
Consumer	27	—	61	—	88

Total purchased credit-impaired loans	3,772	371	1,924	—	6,067

Originated and other purchased loans:
Commercial and industrial	365,430	2,353	2,004	—	369,787
Commercial real estate	289,338	2,861	6,238	—	298,437
Residential real estate	33,894	259	1,260	—	35,413
Consumer	12,343	12	161	—	12,516
Guaranteed student loans	57,308	—	—	—	57,308

Total originated and other purchased loans	758,313	5,485	9,663	—	773,461

Total loans	$762,085	$5,856	$11,587	$—	$779,528

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

The company’s allowance for loan and lease losses related to guaranteed student loans is based on historical and expected default rates for the loans applied to the portion of carrying value in these loans that is not subject to federal guarantee. The company charges off that portion of its guaranteed student loans that are (1) not subject to federal government guarantee and (2) greater than 120 days past due and have a high probability of default. Probability of default is determined by a loss migration analysis.

The following table presents the allowance for loan and lease loss activity, by loan category, for the dates stated:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$7,350	$6,247
Charge-offs:
Commercial and industrial	291	2
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	139	321
Overdrafts	3	4

Total charge-offs	433	327

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	1
Residential real estate	—	—
Consumer	—	1
Guaranteed student loans	—	—
Overdrafts	2	2

Total recoveries	2	4

Net charge-offs	431	323

Provision for loan and lease losses	190	565
Amount for unfunded commitments	(37)	—
Other (1)	—	(46)

Balance at end of period	$7,072	$6,443

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the allowance for loan and lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	March 31, 2016
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$52	$52	$—
Commercial real estate	276	276	—
Residential real estate	38	38	—
Consumer	—	—	—

Total purchased credit-impaired loans	366	366	—

Originated and other purchased loans
Commercial and industrial	1,557	—	1,557
Commercial real estate	4,907	717	4,190
Residential real estate	161	9	152
Consumer	—	—	—
Guaranteed student loans	81	—	81

Total originated and other purchased loans	6,706	726	5,980

Total allowance for loan and lease losses	$7,072	$1,092	$5,980

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$802	$776	$26
Commercial real estate	4,368	2,638	1,730
Residential real estate	764	296	468
Consumer	86	—	86

Total purchased credit-impaired loans	6,020	3,710	2,310

Originated and other purchased loans
Commercial and industrial	364,964	840	364,124
Commercial real estate	307,220	5,513	301,707
Residential real estate	35,068	616	34,452
Consumer	12,170	543	11,627
Guaranteed student loans	53,674	—	53,674

Total originated and other purchased loans	773,096	7,512	765,584

Total loans	$779,116	$11,222	$767,894

	December 31, 2015
	Total Amount	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial and industrial	$52	$52	$—
Commercial real estate	276	276	—
Residential real estate	38	38	—
Consumer	—	—	—

Total purchased credit-impaired loans	366	366	—

Originated and other purchased loans
Commercial and industrial	2,043	452	1,591
Commercial real estate	4,715	466	4,249
Residential real estate	167	11	156
Consumer	—	—	—
Guaranteed student loans	59	—	59

Total originated and other purchased loans	6,984	929	6,055

Total allowance for loan and lease losses	$7,350	$1,295	$6,055

Loan balances applicable to:
Purchased credit-impaired loans
Commercial and industrial	$825	$802	$23
Commercial real estate	4,377	2,646	1,731
Residential real estate	777	302	475
Consumer	88	—	88

Total purchased credit-impaired loans	6,067	3,750	2,317

Originated and other purchased loans
Commercial and industrial	369,787	1,745	368,042
Commercial real estate	298,437	5,533	292,904
Residential real estate	35,413	618	34,795
Consumer	12,516	516	12,000
Guaranteed student loans	57,308	—	57,308

Total originated and other purchased loans	773,461	8,412	765,049

Total loans	$779,528	$12,162	$767,366

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data, as of the dates stated:

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$142	$256	$—
Commercial real estate	368	507	—
Residential real estate	222	256	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	840	840	—
Commercial real estate	2,966	3,531	—
Residential real estate	393	398	—
Consumer	543	601	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	634	624	52
Commercial real estate	2,270	2,324	276
Residential real estate	74	79	38
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	—	—	—
Commercial real estate	2,547	2,553	717
Residential real estate	223	223	9
Consumer	—	—	—

Total loans individually evaluated for impairment	$11,222	$12,192	$1,092

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$145	$259	$—
Commercial real estate	379	516	—
Residential real estate	226	260	—
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	633	633	—
Commercial real estate	3,301	3,870	—
Residential real estate	536	543	—
Consumer	516	577	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	657	646	52
Commercial real estate	2,267	2,349	276
Residential real estate	76	82	38
Consumer	—	—	—
Originated and other purchased loans
Commercial and industrial	1,112	1,112	452
Commercial real estate	2,232	2,240	466
Residential real estate	82	82	11
Consumer	—	—	—

Total loans individually evaluated for impairment	$12,162	$13,169	$1,295

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	$144	$—	$326	$—
Commercial real estate	374	—	517	—
Residential real estate	222	1	343	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	847	2	1,072	—
Commercial real estate	2,971	23	3,213	23
Residential real estate	393	4	313	2
Consumer	544	—	—	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial and industrial	646	8	634	10
Commercial real estate	2,280	36	1,862	31
Residential real estate	75	—	211	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial and industrial	—	—	1,181	—
Commercial real estate	2,553	—	192	—
Residential real estate	224	1	211	—
Consumer	—	—	—	—

Total loans individually evaluated for impairment	$11,273	$75	$10,075	$66

Pursuant to the First Bankshares Merger, the Paragon Transaction, the VBB Acquisition and the CVB Acquisition, the acquired loans were adjusted to estimated fair value. The allowance for loan and lease losses does not include the remaining fair value adjustments (discounts) recorded as a result of these acquisitions.

Of the $14.0 million discount recorded on the VBB Acquisition, $12.7 million was related to $40.2 million of purchased credit-impaired loans. Of the $3.0 million discount recorded on the CVB Acquisition, $1.1 million was related to $4.6 million of purchased credit-impaired loans. The remaining fair value adjustment on the VBB and CVB purchased credit-impaired loans, as of March 31, 2016, was $229 thousand and $534 thousand, respectively. The carrying value of the VBB and CVB purchased credit-impaired loans, as of March 31, 2016, was approximately $3.8 million and $1.9 million, respectively, which is net of any impairment charges recorded subsequent to acquisition.

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

The following table presents accretion activity related to acquired loans for the dates stated:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,362	$5,580
Accretion (1)	(445)	(483)
Disposals (2)	(135)	—
Other (3)	—	46

Balance at end of period	$2,782	$5,143

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

The following tables present the age analysis of loans past due as of the dates stated:

	March 31, 2016
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$417	$40	$345	$385	$802
Commercial real estate	4,107	—	261	261	4,368
Residential real estate	562	76	126	202	764
Consumer	86	—	—	—	86

Total purchased credit-impaired loans	5,172	116	732	848	6,020

Originated and other purchased loans:
Commercial and industrial	364,807	149	8	157	364,964
Commercial real estate	303,353	2,790	1,077	3,867	307,220
Residential real estate	34,310	366	392	758	35,068
Consumer	11,716	11	443	454	12,170
Guaranteed student loans	38,585	5,567	9,522	15,089	53,674

Total originated and other purchased loans	752,771	8,883	11,442	20,325	773,096

Total loans	$757,943	$8,999	$12,174	$21,173	$779,116

	December 31, 2015
	Current	30-89 days Past Due	90+ days Past Due	Total Past Due	Total Loans
Purchased credit-impaired loans:
Commercial and industrial	$156	$161	$508	$669	$825
Commercial real estate	4,187	10	180	190	4,377
Residential real estate	572	96	109	205	777
Consumer	88	—	—	—	88

Total purchased credit-impaired loans	5,003	267	797	1,064	6,067

Originated and other purchased loans:
Commercial and industrial	368,759	36	992	1,028	369,787
Commercial real estate	296,148	1,166	1,123	2,289	298,437
Residential real estate	34,437	377	599	976	35,413
Consumer	11,983	47	486	533	12,516
Guaranteed student loans	38,811	8,248	10,249	18,497	57,308

Total originated and other purchased loans	750,138	9,874	13,449	23,323	773,461

Total loans	$755,141	$10,141	$14,426	$24,387	$779,528

Guaranteed student loans comprised $5.6 million of the total amounts that were past due 30-89 days and $9.5 million of the total amounts that were past due 90 days or greater as of March 31, 2016. These loans are nearly 98% guaranteed as to principal and accrued interest. Pursuant to the guarantee, the company may make a claim for payment on a loan after a period of 270 days during which no payment has been made on the loan.

The following table presents nonaccrual loans and other real estate owned (“OREO”) as of the dates stated. A loan is considered nonaccrual if it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2016, there were no loans, other than guaranteed student loans, past due 90 days or greater for which interest was accruing. Accrued interest on the guaranteed portion of student loans is subject to the guarantee and is payable under the claim, if any, to the time the claim is satisfied.

	March 31, 2016	December 31, 2015
Purchased credit-impaired loans:
Commercial and industrial	$246	$155
Commercial real estate	414	518
Residential real estate	552	413
Consumer	6	7

Total purchased credit-impaired loans	1,218	1,093

Originated and other purchased loans:
Commercial and industrial	665	2,004
Commercial real estate	4,897	4,129
Residential real estate	785	898
Consumer	443	150

Total originated and other purchased loans	6,790	7,181

Total nonaccrual loans	8,008	8,274
Other real estate owned	632	533

Total nonperforming assets	$8,640	$8,807

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

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	March 31, 2016	December 31, 2015
Performing TDRs:
Commercial and industrial	$1,468	$1,467
Commercial real estate	2,315	2,343
Residential real estate	147	2,072
Consumer	—	—

Total performing TDRs	3,930	5,882

Nonperforming TDRs:
Commercial and industrial	27	750
Commercial real estate	1,860	74
Residential real estate	116	116
Consumer	—	—

Total nonperforming TDRs	2,003	940

Total TDRs	$5,933	$6,822

The following tables present loans classified as TDRs, including the type of modification, number of loans and loan type, as of the dates stated:

	March 31, 2016
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	5	$434	$1,061	$1,495
Commercial real estate	8	320	3,855	4,175
Residential real estate	3	116	147	263
Consumer	—	—	—	—

Total TDRs	16	$870	$5,063	$5,933

	December 31, 2015
	Number of Loans Modified	Rate Modification	Term Extension and/or Other Concessions	Total
Commercial and industrial	8	$601	$1,616	$2,217
Commercial real estate	7	325	2,092	2,417
Residential real estate	5	237	1,951	2,188
Consumer	—	—	—	—

Total TDRs	20	$1,163	$5,659	$6,822

During the three months ended March 31, 2016, there were no loans identified as TDRs.

Note 6. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible assets, which are core deposit intangibles, as of the dates stated:

	March 31, 2016	December 31, 2015
Amortizable core deposit intangibles:
Gross carrying value	$4,640	$4,640
Accumulated amortization	(2,058)	(1,943)

Net core deposit intangibles	2,582	2,697

Goodwill	12,989	12,989

Total goodwill and other intangible assets, net	$15,571	$15,686

Note 7. Deposits

The following table presents a summary of deposit accounts as of the dates stated:

	March 31, 2016	December 31, 2015
Noninterest-bearing demand deposits	$161,971	$182,008
Interest-bearing:
Demand and money market	405,897	386,358
Savings deposits	11,617	10,564
Time deposits greater than $250,000	74,827	76,178
Other time deposits	217,949	233,922

Total deposits	$872,261	$889,030

Note 8. Derivatives

Cash Flow Hedges

The company uses interest rate derivatives to manage its exposure to interest rate movements. As of March 31, 2016, the company was a party to two interest rate swap agreements designated as cash flow hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” Pursuant to these agreements, the company has minimized its exposure to interest rate movements by exchanging variable for fixed interest payments beginning September 28, 2015, without exchange of underlying notional amounts totaling $17.5 million. Prior to September 28, 2015, the company had an interest rate swap agreement whereby it exchanged variable for fixed interest payments related to a $20.0 million borrowing, without exchange of the underlying notional amount. The swap expired upon the maturity of the $20.0 million borrowing, which was September 28, 2015.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects net income. The ineffective portion of the change in fair value of the derivatives is recognized directly in net income. For the three months ended March 31, 2016 and 2015, the ineffective portion was insignificant. The amount reported in AOCI as of March 31, 2016 was a loss of $948 thousand, net of a tax benefit of $322 thousand. As of March 31, 2016, a liability of $965 thousand was recorded in other liabilities on the consolidated balance sheet related to these cash flow hedges.

Non-hedge Derivatives

Derivatives not designated as hedges are not speculative and result from a service the company provides to certain customers. The company executes interest rate derivatives (interest rate swaps) with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the company executes with third parties, thus minimizing its net exposure from such transactions. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in net income. As of March 31, 2016, $811 thousand was recorded in other assets and $861 thousand was recorded in other liabilities related to non-designated hedges. For the three months ended March 31, 2016 and 2015, $22 thousand of loss and $26 thousand of income, respectively, was recorded in net income related to non-designated hedges.

The company has minimum collateral requirements with its counterparties for both cash flow hedges and non-hedge derivatives that contain provisions, whereby if the company fails to maintain its status as a well or an adequately capitalized institution, the company could be required to terminate or fully collateralize the derivative contract. Additionally, if the company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the company could also be in default on its derivative obligations. As of March 31, 2016, the valuation of these derivatives had surpassed the contractually specified minimum transfer amounts of $250 thousand, and $2.0 million had been pledged as collateral under the agreements. If the company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Note 9. Income Taxes

Net deferred tax assets as of March 31, 2016 and December 31, 2015 were $5.5 million and $6.3 million, respectively. The following table presents the statutory tax rate reconciled to the company’s effective tax rate for the dates stated:

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Tax	Rate	Tax	Rate
Income tax expense at statutory rate	$304	34.00%	$441	34.00%
Non-deductible expenses	2	0.22%	2	0.16%
Share-based compensation	—	0.00%	14	1.07%
Transaction-related expenses	326	36.46%	—	0.00%
Tax exempt income	(155)	-17.34%	(92)	-7.13%
Other	51	5.66%	11	0.90%

Income tax expense reported	$528	59.00%	$376	29.00%

Note 10. Earnings per Common Share

The following table summarizes basic and diluted earnings per common share calculations for the periods stated. Weighted average shares outstanding for the calculation of basic earnings per share include vested restricted stock units. Excluded from the computation of diluted earnings per common share were 227,070 and 245,005 shares related to options, for the three months ended March 31, 2016 and 2015, respectively, because their inclusion in the calculation would be anti-dilutive. The number of shares in the following table is in thousands.

	For the Three Months Ended March 31,
	2016	2015
Net income	$367	$921
Preferred stock dividend	—	(21)

Net income available to common shareholders	$367	$900

Weighted average shares outstanding, basic	13,209	13,082
Dilutive shares	234	186

Weighted average shares outstanding, diluted	13,443	13,268

Earnings per common share, basic	$0.03	$0.07

Earnings per common share, diluted	$0.03	$0.07

Note 11. Pension Plan

In connection with the CVB Acquisition, the company assumed the Colonial Virginia Bank Executive Retirement Plan (“SERP”). The SERP provides for the payment of supplemental retirement benefits to three former CVB executives. All benefits to the employees are fully vested and payments may begin six months following the employee’s termination, as defined by the SERP. As of March 31, 2016, two former CVB employees were receiving payments under the SERP. For the three months ended March 31, 2016 and 2015, the company paid $45 and $23 thousand, respectively, of benefits under the SERP. The company expects to pay $134 thousand to the former employees for the remainder of 2016. As of March 31, 2016, a $2.2 million liability was recorded on the company’s consolidated balance sheet related to the SERP. A discount rate of 4% was used in determining the SERP liability.

The company also has a grantor trust (rabbi trust) established as a source of funds to pay benefits under the SERP. As of March 31, 2016 $1.8 million in cash and investment securities were held in the rabbi trust which is recorded in other assets on the company’s consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the company.

Note 12. Borrowings

The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”) . Total credit availability as of March 31, 2016 under the FHLB facility was $294.1 million, which is equal to 30% of total assets as of the most recent prior quarter-end, and with a pledged, lendable collateral value of $54.4 million. Under this facility, as of March 31, 2016, there was one short-term, non-amortizing loan outstanding for $17.5 million, which matures June 28, 2016. Credit availability under the FRB facility, as of March 31, 2016, was $156.8 million, which is also based on pledged collateral. As of March 31, 2016, the Bank had no federal funds purchased or long-term borrowings under this facility.

On June 26, 2015, the company issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the company. As of March 31, 2016, the outstanding balance of the Subordinated Notes, net of capitalized loan origination costs, was $8.4 million. For the three months ended March 31, 2016, the effective interest rate, including the amortization of loan origination costs, on the Subordinated Notes was 7.40%.

On September 30, 2014, the company entered into an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). The Credit Agreement was subsequently amended on September 24, 2015 and matures September 30, 2019. Borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 2.75% per annum. The Credit Agreement is unsecured but the lender has the benefit of a negative pledge on all of the outstanding capital stock of the Bank. As of March 31, 2016, the outstanding balance borrowed under the Credit Agreement, net of capitalized loan origination costs, was $10.7 million. For the three months ended March 31, 2016 and 2015, the effective interest rate, including the amortization of loan origination costs, on the unsecured senior term loan was 3.33% and 3.92%, respectively.

As of March 31, 2016, the company and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes and the Credit Agreement.

Note 13. Senior Non-Cumulative Perpetual Preferred Stock

On June 30, 2015, the company completed the redemption of all of the outstanding 8,381 shares ($8.4 million) of the SBLF Preferred Stock. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption. For the three months ended March 31, 2016, the company’s dividend on the SBLF Preferred Stock was $21 thousand. The effective dividend rate was 1% for all periods for which a dividend was paid.

Note 14. Commitments and Contingencies

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

The following table presents unfunded commitments outstanding as of the dates stated:

	March 31, 2016	December 31, 2015
Commercial lines of credit	$202,472	$177,846
Commercial real estate	68,848	60,380
Residential real estate	11,135	12,104
Consumer	4,645	2,982
Letters of credit	7,548	7,679

Total commitments	$294,648	$260,991

The Bank has a commitment to invest in a limited partnership that operates as a small business investment company. As of March 31, 2016, the Bank had invested $900 thousand; an additional $100 thousand will be funded at the request of the general partner of the partnership. Additionally, the Bank has a $1.0 million commitment to invest in a Virginia limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

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

Impaired loans:

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. As of March 31, 2016, all of the impaired loans accounted for under ASC 310-30 were evaluated based on discounted cash flows or on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the company records the impaired loan as nonrecurring Level 2. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or management evaluates fair value based on discounted cash flows, the company records the impaired loan as nonrecurring Level 3.

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

Although the company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 and December 31, 2015, the company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Borrowings:

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values. The carrying amount of borrowings for which interest rates reset quarterly or less approximates its fair value. Fair values of other borrowings are estimated using discounted cash flow analyses at the company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

As noted, certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis. The following tables present assets measured at fair value on a recurring and nonrecurring basis as of the dates stated:

		Fair Value Measurements as of March 31, 2016 Using
	March 31, 2016 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities - fixed rate	$8,065	$—	$8,065	$—
Commercial mortgage-backed securities - fixed rate	37,411	—	37,411	—
Municipals	80,455	—	80,455	—
Collateralized mortgage obligations	7,637	—	7,637	—
Cash flow hedge - liability	(965)	—	(965)	—
Interest rate derivative - asset	811	—	811	—
Interest rate derivative - liability	(861)	—	(861)	—
Other assets	1,824	1,824	—	—
Assets measured on a nonrecurring basis:
Impaired loans	$11,222	$—	$—	$11,222
Other real estate owned	632	—	—	632

		Fair Value Measurements as of December 31, 2015 Using
	December 31, 2015 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Securities available for sale
Mortgage-backed securities - fixed rate	$7,947	$—	$7,947	$—
Commercial mortgage-backed securities - fixed rate	36,030	—	36,030	—
Municipals	79,056	—	79,056	—
Collateralized mortgage obligations	7,830	—	7,830	—
Cash flow hedge - liability	(629)	—	(629)	—
Interest rate derivative - asset	532	—	532	—
Interest rate derivative - liability	(560)	—	(560)	—
Other assets	1,846	1,846	—	—
Assets measured on a nonrecurring basis:
Impaired loans	$12,162	$—	$—	$12,162
Other real estate owned	533	—	—	533

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis, for which the company has utilized Level 3 inputs to determine fair value, as of the dates stated:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2016	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$11,222	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%

Other real estate owned (1)	632	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Input	Range
Impaired Loans	$12,162	Collateral value, market value of similar debt, enterprise value, liquidation value and/or discounted cash flows	Yield	0-29%

Other real estate owned (1)	533	Market analysis or recent appraisals	Disposal costs	N/A

(1)	The fair value of these assets is determined based on appraisal value or sales price less estimated disposal costs, if applicable, the range of which is not meaningful to disclose.

The following tables present the carrying amounts and approximate fair values of the company’s financial assets and liabilities as of the dates stated:

	March 31, 2016		Fair Value Measurements as of March 31, 2016 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$27,608	$27,608	$27,608	$—	$—
Federal funds sold	13,457	13,457	—	13,457	—
Securities available for sale	133,568	133,568	—	133,568	—
Securities held to maturity	9,268	10,071	—	10,071	—
Loans, net	772,044	781,466	—	—	781,466
Interest rate derivative	811	811	—	811	—
Accrued interest receivable	4,236	4,236	—	4,236	—
Other assets	1,824	1,824	1,824	—	—
Financial liabilities:
Cash flow hedge	$965	$965	$—	$965	$—
Interest rate derivative	861	861	—	861	—
Borrowings	36,576	37,300	—	37,300	—
Deposits	872,261	872,985	—	872,985	—
Accrued interest payable	282	282	—	282	—

	December 31, 2015		Fair Value Measurements as of December 31, 2015 Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$40,242	$40,242	$40,242	$—	$—
Federal funds sold	21,703	21,703	—	21,703	—
Securities available for sale	130,863	130,863	—	130,863	—
Securities held to maturity	9,270	9,769	—	9,769	—
Loans, net	772,178	772,276	—	—	772,276
Interest rate derivative	532	532	—	532	—
Accrued interest receivable	4,430	4,430	—	4,430	—
Other assets	1,846	1,846	1,846	—	—
Financial liabilities:
Cash flow hedge	$629	$629	$—	$629	$—
Interest rate derivative	560	560	—	560	—
Borrowings	36,861	36,861	—	36,861	—
Deposits	889,030	879,700	—	879,700	—
Accrued interest payable	426	426	—	426	—

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

Note 16. Share Repurchase Program

In July 2013, the company’s board of directors authorized a share repurchase program permitting the company to repurchase in the open market or otherwise up to 210,000 shares of the company’s outstanding stock. The authorization has no time limit. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time. The company did not repurchase any of its shares during the first quarter of 2016.

Note 17. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The company is evaluating the impact ASU 2014-09 will have on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU affect the recognition, measurement, presentation and disclosure of financial instruments. It requires an entity to (1) measure equity investments at fair value through net income, with certain exceptions; (2) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (3) present financial assets and financial liabilities by measurement category and form of financial asset; (4) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (5) assess a valuation allowance on deferred tax assets related to unrealized losses on available-for-sale securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within 2017, with certain provisions of the ASU eligible for early adoption. The company is evaluating the impact ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The amendments in this ASU modify the guidance companies use to account for leases by increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The company is evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in this ASU are intended to simplify certain aspects of accounting for stock compensation, particularly the tax implications of employee share-based payments. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods with 2016. The company is evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the company’s consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q (“Form 10-Q”) and Part II, Item 8, “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The data presented as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is derived from our unaudited interim financial statements and includes, in the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the data for such period. The data presented as of December 31, 2015 is derived from our audited financial statements as of and for the year ended December 31, 2015, which is included in the 2015 Form 10-K.

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

BUSINESS OVERVIEW

Xenith Bankshares, Inc. is a Virginia corporation that is the bank holding company for Xenith Bank, which is a Virginia banking corporation organized and chartered pursuant to the laws of the Commonwealth of Virginia and a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a full-service, locally-managed commercial bank primarily targeting the banking needs of middle market and small businesses, local real estate developers and investors, private banking clients and select retail clients, which we refer to as our target customers. We are geographically focused on the Greater Washington, D.C., Richmond, Virginia, and the Greater Hampton Roads, Virginia metropolitan statistical areas, which we refer to as our target markets. The Bank conducts its principal banking activities through its eight branches, with one branch located in Herndon, Virginia, two branches located in Richmond, Virginia, three branches located in Suffolk, Virginia, and two branches located in Gloucester, Virginia. The Bank also has a loan production office in Newport News, Virginia. As of March 31, 2016, we had total assets of $1.0 billion, total loans, net of our allowance for loan and lease losses, of $772.0 million, total deposits of $872.3 million, and shareholders’ equity of $105.5 million.

On February 10, 2016, we announced, in a joint press release with Hampton Roads Bankshares, Inc. (“Hampton Roads Bankshares”), that the companies reached a definitive agreement (the “HRB Merger Agreement”) to merge (the “HRB Merger”). Under the terms of the HRB Merger Agreement, our shareholders will receive 4.4 shares of Hampton Roads Bankshares’ common stock for each share of our common stock. Upon the completion of the HRB Merger, Hampton Roads Bankshares shareholders and our shareholders will own approximately 74% and 26%, respectively, of the shares in the combined company, and its board of directors will consist of 13 persons, eight from Hampton Roads Bankshares and five from Xenith Bankshares. The combined company will adopt the Xenith Bankshares name for the holding company and the Xenith Bank name for the combined bank and will be headquartered in Richmond, Virginia. T. Gaylon Layfield, III, our current President and Chief Executive Officer, will become Chief Executive Officer of the combined company. The completion of the HRB Merger is expected to occur in the third quarter of 2016 and is subject to regulatory approvals, including the approval of the Federal Reserve Board and the Bureau of Financial Institutions of the Commonwealth of Virginia, and the approval of the shareholders of both companies, as well as customary closing conditions. Immediately following the completion of the HRB Merger, the Bank will merge with and into Hampton Roads Bankshares’ wholly-owned subsidiary bank, Bank of Hampton Roads. The combined company, will have pro forma assets of approximately $3.0 billion and combined deposits of approximately $2.5 billion as of December 31, 2015.

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

On June 30, 2015, we completed the redemption of all of the outstanding 8,381 shares of our senior non-cumulative perpetual preferred stock, Series A, that we had issued and sold to the U.S. Treasury pursuant to the Small Business Lending Fund program (“SBLF Preferred Stock”), at an aggregate redemption price of $8.4 million, including accrued but unpaid dividends. Substantially all of the net proceeds from the issuance and sale of the Subordinated Notes were used to fund the redemption.

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

The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on liabilities used to fund those assets. Interest-earning assets include loans, securities, federal funds sold and deposits held at other banks. Interest-bearing liabilities include deposits and borrowings. Sources of noninterest income include service charges on deposit accounts, fees on treasury services, earnings from our investment in bank owned life insurance, gains on the sale of securities and other miscellaneous income. Deposits, Federal Home Loan Bank (“FHLB”) borrowed funds, borrowed funds from other sources and federal funds purchased are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average common equity (“ROAE”), ratio of average common equity to average assets and efficiency ratio. Such measures are common performance indicators in the banking industry.

The following table presents selected financial performance measures, for the dates stated:

	Three Months Ended March 31,
	2016	2015
Net interest margin (1)	3.15%	3.38%
Return on average assets (2)	0.14%	0.39%
Return on average common equity (3)	1.41%	3.73%
Average common equity to average assets (4)	9.79%	10.49%
Efficiency ratio (5)	87%	76%

(1)	Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.
(2)	ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields, and rates table below.
(3)	ROAE is net income divided by average shareholders’ equity less average preferred stock. Average shareholders’ equity is presented within the average balances, income and expenses, yields and rates table below.
(4)	Average common equity to average assets is average common shareholders’ equity divided by average total assets. Average common shareholders’ equity is average total shareholders’ equity less preferred stock. Average total assets are presented within the average balances, income and expenses, yields and rates table below.
(5)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Industry Conditions

The national unemployment rate, seasonally adjusted, and as published by the Bureau of Labor Statistics, for March 2016 was reported at 5.0%, unchanged from December 2015. In the Fifth District of the Federal Reserve Bank (the “Fifth District”), which includes our target markets, the February 2016 (most recent) unemployment rate was 5.0%, an improvement from 5.2% at the end of 2015. More specifically, the unemployment rate in Virginia in February 2016 was 4.1%, an improvement from 4.2% from year-end 2015, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the twelve months ended February 2016, all industry sectors in the Fifth District expanded, with the exception of information services, which declined 1.0% year-over-year.

The Federal Open Market Committee (the “FOMC”) stated in a March 2016 release that economic activity has expanded moderately in recent months despite global economic and financial developments. The FOMC stated household spending has been increasing at a moderate rate, and the housing sector has improved further; however, business fixed investment and net exports have remained soft, while a range of recent indicators, including strong job gains, points to additional strengthening of the labor market. The FOMC further stated that inflation has picked up in recent months; however, it continues to run below the FOMC’s long-run objective of 2% inflation, in part because of earlier declines in energy prices.

The FOMC reaffirmed its view that the current  1⁄4 to  1⁄2 % target range for the federal funds rate remains appropriate given the current economic conditions. Further, the FOMC stated the stance of current monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to 2% inflation.

Low interest rates and intense competition have put pressure on net interest margins of banks, including the Bank. Banks with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We have seen a particularly sharp increase in competition in the Richmond, Virginia market over the last few years, as new banks have entered this market. Though our commercial real estate (“CRE”) business continues to show strong growth in both the Greater Washington and Richmond markets, our commercial and industrial (“C&I”) lending business has grown at a slower pace. We anticipate intense competition in our markets until demand and supply are more balanced.

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

Following the completion of the HRB Merger, the combined company will have a pro forma capital base that will allow for lending limits that exceed our current lending limits. We believe that this will allow the combined company to leverage the combined company’s C&I and CRE loan focus in all of its target markets.

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

Our critical accounting policies are discussed in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2015 Form 10-K. Since December 31, 2015, there have been no changes in these policies that have had or could reasonably be expected to have a material effect on our results of operations or financial condition.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2016, net income was $367 thousand compared to net income of $921 thousand for the three months ended March 31, 2015. Income before income tax expense was $895 thousand for the three months ended March 31, 2016 compared to income before income tax expense of $1.3 million for the same period in 2015. Income before income tax expense in the 2016 period included $1.0 million of expenses related to the HRB Merger.

The following table presents our net income and earnings per common share information for the periods stated:

	Three Months Ended March 31,
	2016	2015
Net income	$367	$921

Preferred stock dividend	—	(21)

Net income available to common shareholders	$367	$900

Earnings per common share, basic and diluted	$0.03	$0.07

Net Interest Income

For the three months ended March 31, 2016, net interest income was $7.7 million compared to $7.3 million for the three months ended March 31, 2015. Interest income from higher average balances of our investment securities and loans held for investment and higher yields on our loans were partially offset by both lower average balances of guaranteed student loans and higher average balances and costs of borrowed funds. Higher average balances and costs of borrowed funds were negatively affected by the issuance and sale of our Subordinated Notes, the funds from which were primarily used to redeem our SBLF Preferred Stock. Average balances of loans held for investment, excluding guaranteed student loans (which decreased $14.0 million), increased $19.2 million for the three months ended March 31, 2016 from the same period of 2015, and this amount also excluding average balances from our participation in a warehouse lending program (which decreased $22.1 million) increased $41.3 million.

As presented in the table below, our net interest margin for the three months ended March 31, 2016 was 3.15%, a 23 basis point decrease from 3.38% for the three months ended March 31, 2015. Excluding the effect of purchase accounting adjustments, net interest margin declined 18 basis points for the three months ended March 31, 2016 compared to the same period of 2015.

Average interest-earning assets increased $124.6 million, while related interest income increased $836 thousand, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Average interest-bearing liabilities increased $98.3 million, while interest expense increased $378 thousand, for the three months ended March 31, 2016 compared to the same period of 2015. Yields on interest-earning assets decreased 16 basis points to 3.89%, and costs of interest-bearing liabilities increased 8 basis points to 0.93%, when comparing the three months ended March 31, 2016 to the same period of 2015. Average interest-earning assets as a percentage of total assets were 93.9% for the three months ended March 31, 2016, an increase from 93.1% for the same period of 2015.

Our loan portfolios acquired in mergers and acquisitions were discounted to estimated fair value (for credit and interest rates) as of the acquisition dates. A portion of the discounts taken to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Loan discount accretion was $445 thousand and $483 thousand for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the effect of purchase accounting adjustments on our net interest margin for the periods stated:

	Three Months Ended March 31,
	2016	2015
Net interest margin	3.15%	3.38%
Purchase accounting adjustments impact (1)	0.18%	0.23%
Net interest margin excluding the impact of purchase accounting adjustments	2.97%	3.15%

(1)	Purchase accounting adjustments for the three months ended March 31, 2016 and 2015 include accretion of discounts on acquired loans. Additionally, for the three months ended March 31, 2015, purchase accounting adjustments include an adjustment for interest rates on acquired time deposits.

The following table provides an analysis of the effective yields and rates on average interest-earning assets and average interest-bearing liabilities as of and for the periods stated. The average balances and other statistical data used in this table were calculated using daily average balances. Tax-exempt income and yields are reported on a taxable-equivalent basis.

	Average Balances, Income and Expenses, Yields and Rates
	As of and For the Three Months Ended March 31,
							2016 vs. 2015
	Average Balances (1)		Yield / Rate		Income / Expense (7)(8)(9)		Increase	Change due to (2)
	2016	2015	2016	2015	2016	2015	(Decrease)	Rate	Volume
Assets
Interest-earning assets:
Federal funds sold	$42,526	$20,243	0.52%	0.24%	$55	$12	$43	$22	$21
Interest-earning deposits	56,480	24,685	0.55%	0.25%	77	16	61	30	31
Investments	146,582	81,167	3.05%	3.13%	1,117	636	481	(18)	499
Guaranteed student loans, gross	55,991	70,031	3.56%	3.28%	499	574	(75)	49	(124)
Loans held for investment, gross (3)	699,370	680,202	4.56%	4.49%	7,978	7,633	345	129	216

Total interest-earning assets	1,000,949	876,328	3.89%	4.05%	9,726	8,871	855	212	643

Allowance for loan and lease losses	(7,182)	(6,404)
Noninterest-earning assets:
Cash and due from banks	12,785	13,753
Premises and fixed assets	7,624	8,014
Other assets	52,230	49,201

Total noninterest-earning assets	72,639	70,968

Total assets	$1,066,406	$940,892

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$96,802	$68,558	0.52%	0.54%	$127	$92	$35	$(3)	$38
Savings and money market deposits	361,293	284,367	0.77%	0.75%	691	530	161	12	149
Time deposits	300,408	311,815	0.92%	0.83%	687	644	43	65	(22)
Federal funds purchased and borrowed funds	36,683	32,181	3.81%	2.61%	349	210	139	107	32

Total interest-bearing liabilities	795,186	696,921	0.93%	0.85%	1,854	1,476	378	181	197

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	158,640	129,458
Other liabilities	8,183	7,469

Total noninterest-bearing liabilities	166,823	136,927

Shareholders’ equity	104,397	107,044

Total liabilities and shareholders’ equity	$1,066,406	$940,892

Interest rate spread (4)			2.96%	3.20%

Net interest income (5)					$7,872	$7,395	$477	$31	$446

Net interest margin (6)			3.15%	3.38%

(1)	Average balances are computed on a daily basis.
(2)	Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3)	Nonaccrual loans have been included in the average balances. Guaranteed student loans are excluded.
(4)	Interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5)	Net interest income is interest income less interest expense.
(6)	Net interest margin is net interest income divided by average interest-earning assets.
(7)	Tax-exempt interest income is stated on a taxable-equivalent basis.
(8)	Interest income from loans held for investment in 2016 and 2015 includes $445 thousand and $483 thousand, respectively, in accretion related to acquired loans.
(9)	Interest expense on time deposits in 2015 includes a reduction of $19 thousand related to fair value adjustments recorded pursuant to an acquisition.

Provision for Loan and Lease Losses

	For the three months ended March 31,
(in thousands)	2016	2015	$ Change	% Change
Provision for loan and lease losses	$190	$565	$375	66%

Lower provision for loan and lease losses in the three month period ended March 31, 2016 compared to the same period of 2015 is primarily due to lower growth in loans held for investment in the 2016 period and lower provision for loan losses for our guaranteed student loan portfolio in the 2016 period.

Noninterest Income

(in thousands)	For the three months ended March 31,
Noninterest income	2016	2015	$ Change	% Change
Service charges on deposit accounts	$153	$163	$(10)	-6%
Gain on sales of securities	—	67	(67)	-100%
Increase in cash surrender value of bank owned life insurance	136	97	39	-40%
Other	76	85	(9)	-11%

Total noninterest income	$365	$412	$(47)	-11%

Lower noninterest income in the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to gains on sales of investment securities in the 2015 period, for which there were none in the 2016 period, and higher earnings from bank owned life insurance (“BOLI”) in the 2016 period, due to additional investment in the second quarter of 2015.

Noninterest Expense

(in thousands)	For the three months ended March 31,
Noninterest expense	2016	2015	$ Change	% Change
Compensation and benefits	$3,517	$3,282	$(235)	-7%
Occupancy	402	418	16	4%
FDIC insurance	186	177	(9)	-5%
Bank franchise taxes	270	246	(24)	-10%
Technology	514	535	21	4%
Communications	99	102	3	3%
Insurance	82	93	11	12%
Professional fees	271	275	4	1%
Amortization of intangible assets	114	114	(0)	0%
Guaranteed student loan servicing	92	123	31	25%
Merger-related expenses	1,008	—	(1,008)	n/m
Other	445	447	2	1%

Total noninterest expense	$7,000	$5,812	$(1,188)	-20%

Noninterest expense in the 2016 period included $1.0 million of expenses related to the HRB Merger. Higher compensation and benefits in the three months ended March 31, 2016 were primarily the result of the addition of relationship managers and supporting personnel, the addition of regulatory compliance personnel, and general increases in compensation and benefit costs.

Income Taxes

	For the three months ended March 31,
(in thousands)	2016	2015
Income tax expense	$528	$376

Effective income tax rate	59.00%	29.00%

The higher effective tax rate in the 2016 period reflects the nondeductibility of certain merger-related transaction costs, while the effective rate in the 2015 period reflects the benefits of tax-exempt interest income from municipal securities and earnings on BOLI, which are tax-exempt. Net deferred tax assets as of March 31, 2016 and December 31, 2015 were $5.5 million and $6.3 million, respectively.

FINANCIAL CONDITION

Securities

The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	March 31, 2016
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities - fixed rate	$7,968	$8,065	7.38	2.43%
Municipals - fixed rate
Tax exempt	67,791	70,017	8.76	3.76%
Taxable	10,085	10,438	6.23	2.90%
Collateralized mortgage obligations - fixed rate	7,532	7,637	4.75	2.23%
Commercial mortgage-backed securities - fixed rate	36,653	37,411	6.40	2.27%

Total securities available for sale	130,029	133,568	7.59	3.11%

Securities held to maturity:
Municipals - fixed rate	9,268	10,071	6.60	3.39%

Total securities held to maturity	9,268	10,071	6.60	3.39%

Total securities	$139,297	$143,639	7.45	3.13%

	December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities
- Fixed rate	$8,026	$7,947	7.75	2.43%
Municipals - fixed rate
- Tax exempt	68,025	69,054	9.01	3.96%
- Taxable	10,071	10,002	6.48	2.90%
Collateralized mortgage obligations - fixed rate	7,872	7,830	4.13	2.32%
Commercial mortgage-backed securities - fixed rate	36,712	36,030	6.65	2.27%

Total securities available for sale	130,706	130,863	7.80	3.22%

Securities held to maturity:
Municipals - fixed rate
- Taxable	9,270	9,769	6.85	3.39%

Total securities held to maturity	9,270	9,769	6.85	3.39%

Total securities	$139,976	$140,632	7.64	3.21%

The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	March 31, 2016
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities - fixed rate	$—	—	$1,007	2.44%	$5,369	2.24%	$1,689	3.05%	$8,065	2.43%
Commercial mortgage-backed securities - fixed rate	—	—	4,925	2.03%	32,486	2.31%	—	—	37,411	2.27%
Municipals - fixed rate
Taxable	—	—	851	1.85%	9,587	2.99%	—	—	10,438	2.90%
Tax exempt	—	—	—	—	4,248	2.83%	65,769	3.82%	70,017	3.76%
Collateralized mortgage obligations - fixed rate	—	—	—	—	—	—	7,637	2.23%	7,637	2.23%

Total securities available for sale	$—		$6,783		$51,690		$75,095		$133,568	3.11%

Securities held to maturity:
Municipals - fixed rate	—	—	—	—	10,071	3.39%	—	—	10,071	3.39%

Total securities held to maturity	$—		$—		$10,071		$—		$10,071

Total securities	$—	—	$6,783	2.07%	$61,761	2.62%	$75,095	3.64%	$143,639	3.13%

Loans

The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$365,766	46.9%	$370,612	47.6%
Commercial real estate	311,588	40.0%	302,814	38.8%
Residential real estate	35,832	4.6%	36,190	4.6%
Consumer	12,225	1.6%	12,577	1.6%
Guaranteed student loans	53,674	6.9%	57,308	7.4%
Overdrafts	31	0.0%	27	0.0%

Total loans	779,116	100.0%	779,528	100.0%
Allowance for loan and lease losses	(7,072)		(7,350)

Total loans, net of allowance	$772,044		$772,178

Total loans decreased $412 thousand to $779.1 million as of March 31, 2016 from $779.5 million as of December 31, 2015. As of March 31, 2016, loan balances from our participation in a mortgage warehouse lending program were $52.5 million compared to $51.9 million at December 31, 2015, while our portfolio of guaranteed student loans declined $3.6 million from December 31, 2015. We believe balances in our guaranteed student portfolio will continue to decline at this rate for the remainder of 2016.

The following tables provide the maturity analysis of our loans as of the dates stated based on whether loans are variable-rate or fixed-rate loans:

	March 31, 2016
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$164,111	$111,444	$24,907	$136,351	$42,453	$21,941	$64,394	$364,856
Commercial real estate (2)	84,495	117,229	55,568	172,797	40,667	8,320	48,987	306,279
Residential real estate (3)	2,307	7,771	17,159	24,930	6,271	987	7,258	34,495
Consumer (4)	9,867	880	326	1,206	571	131	702	11,775
Guaranteed student loans	21	980	52,673	53,653	—	—	—	53,674
Overdrafts	31	—	—	—	—	—	—	31

Total loans	$260,832	$238,304	$150,633	$388,937	$89,962	$31,379	$121,341	$771,110

(1)	Excludes $692 thousand in nonaccrual fixed-rate loans and $219 thousand in nonaccrual variable-rate loans.
(2)	Excludes $2.6 million in nonaccrual fixed-rate loans and $2.7 million in nonaccrual variable-rate loans.
(3)	Excludes $354 thousand in nonaccrual fixed-rate loans and $984 thousand in nonaccrual variable-rate loans.
(4)	Excludes $15 thousand in nonaccrual fixed-rate loans and $435 thousand in nonaccrual variable-rate loans.

	December 31, 2015
		Variable Rate			Fixed Rate
	Within 1 year	1 to 5 years	After 5 years	Total variable > 1 year	1 to 5 years	After 5 years	Total fixed > 1 year	Total Maturities
Commercial and industrial (1)	$188,471	$96,239	$25,533	$121,772	$39,865	$18,346	$58,211	$368,454
Commercial real estate (2)	81,580	112,673	56,183	168,856	41,185	6,546	47,731	298,167
Residential real estate (3)	1,806	8,305	17,064	25,369	6,965	739	7,704	34,879
Consumer (4)	10,143	1,143	326	1,469	676	131	807	12,419
Guaranteed student loans	18	871	56,419	57,290	—	—	—	57,308
Overdrafts	27	—	—	—	—	—	—	27

Total loans	$282,045	$219,231	$155,525	$374,756	$88,691	$25,762	$114,453	$771,254

(1)	Excludes $1.5 million in nonaccrual fixed-rate loans and $685 thousand in nonaccrual variable-rate loans.
(2)	Excludes $1.3 million in nonaccrual fixed-rate loans and $3.3 million in nonaccrual variable-rate loans.
(3)	Excludes $168 thousand in nonaccrual fixed-rate loans and $1.1 million in nonaccrual variable-rate loans.
(4)	Excludes $140 thousand in nonaccrual fixed-rate loans and $17 thousand in nonaccrual variable-rate loans.

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

Loans secured by real estate comprised 59.2% of our loan portfolio at March 31, 2016 and 58.0% at December 31, 2015. CRE loans are secured by commercial properties. Typically, our maximum loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt service coverage ratios as well. Residential real estate loans consist primarily of first and second lien loans, including home equity lines and credit loans, secured by residential real estate located primarily in our target markets, offered to select customers. These customers primarily include branch and private banking customers. Typically, our loan-to-value benchmark for these loans is below 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of both residential and owner-occupied commercial real estate (“OORE”) loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment. We classify OORE loans as C&I, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.

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

Our allowance for loan and lease losses does not include amounts for loan losses on loans held pursuant to our participation in a mortgage warehouse lending program. Loans pursuant to this program are to mortgage originators that seek funding to facilitate the origination of residential mortgage loans for sale in the secondary market and are generally held for less than 30 days. We sub-participate in this lending program with a national bank (the participating bank), and the participating bank has experienced negligible losses and we have experienced no losses from this lending activity, since we began participating in this program.

Although we use various data and information sources to establish our allowance for loan and lease losses, future adjustments to our allowance for loan and lease losses may be necessary if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

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

The following table presents the allowance for loan and losses by loan type and the percent of loans in each category to total loans as of the dates stated:

	March 31, 2016		December 31, 2015
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial and industrial	$1,609	47.0%	$2,095	47.5%
Commercial real estate	5,183	40.0%	4,991	38.8%
Residential real estate	199	4.6%	205	4.6%
Consumer	—	1.6%	—	1.6%
Guaranteed student loans	81	6.8%	59	7.5%

Total allowance for loan and lease losses	$7,072	100.0%	$7,350	100.0%

The following table presents the activity in the allowance for loan and lease losses for the periods stated:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$7,350	$6,247
Charge-offs:
Commercial and industrial	291	2
Commercial real estate	—	—
Residential real estate	—	—
Consumer	—	—
Guaranteed student loans	139	321
Overdrafts	3	4

Total charge-offs	433	327

Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	1
Residential real estate	—	—
Consumer	—	1
Guaranteed student loans	—	—
Overdrafts	2	2

Total recoveries	2	4

Net charge-offs	431	323

Provision for loan and lease losses	190	565
Amount for unfunded commitments	(37)	—
Other (1)	—	(46)

Balance at end of period	$7,072	$6,443

(1)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

We charge off that portion of our guaranteed student loans that is (1) not subject to federal government guarantee and (2) greater than 120 days past due and has a high probability of default. Probability of default is determined by a loss migration analysis. Loans greater than 120 days past due continue to accrue interest as interest receivable is guaranteed until a claim against the guarantee, if any, is satisfied. A claim can be made when a loan is past due 270 days, or earlier in certain circumstances.

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

The following table presents our accretion activity for the periods presented.

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,362	$5,580
Accretion (1)	(445)	(483)
Disposals (2)	(135)	—
Other (3)	—	46

Balance at end of period	$2,782	$5,143

(1)	Accretion amounts are reported in interest income.
(2)	Disposals represent the reduction of purchase accounting discounts due to the resolution of acquired loans at amounts less than the contractually-owed receivable.
(3)	Represents the recovery of a credit-impaired loan’s prior period allowance through accretion income.

Nonperforming Assets

It is our policy to discontinue the accrual of interest income on nonperforming loans. We consider a loan as nonperforming when it is 90 days or greater past due as to interest and principal or when collectability is in doubt, unless the estimated net realized value of collateral is sufficient to assure collection of principal balance and accrued interest. As of March 31, 2016, there were no loans, other than guaranteed student loans, 90 days or greater past due with respect to principal and interest for which interest was accruing. The federal guarantee on our guaranteed student loans covers both principal and interest accrued to the date a claim, if any, is paid under the guarantee.

As of March 31, 2016 and December 31, 2015, we had $632 thousand and $533 thousand, respectively, in OREO. OREO valuations are evaluated periodically, and any necessary valuation allowance to carry the asset at its fair value, less disposal costs, is recorded as a charge to net income.

The following table presents our nonperforming assets and various performance ratios for the periods and as of the dates stated:

	March 31, 2016	December 31, 2015
Nonaccrual loans	$8,008	$8,274
Other real estate owned	632	533

Total nonperforming assets	$8,640	$8,807

Nonperforming assets as a percentage of total loans	1.11%	1.13%
Nonperforming assets as a percentage of total assets	0.85%	0.85%
Net charge-offs as a percentage of average loans	0.06%	0.18%
Allowance for loan and lease losses as a percentage of total loans	0.91%	0.94%
Allowance for loan and lease losses to nonaccrual loans	88.31%	88.83%

Deposits

Deposits represent our primary source of funds and are comprised of demand deposits, savings deposits and time deposits. Deposits as of March 31, 2016 totaled $872.3 million compared to deposits of $889.0 million at December 31, 2015. Demand deposits, including money market accounts, as of March 31, 2016 decreased slightly from balances at December 31, 2015, while time deposits decreased $17.3 million over this period. As of March 31, 2016, $110.7 million of our deposits were in Insured Cash Sweep (“ICS”) accounts, Certificate of Deposit Account Registry Service (“CDARS”) accounts and brokered time deposits, which we collectively refer to as brokered deposits. As of December 31, 2015, $114.4 million of our deposits were brokered deposits.

The following table presents average balances and rates paid, by deposit category, as of the dates stated:

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$158,640	—	$148,640	—
Interest-bearing deposits:
Demand and money market	446,927	0.72%	372,203	0.71%
Savings accounts	11,167	0.29%	10,416	0.29%
Time deposits $100,000 or greater	225,254	0.87%	238,999	0.77%
Time deposits less than $100,000	75,156	1.04%	81,145	1.02%

Total interest-bearing deposits	758,504	0.79%	702,763	0.76%

Total average deposits	$917,144	0.66%	$851,403	0.63%

The following table presents maturities of large denomination time deposits (equal to or greater than $100,000) as of March 31, 2016:

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$71,368	$30,599	$60,482	$57,889	$220,338	25.26%

Borrowings

We have one secured short-term borrowing with the FHLB in the amount of $17.5 million, which matures on June 28, 2016. For the three month period ended March 31, 2016, our effective interest rate on this borrowing, including the effect of cash flow hedge (interest rate swaps), was 2.30%. In connection with our $17.5 million borrowing, we have two interest rate swaps whereby we pay fixed amounts to a counterparty and receive LIBOR-based variable payments on the full notional amount of this borrowing. Our objective in using interest rate swaps is to manage our exposure to interest rate movements. The interest rate swaps are designated as cash flow hedges, whereby the effective portion of the hedge is recorded in accumulated other comprehensive income (loss). The amount reported in accumulated other comprehensive income (loss) as of March 31, 2016 and December 31, 2015 related to these derivatives was an unrealized loss of $948 thousand (net of a tax benefit of $322 thousand) and $612 thousand (net of a tax benefit of $208 thousand), respectively. As of March 31, 2016, the ineffective portion of the interest rate swaps was insignificant.

We have an agreement with the counterparty to our cash flow hedges that contains a provision whereby if we fail to maintain our status as a well or an adequate capitalized institution, we could be required to terminate or fully collateralize the interest rate swaps. Additionally, if we default on any of our indebtedness, including default where repayment has not been accelerated by the lender, we could also be in default on our derivative obligations. We have minimum collateral requirements with our counterparty and, as of March 31, 2016, $1.0 million had been pledged as collateral under the agreement for our cash flow derivatives, as the valuation of the derivatives had surpassed the contractually specified minimum transfer amount. If we are not in compliance with the terms of the derivative agreements, we could be required to settle obligations under the agreement at termination value. As of March 31, 2016, a hedge liability of $965 thousand was recorded in other liabilities on our consolidated balance sheet related to the cash flow hedge derivatives.

At March 31, 2016, $10.8 million was outstanding under an agreement with a national bank that provides for an unsecured senior term loan credit facility up to $15.0 million (the “Credit Agreement”). Term loans under the Credit Agreement were repayable in monthly payments of accrued interest only for the first six months and then, beginning on March 31, 2015, the term loans are repayable in monthly installments of $100 thousand principal, plus accrued interest, and unless extended or earlier prepaid, the maturity date of all term loans made under the Credit Agreement is September 30, 2019, at which time all unpaid principal and accrued interest will become due and payable in full. All borrowings under the Credit Agreement bear interest at the 30-day LIBOR in effect from time to time, plus 2.75% per annum. The Credit Agreement is unsecured; however, there is a negative pledge on all of the outstanding capital stock of the Bank. We have the right to borrow up to an additional $5.0 million under the Credit Agreement on or before September 30, 2016. For the three months ended March 31, 2016 and 2015, the effective interest rate, which includes the amortization of loan origination costs, on the borrowings under the senior term loan was 3.33% and 3.92%, respectively.

On June 26, 2015, we issued and sold $8.5 million in aggregate principal amount of the Subordinated Notes. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the company. The Subordinated Notes may not be redeemed by the company prior to June 26, 2020, except in the event (i) the Subordinated Notes no longer qualify as Tier 2 Capital as a result of a change in interpretation or application of law or regulation, or (ii) of a “Tax Event” (as defined under the related note purchase agreement). The Subordinated Notes are unsecured and subordinate and junior in right of payments to the company’s secured and general creditors. Interest on the Subordinated Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31. Additionally, the company is not permitted to declare or pay any dividend or make any distribution on its capital stock or any other of its equity securities of any kind, except for dividends payable solely in shares of the company’s common stock, if the total risk-based capital ratio, Tier 1 risk-based capital ratio, or leverage ratio of the company or the Bank, becomes less than 10.0%, 6.0%, or 5.0%, respectively. As of March 31, 2016, the outstanding balance of the Subordinated Notes, net of capitalized loan origination costs, was $8.4 million. For the three months ended March 31, 2016, the effective interest rate, which includes the amortization of loan origination costs, on the Subordinated Notes was 7.40%.

As of March 31, 2016, the company and the Bank, as applicable, were in compliance with all covenants under both the Credit Agreement and the Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2016, cash and cash equivalents decreased $20.9 million compared to an increase of $58.1 million for the same period in 2015. Net cash used in operating activities was $4.4 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $3.2 million for the same period in 2015. The primary use of operating funds in the 2016 period was from a decrease in other liabilities. Net cash provided by investing activities was $372 thousand for the three months ended March 31, 2016 compared to net cash used in investing activities of $15.5 million for the same period in 2015. Cash provided by investing activities in the 2016 period reflected a decrease in loans held for investment and cash from the amortization of securities, partially offset by purchases of equipment. Net cash used in financing activities in the three months ended March 31, 2016 was $16.8 million compared to net cash provided by financing activities of $70.4 million for the same period of 2015. Cash used in financing activities in the 2016 period reflected a net decrease in time deposits.

Liquidity

Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses, fund increased loan demand, and to achieve stated objectives (including working capital requirements). These events may occur daily or in other short-term intervals in the normal operation of business. Historical trends may help management predict the amount of cash required. In assessing liquidity, management gives consideration to various factors, including stability of deposits, maturity of time deposits, quality, volume and maturity of assets, sources, repayments and costs of borrowings, concentrations of loans and deposits within certain businesses and industries, expected fundings of loans and collection of deposits, and our overall financial condition and cash flows.

Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio. We have access to a credit line from our primary correspondent bank in the amount of $30.0 million. This line is for short-term liquidity needs, is subject to the prevailing federal funds interest rate, and can be terminated at any time.

We have six additional uncommitted lines of credit by national banks to borrow federal funds up to $88.0 million in total on an unsecured basis, of which $70.0 million expire as varying dates through September 2016. The remainder of the lines of credit have no stated expiration date. All of the lines of credit can be cancelled at any time by the lender. As of March 31, 2016, there were no amounts outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing federal funds rate.

We have secured borrowing facilities with the FHLB and the Federal Reserve Bank (“FRB”). The total credit availability under the FHLB facility is equal to 30% of our total assets, which as of March 31, 2016 was $294.1 million, based on the most recent prior quarter-end. In addition, based on pledged collateral with the FHLB, we have a $54.4 million secured borrowing facility as of March 31, 2016. Under this facility, we have one non-amortizing term loan outstanding for $17.5 million. Credit availability under the FRB facility was $156.8 million as of March 31, 2016, which is also based on lendable collateral. Borrowings under this facility bear the prevailing current rate for primary credit. There were no amounts outstanding under this facility as of March 31, 2016. Pledged collateral (loans) for both the FHLB and FRB facilities was $294.7 million, as of March 31, 2016.

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

The rule establishing a new regulatory capital framework for smaller, less complex financial institutions became effective January 1, 2015 and will be phased in over the next five years. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, and increases the minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirements began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer ratio.

The following table presents capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated, including the new common equity Tier 1 capital ratio.

	March 31, 2016		December 31, 2015
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$107,571	89,763	$106,966	$89,372
Tier 1 capital	107,571	89,763	106,966	89,372
Total risk-based capital	115,180	105,764	114,816	105,607
Risk-weighted assets	914,103	914,139	900,956	901,660

The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and Xenith Bankshares as of the dates stated. Additionally, we have included the regulatory minimum capital with capital buffer ratios for 2016 and ratios once the capital buffer is fully phased in.

	March 31, 2016		December 31, 2015
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Regulatory Minimum with Capital Buffer	Well Capitalized with Capital Buffer Fully Phased-in
Common equity Tier 1 capital ratio	11.77%	9.82%	11.87%	9.91%	4.50%	5.125%	> 6.50%
Tier 1 leverage ratio	10.24%	8.55%	10.28%	8.58%	4.00%	N/A	> 5.00%
Tier 1 risk-based capital ratio	11.77%	9.82%	11.87%	9.91%	6.00%	6.625%	> 8.00%
Total risk-based capital ratio	12.60%	11.57%	12.74%	11.71%	8.00%	8.625%	> 10.00%

Interest Rate Sensitivity

Interest rate risk management is a central part of our overall asset-liability management process. A primary objective of interest rate risk management is to ensure the stability and quality of our primary earnings component, net interest income. This process involves monitoring the company’s balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Interest rate-sensitive assets and liabilities have interest rates that are subject to change within a specific time period, either due to maturity or to contractual agreement that allows the instrument to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income. We use interest rate risk measurement tools (simulation models) to simulate the effect of interest rate movements on our net interest income and the economic value of our equity.

Earnings Simulation Modeling. Net interest income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30-day prime-based asset and a 30-day FHLB borrowing may not be uniform over time. Earnings simulation modeling projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in our net interest income compared to the static-rate or “base case” scenario. The model considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled instantaneously, referred to as a “rate shock.” The model projects only “sensitivities” to interest income and expense and does not project changes in noninterest income, noninterest expense, provision for loan and lease losses or the impact of changing tax rates.

The following table summarizes the results of our earnings “rate shock” simulation model as of the date stated:

Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Market Rate	March 31, 2016
Up 200 bps	13.25%
Up 100	9.15%
Base case - no change	0.00%
Down 100	-3.14%

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

The following table summarizes the results of our EVE simulation model as of the date stated:

Hypothetical Percentage Change in EVE
Linear Change in Market Rate	March 31, 2016
Up 200 bps	59.1%
Up 100	35.7%
Base case - no change	0.0%
Down 100	-54.0%

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

These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	March 31, 2016	December 31, 2015
Commercial lines of credit	$202,472	$177,846
Commercial real estate	68,848	60,380
Residential real estate	11,135	12,104
Consumer	4,645	2,982
Letters of credit	7,548	7,679

Total commitments	$294,648	$260,991

We have a commitment to invest in a limited partnership that operates as a small business investment company. As of March 31, 2016, we had invested $900 thousand; an additional $100 thousand will be funded at the request of the general partner of the partnership. Additionally, we have a $1.0 million commitment to invest in a Virginia limited liability company, the purpose of which is to invest in low-income residential rental and/or historic properties.

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

Forward-looking statements made in this Form 10-Q reflect beliefs, assumptions, and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, the forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. You should carefully consider these matters, along with the risks discussed under “Risk Factors” in our 2015 Form 10-K and the following factors, which are not intended to be exhaustive, that may cause actual results to vary materially from our forward-looking statements:

•	the ability to obtain regulatory approvals and meet other closing conditions to the proposed merger with Hampton Roads Bankshares, including approval by Hampton Roads Bankshares’ and Xenith Bankshares’ shareholders, on the expected terms and schedule;

•	delay in completing the proposed merger with Hampton Roads Bankshares;

•	difficulties and delays in integrating the Hampton Roads Bankshares and Xenith Bankshares businesses or fully realizing cost savings and other benefits from the proposed merger;

•	business disruption following the proposed merger with Hampton Roads Bankshares;

•	disruptions due to uncertainty or other factors related to the proposed merger with Hampton Roads Bankshares making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities;
•	general economic conditions nationally, regionally or in our target markets;

•	the efforts of government agencies to stabilize the equity and debt markets;

•	the adequacy of our allowance for loan and lease losses and the methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including exposure to commercial real estate loans, and to our target markets;

•	our dependence on our target markets in and around Virginia;

•	reduced deposit flows and loan demand as well as increasing default rates;

•	changes in interest rates, reducing our margins or the volumes or values of the loans we make and the deposits and investments we hold;

•	our ability to generate sufficient taxable income to utilize our deferred tax assets, thus requiring a valuation allowance against this asset;

•	business conditions in the financial services industry, including competitive pressures among financial services companies, new service and product offerings by competitors, and similar factors;

•	the degree and nature of our competition, with the understanding that competitors may have greater financial resources and access to capital and may offer services that enable those competitors to compete more successfully than we can;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	our ability and willingness to pay dividends on our common stock in the future;

•	changes in accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	volatility of the market price of our common stock and capital markets generally;

•	changes in our competitive strengths or business or strategies;

•	the availability, terms and deployment of debt and equity capital;

•	our dependence upon key personnel whose continued service is not guaranteed, and our ability to identify, hire and retain highly qualified personnel in the future;

•	our ability to implement our business strategies successfully;

•	our ability to maintain regulatory capital levels and adequate sources of funding and liquidity, which could be adversely affected by market conditions and changes in capital requirements made by regulators;

•	negative publicity and the impact on our reputation;

•	rapidly changing technology;

•	failures or breaches to our systems and network security, including “hacking,” ”cyber fraud” or “identity theft” resulting in operating losses or litigation;

•	war or terrorist activities causing deterioration in the economy;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	the risks discussed in our public filings with the Securities and Exchange Commission (the “SEC”).

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us, that in management’s opinion would result in any material adverse effect on our financial position or results of operations or that is not expected to be covered by insurance.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Risk Factors” in our 2015 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2015 Form 10-K.

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

We did not purchase any shares during the first quarter of 2016.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated as of February 10, 2016, by and between Hampton Roads Bankshares, Inc. and Xenith Bankshares, Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Xenith Bankshares, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.) (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 16, 2016 (File No. 000-53380))

31.1	Certification of CEO pursuant to Rule 13a-14(a)

31.2	Certification of CFO pursuant to Rule 13a-14(a)

32.1	CEO Certification pursuant to 18 U.S.C. § 1350

32.2	CFO Certification pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENITH BANKSHARES, INC.

Date: May 6, 2016	/s/ T. GAYLON LAYFIELD, III
T. Gaylon Layfield, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ THOMAS. W. OSGOOD
Thomas W. Osgood
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
(Principal Financial Officer)